Form 10-Q
period 2019-06-30
LAUREATE EDUCATION, INC.
filed 2019-08-08
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
OR
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
Nasdaq Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2019
Class A common stock, par value $0.004 per share	118,806,216 shares
Class B common stock, par value $0.004 per share	105,866,032 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended June 30,	2019	2018
	(Unaudited)	(Unaudited)
Revenues	$1,001,802	$1,017,196
Costs and expenses:
Direct costs	720,230	725,774
General and administrative expenses	67,405	73,202
Loss on impairment of assets	470	—
Operating income	213,697	218,220
Interest income	2,844	2,588
Interest expense	(41,467)	(60,110)
Loss on debt extinguishment	(15,595)	—
Gain on derivatives	2,632	111,596
Other income (expense), net	7,696	(91)
Foreign currency exchange gain (loss), net	8,817	(5,668)
Income from continuing operations before income taxes and equity in net income of affiliates	178,624	266,535
Income tax expense	(74,343)	(92,654)
Equity in net income of affiliates, net of tax	219	—
Income from continuing operations	104,500	173,881
Income from discontinued operations, net of tax (expense) benefit of ($3,942) and $3,765, respectively	33,600	38,072
Gain on sales of discontinued operations, net of tax benefit of $34,457 and $0, respectively	641,516	12,003
Net income	779,616	223,956
Net loss attributable to noncontrolling interests	1,976	456
Net income attributable to Laureate Education, Inc.	$781,592	$224,412

Accretion of Series A convertible redeemable preferred stock and other redeemable noncontrolling interests and equity	194	(4,324)
Gain upon conversion of Series A convertible redeemable preferred stock	—	74,110
Net income available to common stockholders	$781,786	$294,198

Basic earnings per share:
Income from continuing operations	$0.48	$1.14
Income from discontinued operations	3.00	0.23
Basic earnings per share	$3.48	$1.37
Diluted earnings per share:
Income from continuing operations	$0.48	$0.78
Income from discontinued operations	3.00	0.22
Diluted earnings per share	$3.48	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the six months ended June 30,	2019	2018
	(Unaudited)	(Unaudited)
Revenues	$1,623,598	$1,649,412
Costs and expenses:
Direct costs	1,372,644	1,403,309
General and administrative expenses	121,316	120,504
Loss on impairment of assets	470	—
Operating income	129,168	125,599
Interest income	6,397	5,856
Interest expense	(96,122)	(123,445)
Loss on debt extinguishment	(26,217)	(7,481)
Gain on derivatives	7,815	92,256
Other income, net	8,055	2,506
Foreign currency exchange gain (loss), net	4,158	(17,450)
Income from continuing operations before income taxes and equity in net income of affiliates	33,254	77,841
Income tax expense	(39,287)	(69,595)
Equity in net income of affiliates, net of tax	219	—
(Loss) income from continuing operations	(5,814)	8,246
Income from discontinued operations, including tax expense of $13,292 and $42,618, respectively	90,174	56,925
Gain on sales of discontinued operations, net, including tax benefit of $34,744 and $20,792, respectively	889,521	330,330
Net income	973,881	395,501
Net income attributable to noncontrolling interests	(1,046)	(2,210)
Net income attributable to Laureate Education, Inc.	$972,835	$393,291

Accretion of other redeemable noncontrolling interests and equity and Series A convertible redeemable preferred stock	457	(61,727)
Gain upon conversion of Series A convertible redeemable preferred stock	—	74,110
Net income available to common stockholders	$973,292	$405,674

Basic earnings per share:
(Loss) income from continuing operations	$(0.03)	$0.09
Income from discontinued operations	4.36	1.92
Basic earnings per share	$4.33	$2.01
Diluted earnings per share:
(Loss) income from continuing operations	$(0.03)	$0.03
Income from discontinued operations	4.36	1.72
Diluted earnings per share	$4.33	$1.75

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended June 30,	2019	2018
	(Unaudited)	(Unaudited)
Net income	$779,616	$223,956
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	10,188	(196,672)
Unrealized (loss) gain on derivative instruments, net of tax of $0 for both periods	(10,559)	10,126
Total other comprehensive loss	(371)	(186,546)
Comprehensive income	779,245	37,410
Net comprehensive loss (income) attributable to noncontrolling interests	2,063	(15)
Comprehensive income attributable to Laureate Education, Inc.	$781,308	$37,395

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the six months ended June 30,	2019	2018
	(Unaudited)	(Unaudited)
Net income	$973,881	$395,501
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	59,739	(113,303)
Unrealized (loss) gain on derivative instruments, net of tax of $0 for both periods	(7,950)	12,336
Minimum pension liability adjustment, net of tax of $0	—	376
Total other comprehensive income (loss)	51,789	(100,591)
Comprehensive income	1,025,670	294,910
Net comprehensive income attributable to noncontrolling interests	(989)	(2,402)
Comprehensive income attributable to Laureate Education, Inc.	$1,024,681	$292,508

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	June 30, 2019	December 31, 2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (includes VIE amounts of $69,692 and $158,387, see Note 2)	$236,412	$388,490
Restricted cash	188,938	201,300
Receivables:
Accounts and notes receivable	531,390	399,322
Other receivables	13,943	11,596
Allowance for doubtful accounts	(177,167)	(161,649)
Receivables, net	368,166	249,269
Income tax receivable	42,094	18,515
Prepaid expenses and other current assets	98,083	53,187
Current assets held for sale	187,166	306,372
Total current assets (includes VIE amounts of $424,040 and $483,613, see Note 2)	1,120,859	1,217,133
Notes receivable, net	14,613	2,397
Property and equipment:
Land	239,860	234,826
Buildings	668,619	645,177
Furniture, equipment and software	1,013,347	968,468
Leasehold improvements	335,259	356,824
Construction in-progress	40,720	60,919
Accumulated depreciation and amortization	(1,059,335)	(987,279)
Property and equipment, net	1,238,470	1,278,935
Operating lease right-of-use assets, net	937,884	—
Land use rights, net	1,607	1,552
Goodwill	1,737,455	1,707,089
Other intangible assets:
Tradenames	1,134,648	1,126,244
Other intangible assets, net	2,076	25,429
Deferred costs, net	70,283	66,835
Deferred income taxes	150,076	136,487
Derivative instruments	—	3,259
Other assets	189,958	172,817
Long-term assets held for sale	493,859	1,031,459
Total assets (includes VIE amounts of $1,133,619 and $1,196,813, see Note 2)	$7,091,788	$6,769,636

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	June 30, 2019	December 31, 2018
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$70,908	$67,303
Accrued expenses	231,836	227,583
Accrued compensation and benefits	172,745	196,355
Deferred revenue and student deposits	283,763	193,226
Current portion of operating leases	95,697	—
Current portion of long-term debt and finance leases	136,127	101,866
Current portion of due to shareholders of acquired companies	14,239	23,820
Income taxes payable	30,360	20,901
Derivative instruments	—	4,021
Other current liabilities	30,649	46,621
Current liabilities held for sale	139,162	308,391
Total current liabilities (includes VIE amounts of $190,725 and $207,977, see Note 2)	1,205,486	1,190,087
Long-term operating leases, less current portion	862,369	—
Long-term debt and finance leases, less current portion	1,222,142	2,593,585
Due to shareholders of acquired companies, less current portion	21,626	21,571
Deferred compensation	13,059	12,778
Income taxes payable	86,367	93,460
Deferred income taxes	227,677	217,558
Derivative instruments	—	6,656
Other long-term liabilities	169,627	214,306
Long-term liabilities held for sale	163,859	354,293
Total liabilities (includes VIE amounts of $318,677 and $274,744, see Note 2)	3,972,212	4,704,294
Redeemable noncontrolling interests and equity	12,493	14,396
Stockholders' equity:
Preferred stock, par value $0.001 per share – 49,889 shares authorized as of June 30, 2019 and December 31, 2018, respectively, no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Class A common stock, par value $0.004 per share – 700,000 shares authorized, 118,806 shares issued and outstanding as of June 30, 2019 and 107,450 shares issued and outstanding as of December 31, 2018	475	430
Class B common stock, par value $0.004 per share – 175,000 shares authorized, 105,866 shares issued and outstanding as of June 30, 2019 and 116,865 shares issued and outstanding as of December 31, 2018	423	467
Additional paid-in capital	3,707,305	3,703,796
Retained earnings (accumulated deficit)	470,860	(530,919)
Accumulated other comprehensive loss	(1,060,849)	(1,112,695)
Total Laureate Education, Inc. stockholders' equity	3,118,214	2,061,079
Noncontrolling interests	(11,131)	(10,133)
Total stockholders' equity	3,107,083	2,050,946
Total liabilities and stockholders' equity	$7,091,788	$6,769,636
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the six months ended June 30,	2019	2018
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net income	$973,881	$395,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,384	130,164
Amortization of operating lease right-of-use assets	62,788	—
Loss on impairment of assets	470	—
Gain on sales of subsidiaries and disposal of property and equipment, net	(852,348)	(309,918)
Gain on derivative instruments	(7,977)	(92,680)
Payments for settlement of derivative contracts	(8,233)	—
Loss on debt extinguishment	26,217	7,481
Non-cash interest expense	(317)	11,023
Non-cash share-based compensation expense	8,004	3,931
Bad debt expense	62,410	58,282
Deferred income taxes	4,744	(660)
Unrealized foreign currency exchange (gain) loss	(5,246)	18,721
Non-cash loss (gain) from non-income tax contingencies	4,609	(928)
Other, net	(4,117)	(10,032)
Changes in operating assets and liabilities:
Receivables	(221,719)	(184,005)
Prepaid expenses and other assets	(78,740)	(83,347)
Accounts payable and accrued expenses	(33,562)	(54,020)
Income tax receivable/payable, net	(53,183)	11,951
Deferred revenue and other liabilities	57,482	100,372
Net cash provided by operating activities	32,547	1,836
Cash flows from investing activities
Purchase of property and equipment	(62,801)	(93,741)
Expenditures for deferred costs	(8,022)	(7,732)
Receipts from sales of discontinued operations, net of cash sold, property and equipment and other	1,161,440	374,713
Settlement of derivatives related to sale of discontinued operations and net investment hedge	12,866	(9,960)
Business acquisitions, net of cash acquired	(1,205)	—
Payments from related parties	87	983
Net cash provided by investing activities	1,102,365	264,263
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	507,691	298,726
Payments on long-term debt	(1,877,310)	(671,721)
Payments of deferred purchase price for acquisitions	(12,133)	(5,875)
Payments to purchase noncontrolling interests	(5,761)	(127)
Payment of dividends on Series A Preferred Stock	—	(11,103)
Withholding of shares to satisfy tax withholding for vested stock awards	(1,251)	(1,744)
Payments of debt issuance costs and redemption premiums	(5,949)	(303)
Distributions to noncontrolling interest holders	(1,363)	(912)
Net cash used in financing activities	(1,396,076)	(393,059)
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	8,651	3,822
Change in cash included in current assets held for sale	88,073	14,082
Net change in Cash and cash equivalents and Restricted cash	(164,440)	(109,056)
Cash and cash equivalents and Restricted cash at beginning of period	589,790	532,782
Cash and cash equivalents and Restricted cash at end of period	$425,350	$423,726

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

Note 2. Significant Accounting Policies

The Variable Interest Entity (VIE) Arrangements

Laureate consolidates in its financial statements certain internationally based educational organizations that do not have shares or other equity ownership interests. Although these educational organizations may be considered not-for-profit entities in their home countries and they are operated in compliance with their respective not-for-profit legal regimes, we believe they do not meet the definition of a not-for-profit entity under GAAP, and therefore we treat them as ‘‘for-profit’’ entities for accounting purposes. These entities generally cannot declare dividends or distribute their net assets to the entities that control them.
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

The VIEs in Brazil and Mexico comprise several not-for-profit foundations that have insignificant revenues and operating expenses. Selected Consolidated Statements of Operations information for VIEs that are included in continuing operations was as follows, net of the charges related to the above-described contractual arrangements:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Selected Statements of Operations information:
Revenues, by segment:
Brazil	$—	$—	$—	$—
Mexico	—	86	—	86
Andean	148,472	150,504	204,922	205,540
Revenues	148,472	150,590	204,922	205,626

Depreciation and amortization	6,890	6,490	12,986	13,235

Operating income (loss), by segment:
Brazil	(17)	(22)	(34)	(40)
Mexico	(99)	(71)	(196)	(228)
Andean	44,519	34,011	17,299	(5,240)
Operating income (loss)	44,403	33,918	17,069	(5,508)

Net income	41,785	39,042	17,585	4,047
Net income attributable to Laureate Education, Inc.	41,785	39,042	17,585	4,047

The following table reconciles the Net income attributable to Laureate Education, Inc. as presented in the table above, to the amounts in our Consolidated Statements of Operations:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to Laureate Education, Inc.:
Variable interest entities	$41,785	$39,042	$17,585	$4,047
Other operations	699,745	238,626	654,533	220,359
Corporate and eliminations	40,062	(53,256)	300,717	168,885
Net income attributable to Laureate Education, Inc.	$781,592	$224,412	$972,835	$393,291

The following table presents selected assets and liabilities of the consolidated VIEs. Except for Goodwill, the assets in the table below include the assets that can be used only to settle the obligations for the VIEs. The liabilities in the table are liabilities for which the creditors of the VIEs do not have recourse to the general credit of Laureate.

Selected Consolidated Balance Sheet amounts for these VIEs were as follows:

	June 30, 2019		December 31, 2018
	VIE	Consolidated	VIE	Consolidated
Balance Sheets data:
Cash and cash equivalents	$69,692	$236,412	$158,387	$388,490
Current assets held for sale	102,792	187,166	183,880	306,372
Other current assets	251,556	697,281	141,346	522,271
Total current assets	424,040	1,120,859	483,613	1,217,133

Goodwill	172,557	1,737,455	168,473	1,707,089
Tradenames	68,319	1,134,648	66,929	1,126,244
Other intangible assets, net	—	2,076	—	25,429
Operating lease right-of-use assets, net	76,620	937,884	—	—
Long-term assets held for sale	99,967	493,859	165,087	1,031,459
Other long-term assets	292,116	1,665,007	312,711	1,662,282
Total assets	1,133,619	7,091,788	1,196,813	6,769,636

Current liabilities held for sale	34,066	139,162	101,320	308,391
Other current liabilities	156,659	1,066,324	106,657	881,696
Long-term operating leases, less current portion	65,836	862,369	—	—
Long-term liabilities held for sale	28,939	163,859	42,265	354,293
Long-term debt and other long-term liabilities	33,177	1,740,498	24,502	3,159,914
Total liabilities	318,677	3,972,212	274,744	4,704,294

Total stockholders' equity	814,942	3,107,083	922,069	2,050,946
Total stockholders' equity attributable to Laureate Education, Inc.	814,942	3,118,214	921,747	2,061,079

On January 24, 2018, a new Higher Education Law (the New Law) was passed by the Chilean Congress. Among other things, the New Law prohibits conflicts of interests and related party transactions involving universities and their controlling parties, with certain exceptions. These exceptions include the provision of services that are educational in nature or essential for the university’s purposes.

The New Law established a Superintendency of Higher Education, with authority to regulate institutions of higher education and promulgate regulations and procedures implementing the New Law. As of May 29, 2019, the New Law’s provisions regarding related party transactions came into force; however, the Superintendent has not issued any further interpretive guidance or regulations. Immediately prior to these provisions coming into force, each of the Chilean non-profit universities and the relevant Laureate services provider reached an agreement to terminate the prior network services agreement in favor of an open bidding process, wherein unrelated third parties and Laureate-related providers were invited to compete in the provision of the range of services that are essential to the fulfillment of each of their academic missions. Once the bidding and contractual processes are completed, which is expected by the end of the third quarter, the Company and the Chilean non-profit universities will remain subject to the oversight of the Superintendent and may need to evaluate additional modifications to their contractual relationships. We do not believe that the New Law will change our relationship with our two tech/voc institutions in Chile that are for-profit entities. Additionally, we will continue to evaluate our accounting treatment of the Chilean non-profit universities to determine whether we can continue to consolidate them. Our continuing evaluation of the impact of the New Law may result in changes to our expectations due to changes in our interpretations of the law, assumptions used, and additional guidance that may be issued.

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

Adopting ASU 2016-02 had a material impact on our Consolidated Balance Sheet as we recorded significant asset and liability balances in connection with our leased properties. The most significant impacts to our Consolidated Financial Statements of adopting this standard are as follows:

•	The recognition of ROU assets and lease liabilities for operating leases, which totaled $937,884 and $958,066, respectively, as of June 30, 2019;

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

Note 3. Revenue

Revenue Recognition

Laureate's revenues primarily consist of tuition and educational service revenues. We also generate other revenues from student fees, dormitory/residency fees and other education-related activities. These other revenues are less material to our overall financial results and have a tendency to trend with tuition revenues. Revenues are recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. These revenues are recognized net of scholarships and other discounts, refunds, waivers and the fair value of any guarantees made by Laureate related to student financing programs. Laureate's institutions have various billing and academic cycles.

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

The following table shows the components of Revenues by reportable segment and as a percentage of total net revenue for the three months ended June 30, 2019 and 2018:

	Brazil	Mexico	Andean	Rest of World	Online & Partnerships	Corporate(1)	Total
2019
Tuition and educational services	$333,758	$178,088	$448,971	$63,677	$177,590	$—	$1,202,084	120%
Other	2,443	21,167	22,762	1,996	13,319	(1,053)	60,634	6%
Gross revenue	$336,201	$199,255	$471,733	$65,673	$190,909	$(1,053)	$1,262,718	126%
Less: Discounts / waivers / scholarships	(139,095)	(36,800)	(48,739)	(5,088)	(31,194)	—	(260,916)	(26)%
Total	$197,106	$162,455	$422,994	$60,585	$159,715	$(1,053)	$1,001,802	100%
2018
Tuition and educational services	$343,171	$174,964	$441,053	$63,110	$180,373	$—	$1,202,671	118%
Other	2,842	19,951	21,386	3,047	12,550	(3,890)	55,886	5%
Gross revenue	$346,013	$194,915	$462,439	$66,157	$192,923	$(3,890)	$1,258,557	124%
Less: Discounts / waivers / scholarships	(120,414)	(35,270)	(52,893)	(4,816)	(27,968)	—	(241,361)	(24)%
Total	$225,599	$159,645	$409,546	$61,341	$164,955	$(3,890)	$1,017,196	100%
(1) Includes the elimination of intersegment revenues.

The following table shows the components of Revenues by reportable segment and as a percentage of total net revenue for the six months ended June 30, 2019 and 2018:

	Brazil	Mexico	Andean	Rest of World	Online & Partnerships	Corporate(1)	Total
2019
Tuition and educational services	$535,013	$342,890	$586,374	$117,756	$358,640	$—	$1,940,673	120%
Other	4,367	47,662	38,610	5,174	25,327	(562)	120,578	7%
Gross revenue	$539,380	$390,552	$624,984	$122,930	$383,967	$(562)	$2,061,251	127%
Less: Discounts / waivers / scholarships	(232,306)	(71,633)	(63,047)	(8,189)	(62,478)	—	(437,653)	(27)%
Total	$307,074	$318,919	$561,937	$114,741	$321,489	$(562)	$1,623,598	100%
2018
Tuition and educational services	$545,274	$341,274	$577,016	$116,425	$361,618	$—	$1,941,607	118%
Other	5,703	45,229	36,929	5,236	26,732	(5,723)	114,106	7%
Gross revenue	$550,977	$386,503	$613,945	$121,661	$388,350	$(5,723)	$2,055,713	125%
Less: Discounts / waivers / scholarships	(202,586)	(70,960)	(69,345)	(8,046)	(55,364)	—	(406,301)	(25)%
Total	$348,391	$315,543	$544,600	$113,615	$332,986	$(5,723)	$1,649,412	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $531,390 and $399,322 as of June 30, 2019 and December 31, 2018, respectively. The increase in the contract assets balance at June 30, 2019 compared to December 31, 2018 is primarily driven by our enrollment cycles. The first and third calendar quarters generally coincide with the primary and secondary intakes for our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $283,763 and $193,226 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, respectively. The increase in the contract liability balance during the period ended June 30, 2019 is the result of semester billings and cash payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the six months ended June 30, 2019 that was included in the contract liability balance at the beginning of the year was approximately $162,000.

Note 4. Discontinued Operations and Assets Held for Sale

As discussed in Note 1, Description of Business, on August 9, 2018, the Company announced that it plans to focus on its principal markets and will divest certain of its other markets. The principal markets that will remain (the Continuing Operations) include Brazil, Chile, Mexico, and Peru, along with the Online & Partnerships segment and the institutions in Australia and New Zealand. At the time of the announcement on August 9, 2018, the markets being divested (the Discontinued Operations) included the institutions in Portugal and Spain, which were part of the Andean segment, all remaining institutions in the Central America & U.S. Campuses segment, and all remaining institutions in the Rest of World segment, except for Australia, New Zealand and the managed institutions in the Kingdom of Saudi Arabia and China. The institutions in the Kingdom of Saudi Arabia are managed under a contract that expires at the end of August 2019 and will not be renewed. As of June 30, 2019, two VIE institutions are included in the Discontinued Operations.

The divestitures are expected to create a more focused and simplified business model and generate proceeds that will be used for further repayment of long-term debt. The timing and ability to complete any of these transactions is uncertain and will be subject to market and other conditions, which may include regulatory approvals and consents of third parties.

Summarized operating results and cash flows of the Discontinued Operations are presented in the following tables:

For the three months ended June 30,	2019	2018
Revenues	$147,947	$230,721
Depreciation and amortization	—	9,517
Share-based compensation expense	106	427
Other direct costs	113,735	173,222
Operating income	34,106	47,555
Other non-operating income (expense)	3,436	(13,248)
Pretax income of discontinued operations	37,542	34,307
Income tax (expense) benefit	(3,942)	3,765
Income from discontinued operations, net of tax	$33,600	$38,072

For the six months ended June 30,	2019	2018
Revenues	$350,563	$483,793
Depreciation and amortization	—	20,310
Share-based compensation expense	269	747
Other direct costs	253,382	350,020
Operating income	96,912	112,716
Other non-operating income (loss)	6,554	(13,173)
Pretax income of discontinued operations	103,466	99,543
Income tax expense	(13,292)	(42,618)
Income from discontinued operations, net of tax	$90,174	$56,925

Operating cash flows of discontinued operations	$13,157	$64,505
Investing cash flows of discontinued operations	$(11,007)	$(22,031)
Financing cash flows of discontinued operations	$(25,712)	$(9,903)

The assets and liabilities of the Discontinued Operations, which are subject to finalization, have been classified as held for sale as of June 30, 2019 and December 31, 2018, in accordance with ASC 205. The assets and liabilities are recorded at the lower of their carrying values or their estimated ‘fair values less costs to sell.’ In addition to the Discontinued Operations, Centro Universitário do Norte (UniNorte), a traditional higher education institution located in the city of Manaus, Brazil, has also been classified as held for sale as of June 30, 2019 and December 31, 2018. UniNorte is included in Continuing Operations as it is not part of the strategic shift described above. As described below, on April 16, 2019, the Company entered into an agreement to divest UniNorte, which it expects to close during the second half of 2019.

The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are presented in the following tables:

	June 30, 2019	December 31, 2018
Assets of Discontinued Operations
Cash and cash equivalents	$123,224	$214,934
Receivables, net	35,947	38,588
Property and equipment, net	292,129	667,527
Goodwill	13,362	131,329
Tradenames	17,170	124,932
Operating lease right-of-use assets, net	69,951	—
Other assets	58,879	99,566
Subtotal: assets of Discontinued Operations	$610,662	$1,276,876

Other assets classified as held for sale: UniNorte Brazil
Receivables, net	$6,750	$6,983
Property and equipment, net	14,366	16,726
Goodwill	15,379	15,165
Tradenames	8,261	8,146
Operating lease right-of-use assets, net	18,034	—
Other assets	7,573	13,935
Subtotal: other assets classified as held for sale	$70,363	$60,955

Total assets held for sale	$681,025	$1,337,831

	June 30, 2019	December 31, 2018
Liabilities of Discontinued Operations
Deferred revenue and student deposits	$39,989	$115,969
Operating leases, including current portion	75,542	—
Long-term debt and finance leases, including current portion	63,897	278,074
Other liabilities	96,093	253,397
Subtotal: liabilities of Discontinued Operations	$275,521	$647,440

Other liabilities classified as held for sale: UniNorte Brazil
Deferred revenue and student deposits	$546	$469
Operating leases, including current portion	11,641	—
Long-term debt and finance leases, including current portion	2,486	5,370
Other liabilities	12,827	9,405
Subtotal: other liabilities classified as held for sale	$27,500	$15,244

Total liabilities held for sale	$303,021	$662,684

Sale Agreements Signed in 2019 and Pending Closure

Agreement to Sell UniNorte

On April 16, 2019, Rede Internacional de Universidades Laureate Ltda., a limited business company organized under the laws of Brazil (the UniNorte Seller), which is an indirect wholly owned subsidiary of the Company, entered into a Quota Assignment and Transfer Agreement (the UniNorte Agreement) with Cenesup - Centro Nacional de Ensino Superior Ltda., a limited liability company organized under the laws of Brazil (the UniNorte Purchaser), which is an indirect wholly owned subsidiary of Ser Educacional S.A., a company organized under the laws of Brazil (Ser). Pursuant to the UniNorte Agreement, the UniNorte Purchaser will purchase from the UniNorte Seller 100% of the quota capital of Sodecam - Sociedade de Desenvolvimento Cultural do Amazonas Ltda., a limited liability company organized under the laws of Brazil, which is the maintaining entity of UniNorte. The Company and Ser are also parties to the Agreement as guarantors of certain obligations of their respective subsidiaries.

The transaction enterprise value under the UniNorte Agreement is 194,800 Brazilian Reais (BRL) (or approximately $50,900 as of June 30, 2019), which includes the assumption of net debt in the amount of approximately BRL 9,800 (or approximately $2,600 as of June 30, 2019), and the parties expect that the transaction will close during the second half of 2019, subject to customary closing conditions, including approval by the Brazilian competition authorities.

Agreement to Sell NewSchool of Architecture and Design, LLC (NSAD)

On June 14, 2019, the Company and Exeter Street Holdings, LLC, an indirect wholly owned subsidiary of the Company, entered into a membership interests purchase agreement with Ambow NSAD, Inc. and Ambow Education Holding, Ltd. (the NSAD Buyers) to sell 100% of the outstanding membership interests of NSAD to the NSAD Buyers for a purchase price of one dollar, subject to certain adjustments. In addition, under the terms of the agreement, the Company estimates that it will pay subsidies to the NSAD Buyers for continued operations and campus facilities of up to approximately $5,800. The closing of the sale is subject to regulatory approvals and other conditions precedent, which could take approximately six months. NSAD is a higher education institution located in California that offers undergraduate and graduate degrees and non-degree certificates in design and construction management.

Note 5. Dispositions

Sale of the University of St. Augustine for Health Sciences, LLC (St. Augustine)

As previously disclosed in our 2018 Form 10-K, the sale of St. Augustine was completed on February 1, 2019. The total transaction value under the sale agreement was $400,000. Upon completion of the sale, the Company received net proceeds of approximately $346,400, which included $11,700 of customary closing adjustments, and was net of $58,100 of debt assumed by the purchaser and fees of $7,200. The proceeds net of cash sold were approximately $301,800, which the Company used to repay outstanding indebtedness under its U.S. term loan and revolving credit facility. The Company recognized a gain on the sale of approximately $223,000, which is included in gain on sales of discontinued operations on the Consolidated Statements of Operations.

Sale of Thailand Operations

As previously disclosed in our 2018 Form 10-K, on February 12, 2019, the Company completed the sale of its interests in Thai Education Holdings Company Limited, a Thailand corporation (TEDCO), and Far East Stamford International Co. Ltd. (FES), a Thailand corporation. TEDCO was the owner of a controlling interest in FES, which was the license holder for Stamford International University, which had three campuses in Thailand. The total purchase price was approximately $35,300, and net proceeds were approximately $27,900, net of debt assumed by the buyer and other customary closing adjustments. Of the $27,900 in net proceeds, $23,700, or $20,300 net of cash sold, was received at closing. The balance of $4,200 was payable upon satisfaction of certain post-closing requirements; the first post-closing requirement was satisfied in May 2019 and the Company received $2,800, leaving a remaining receivable of $1,400. The Company recognized a gain on the sale of approximately $10,800, which is included in gain on sales of discontinued operations on the Consolidated Statements of Operations.

Additional Gain on Sale of China Operations

As previously disclosed in our 2018 Form 10-K, on January 25, 2018, the Company completed the sale of LEI Lie Ying Limited (LEILY). A portion of the purchase price was held back and subject to deduction of any indemnifiable losses payable to the buyer pursuant to the sale purchase agreement. On January 25, 2019, Laureate received HKD 71,463 (approximately US $9,100 at date of receipt) for the second and final holdback payment, net of legal fees. Also, as of December 31, 2018, the Company had recorded a liability of approximately $14,300 related to loss contingencies for which the Company had indemnified the buyer. During the first quarter of 2019, the legal matter that this loss contingency related to was settled, with no cost to the Company. Accordingly, during the six months ended June 30, 2019, the Company reversed the loss contingency and recognized additional gain on the sale of LEILY of approximately $13,700, which is included in gain on sales of discontinued operations on the Consolidated Statements of Operations. The remaining liability recorded relates to certain legal fees. Additionally, at the closing of the sale on January 25, 2018, a portion of the total transaction value was paid into an escrow account and will be distributed to the Company pursuant to the terms and conditions of the escrow agreement. As of both June 30, 2019 and December 31, 2018, the Company has recorded a receivable of approximately $25,900 for the portion of the escrowed amount that the Company expects to receive.

Sale of Monash South Africa

On April 8, 2019, the Company completed the sale of its institution in South Africa, Monash South Africa, as well as the sale of the real estate associated with that institution. The transactions consisted of: (i) the transfer by Monash South Africa Limited (MSA), an Australia limited company that is an indirect 75%-owned subsidiary of the Company, to The Independent Institute of Education Limited (IIE), a South Africa limited company that is a subsidiary of ADvTECH Limited, of all of MSA’s assets and certain of its operational liabilities for a sale price of 15,000 South African Rand (ZAR) (subject to customary adjustments) (or approximately $1,100 at the closing date) and (ii) the sale by LEI AMEA Investments B.V., a Netherlands limited company that is an indirect wholly owned subsidiary of the Company, of all of the shares of Laureate South Africa Pty. Ltd. (LSA), a South Africa limited company, to IIE for a net sale price of approximately ZAR 99,000 (subject to customary adjustments) (or approximately $7,000 at the closing date). In addition, IIE assumed debt of approximately $20,200. In the aggregate, including working capital adjustments, the Company received approximately $9,000 from the buyer, which approximated the amount of cash sold with the business. The Company recognized a gain for these transactions of approximately $2,300, which is included in gain on sales of discontinued operations on the Consolidated Statements of Operations.

Sale of India Operations

On May 9, 2019, LEI Singapore Holdings Pte Limited, a Singapore corporation, Laureate I B.V., a Netherlands private limited company (Laureate I), and Laureate International B.V., a Netherlands private limited company (collectively, the India Sellers), all of which are indirect wholly owned subsidiaries of the Company, closed a transaction pursuant to the share purchase agreement (the India Agreement), among the India Sellers, Global University Systems India Bidco B.V., a Netherlands private limited liability company (the India Purchaser) and Global University Systems Holding B.V. (the India Purchaser Guarantor), a Netherlands private limited liability company. Pursuant to the India Agreement, the India Purchaser acquired from the India Sellers all of the issued and outstanding shares in the capital of Pearl Retail Solutions Private Limited, an India corporation (PRS), M-Power Energy India Private Limited (M-Power), an India corporation, and Data Ram Sons Private Limited (Data Ram), an India corporation. As a result of the closing of the transaction, the Company no longer consolidates its network institutions in India, including Creative Arts Education Society (CAES), the operator of Pearl Academy, and University of Petroleum and Energy Studies (UPES). In connection with the India Agreement, certain of the India Sellers also closed a separate transaction with the minority owners of PRS relating to the purchase by them of the minority owners’ 10% interest in PRS.

The total purchase price under the India Agreement was $145,600. The net proceeds received by the India Sellers, before the payment to the 10% minority owners and after transaction fees and taxes, were approximately $144,600, or approximately $76,200 net of cash sold, which the Company used to repay indebtedness under its term loan that had a maturity date of April 2024 (the 2024 Term Loan). The Company recognized a gain for these transactions of approximately $19,500, which is included in gain on sales of discontinued operations on the Consolidated Statements of Operations.

Sale of Spain and Portugal

On May 31, 2019, Iniciativas Culturales de España S.L., a Spanish private limited liability company (ICE), and Laureate I, both of which are indirect wholly owned subsidiaries of the Company, closed a previously announced transaction pursuant to the sale and purchase agreement (the Spain and Portugal Sale Agreement) with Samarinda Investments, S.L., a Spanish limited liability company (Samarinda). Pursuant to the Spain and Portugal Sale Agreement, Samarinda acquired from ICE all of the issued and outstanding shares in the capital of each of Universidad Europea de Madrid, S.L.U., Iniciativas Educativas de Mallorca, S.L.U., Iniciativa Educativa UEA, S.L.U., Universidad Europea de Canarias, S.L.U., and Universidad Europea de Valencia, S.L.U. (together, the Spain Companies), and Samarinda acquired from Laureate I all of the issued and outstanding shares in the capital of Ensilis—Educação e Formação, Unipessoal, Lda. (the Portugal Company). Three of the Spain Companies are the entities that operate Universidad Europea de Madrid, Universidad Europea de Canarias, and Universidad Europea de Valencia. The Portugal Company is the entity that operates Universidade Europeia, a comprehensive university in Portugal, and Instituto Português de Administração de Marketing (IPAM Lisbon and IPAM Porto), post-secondary schools of marketing in Portugal.

The total purchase price under the Spain and Portugal Sale Agreement was EUR 770,000 (or approximately $857,000 at the date of closing), subject to customary closing adjustments. After payment of transaction fees, receipt of working capital and other adjustments, as well as settlement of the foreign currency swaps discussed below, the total net proceeds received by ICE and Laureate I were approximately $908,000, or approximately $762,000 net of cash sold, which the Company used to repay indebtedness, including full repayment of the remaining balance outstanding under the 2024 Term Loan. Additionally, the buyer assumed debt of approximately $109,000. The Company recognized a gain for these transactions of approximately $618,000, including a tax benefit of $33,600 that relates to the reversal of net deferred tax liabilities, which is included in gain on sales of discontinued operations on the Consolidated Statements of Operations.

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

	June 30, 2019	December 31, 2018	Nominal Currency	Interest Rate %
Universidade Anhembi Morumbi (UAM Brazil)	$32,592	$30,912	BRL	CDI + 2%
Faculdade Porto-Alegrense (FAPA)	2,137	1,943	BRL	IGP-M
IADE Group	1,136	1,141	EUR	3%
University of St. Augustine for Health Sciences, LLC (St. Augustine)	—	11,395	USD	7%
Total due to shareholders of acquired companies	35,865	45,391
Less: Current portion of due to shareholders of acquired companies	14,239	23,820
Due to shareholders of acquired companies, less current portion	$21,626	$21,571

BRL: Brazilian Real	CDI: Certificados de Depósitos Interbancários (Brazil)
EUR: European Euro	IGP-M: General Index of Market Prices (Brazil)
USD: United States Dollar

St. Augustine

During the second quarter of 2019, the Company fully repaid the St. Augustine seller note, following the resolution of certain legal matters for which the Company was indemnified by the former owner, as previously disclosed in our 2018 10-K.

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

In Brazil, approximately 75% of post-secondary students are enrolled in private higher education institutions. While the federal government defines the national curricular guidelines, institutions are licensed to operate by city. Laureate owns 13 institutions in eight states throughout Brazil, with a particularly strong presence in the competitive São Paulo market. Many students finance their own education while others rely on the government-sponsored programs such as Prouni and FIES. As described in Note 4, Discontinued Operations and Assets Held for Sale, on April 16, 2019, the Company entered into an agreement to divest UniNorte, a traditional higher education institution in Manaus, Brazil.

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

The Andean segment includes institutions in Chile and Peru. In Chile, private universities enroll approximately 80% of post-secondary students. In Peru, the public sector plays a significant role, but private universities are increasingly providing the capacity to meet growing demand. In Chile, there are government-sponsored student financing programs.

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

The Rest of World segment includes an institution in the European country of Turkey, as well as institutions in the Middle East and Asia Pacific consisting of campus-based institutions with operations in Australia, Malaysia and New Zealand. Additionally, the Rest of World segment manages eight licensed institutions in the Kingdom of Saudi Arabia and manages one additional institution in China through a joint venture arrangement. The institutions in Turkey and Malaysia are included in Discontinued Operations. The institutions in the Kingdom of Saudi Arabia are managed under a contract that expires at the end of August 2019 and will not be renewed.

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

As discussed in Note 1, Description of Business, and Note 4, Discontinued Operations and Assets Held for Sale, during the third quarter of 2018, a number of our subsidiaries met the requirements to be classified as discontinued operations, including the entire Central America & U.S. Campuses segment. As a result, the operations of the Central America & U.S. Campuses segment have been excluded from the segment information for all periods presented. In addition, the portion of the Rest of World reportable segment that is included in discontinued operations has also been excluded from the segment information for all periods presented.

Intersegment transactions are accounted for in a similar manner as third-party transactions and are eliminated in consolidation. The Corporate amounts presented in the following tables include corporate charges that were not allocated to our reportable segments and adjustments to eliminate intersegment items.

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Gain (loss) on sales of subsidiaries, net, Foreign currency exchange gain (loss), net, Other income, net, Gain on derivatives, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. EiP is an enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs) around the world, as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also includes other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure and certain non-recurring costs incurred in connection with the planned dispositions described in Note 4, Discontinued Operations and Assets Held for Sale, and the completed dispositions described in Note 5, Dispositions.

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

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Income from continuing operations before income taxes, as reported in the Consolidated Statements of Operations:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Brazil	$197,106	$225,599	$307,074	$348,391
Mexico	162,455	159,645	318,919	315,543
Andean	422,994	409,546	561,937	544,600
Rest of World	60,585	61,341	114,741	113,615
Online & Partnerships	159,715	164,955	321,489	332,986
Corporate	(1,053)	(3,890)	(562)	(5,723)
Revenues	$1,001,802	$1,017,196	$1,623,598	$1,649,412
Adjusted EBITDA of reportable segments
Brazil	$58,856	$77,934	$28,200	$51,918
Mexico	31,585	27,806	57,413	58,250
Andean	186,734	184,198	153,491	144,766
Rest of World	10,459	7,603	14,958	10,593
Online & Partnerships	49,859	45,427	98,435	90,401
Total Adjusted EBITDA of reportable segments	337,493	342,968	352,497	355,928
Reconciling items:
Corporate	(40,205)	(39,368)	(76,814)	(81,994)
Depreciation and amortization expense	(49,740)	(52,885)	(97,384)	(109,854)
Loss on impairment of assets	(470)	—	(470)	—
Share-based compensation expense	(4,748)	(7,261)	(7,735)	(3,184)
EiP expenses	(28,633)	(25,234)	(40,926)	(35,297)
Operating income	213,697	218,220	129,168	125,599
Interest income	2,844	2,588	6,397	5,856
Interest expense	(41,467)	(60,110)	(96,122)	(123,445)
Loss on debt extinguishment	(15,595)	—	(26,217)	(7,481)
Gain on derivatives	2,632	111,596	7,815	92,256
Other income (expense), net	7,696	(91)	8,055	2,506
Foreign currency exchange gain (loss), net	8,817	(5,668)	4,158	(17,450)
Income from continuing operations before income taxes	$178,624	$266,535	$33,254	$77,841

	June 30, 2019	December 31, 2018
Assets
Brazil	$1,189,061	$1,011,391
Mexico	1,300,938	971,309
Andean	1,870,780	1,608,406
Rest of World	250,662	231,421
Online & Partnerships	1,245,058	1,308,854
Corporate and Discontinued Operations	1,235,289	1,638,255
Total assets	$7,091,788	$6,769,636

Note 8. Goodwill

The change in the net carrying amount of Goodwill from December 31, 2018 through June 30, 2019 was composed of the following items:

	Brazil	Mexico	Andean	Rest of World	Online & Partnerships	Total
Balance at December 31, 2018	$406,452	$498,219	$254,259	$87,419	$460,740	$1,707,089
Acquisitions	1,337	—	—	—	—	1,337
Dispositions	—	—	—	—	—	—
Impairments	—	—	—	—	—	—
Currency translation adjustments	5,747	19,172	5,078	(968)	—	29,029
Adjustments to prior acquisitions	—	—	—	—	—	—
Balance at June 30, 2019	$413,536	$517,391	$259,337	$86,451	$460,740	$1,737,455

In March 2019, the Company's indirect, wholly owned subsidiary, UAM Brazil, acquired a company in Brazil that, prior to the acquisition, was a vendor providing distance-learning and marketing services to the Company's Brazil operations. The total purchase price was BRL 5,039 ($1,337 at the date of purchase), which was recorded as Goodwill given the immaterial nature of the acquisition. The acquiree is being merged into UAM Brazil.

Note 9. Debt

Outstanding long-term debt was as follows:

	June 30, 2019	December 31, 2018
Senior long-term debt:
Senior Secured Credit Facility (stated maturity dates of April 2022 as of June 30, 2019 and April 2022 and April 2024 as of December 31, 2018), net of discount	$14,500	$1,321,629
Senior Notes (stated maturity date May 2025)	800,000	800,000
Total senior long-term debt	814,500	2,121,629
Other debt:
Lines of credit	29,314	37,899
Notes payable and other debt	502,543	504,522
Total senior and other debt	1,346,357	2,664,050
Finance lease obligations and sale-leaseback financings	83,110	119,642
Total long-term debt and finance leases	1,429,467	2,783,692
Less: total unamortized deferred financing costs	71,198	88,241
Less: current portion of long-term debt and finance leases	136,127	101,866
Long-term debt and finance leases, less current portion	$1,222,142	$2,593,585

Estimated Fair Value of Debt

The estimated fair value of our debt was determined using observable market prices, as the majority of our securities, including the Senior Secured Credit Facility and the Senior Notes due 2025, are traded in a brokered market. The fair value of our remaining debt instruments approximates carrying value based on their terms. As of June 30, 2019 and December 31, 2018, our long-term debt was classified as Level 2 within the fair value hierarchy, based on the frequency and volume of trading in the brokered market. The estimated fair value of our debt was as follows:

	June 30, 2019		December 31, 2018
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Total senior and other debt	$1,346,357	$1,415,357	$2,664,050	$2,677,024

Loss on Debt Extinguishment

As discussed in Note 5, Dispositions, the Company completed the sale of St. Augustine on February 1, 2019 and used approximately $340,000 of the total $346,400 of net proceeds to repay a portion of the 2024 Term Loan under its Senior Secured Credit Facility, with the remaining proceeds utilized to repay borrowings outstanding for the revolver under its Senior Secured Credit Facility. In addition, during the first quarter of 2019, the Company elected to repay approximately $35,000 of the approximately $51,700 principal balance outstanding for certain notes payable at a real estate subsidiary in Chile.

During the second quarter of 2019, the Company fully repaid the remaining balance outstanding under its 2024 Term Loan, using the proceeds received from the sales of its operations in India, Spain and Portugal, as discussed in Note 5, Dispositions. The remaining proceeds were used to repay borrowings outstanding for the revolver under its Senior Secured Credit Facility.

In connection with these debt repayments, the Company recorded a Loss on debt extinguishment of $15,595 and $26,217 for the three and six months ended June 30, 2019, respectively, related to the write off of a pro-rata portion of the unamortized deferred financing costs associated with the repaid debt balances, as well as the debt discount associated with the 2024 Term Loan.

Certain Covenants

As of June 30, 2019, our senior long-term debt contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Second Amended and Restated Credit Agreement provides, solely with respect to the Revolving Credit Facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement, to exceed 3.50x as of the last day of each quarter ending June 30, 2018 and thereafter. However, the agreement also provides that if (i) the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement, is not greater than 4.75x as of such date and (ii) less than 25% of the Revolving Credit Facility is utilized as of that date, then such financial covenant shall not apply. As of June 30, 2019, these conditions were satisfied and, therefore, we were not subject to the leverage ratio covenant. In addition, notes payable at some of our locations contain financial maintenance covenants.

Note 10. Leases

Laureate conducts a significant portion of its operations at leased facilities. These facilities include our corporate headquarters, other office locations, and many of Laureate's higher education facilities. Laureate analyzes each lease agreement to determine whether it should be classified as a finance lease or an operating lease. As a result of adopting ASC Topic 842, we recorded on our balance sheet significant asset and liability balances associated with the operating leases, as described further below.

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
Supplemental balance sheet information related to leases was as follows:

Leases	Classification	June 30, 2019
Assets:
Operating	Operating lease right-of-use assets, net	$937,884
Finance	Buildings, Furniture, equipment and software, net	35,128
Total leased assets		$973,012

Liabilities:
Current
Operating	Current portion of operating leases	$95,697
Finance	Current portion of long-term debt and finance leases	3,805
Non-current
Operating	Long-term operating leases, less current portion	862,369
Finance	Long-term debt and finance leases, less current portion	34,252
Total lease liabilities		$996,123

Lease Term and Discount Rate	June 30, 2019
Weighted average remaining lease terms
Operating leases	9.5 years
Finance leases	10.5 years

Weighted average discount rate
Operating leases	9.50%
Finance leases	9.20%

The components of lease cost were as follows:

Lease Cost	Classification	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Operating lease cost	Direct costs	$44,798	$90,514
Finance lease cost
Amortization of leased assets	Direct costs	1,492	2,638
Interest on leased assets	Interest expense	856	1,477
Short-term lease costs	Direct costs	1,313	1,990
Variable lease costs	Direct costs	2,725	6,573
Sublease income	Revenues	(1,252)	(2,211)
Total lease cost		$49,932	$100,981

As of June 30, 2019, maturities of lease liabilities were as follows:

Maturity of Lease Liability	Operating Leases	Finance Leases
Year 1	$178,746	$6,999
Year 2	170,477	6,291
Year 3	159,700	5,839
Year 4	150,842	5,740
Year 5	141,027	4,430
Thereafter	632,804	30,151
Total lease payments	$1,433,596	$59,450
Less: interest and inflation	(475,530)	(21,393)
Present value of lease liabilities	$958,066	$38,057

Supplemental cash flow information related to leases was as follows for the six months ended June 30, 2019:

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$94,909
Operating cash flows from finance leases	1,477
Financing cash flows from finance leases	1,886
Leased assets obtained for new finance lease liabilities	14,499
Leased assets obtained for new operating lease liabilities	12,252

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

Note 11. Commitments and Contingencies

Noncontrolling Interest Holder Put Arrangements

The following section provides a summary table and description of our noncontrolling interest holder put arrangements, which relate to Discontinued Operations, that Laureate had outstanding as of June 30, 2019. Laureate has elected to accrete changes in the arrangements’ redemption values over the period from the date of issuance to the earliest redemption date. The redeemable noncontrolling interests are recorded at the greater of the accreted redemption value or the traditional noncontrolling interest. Until the first exercise date, the put instruments’ reported values may be lower than the final amounts that will be required to settle the minority put arrangements. As of June 30, 2019, the carrying value of all noncontrolling interest holder put arrangements was $10,779.

If the minority put arrangements were all exercised at June 30, 2019, Laureate would be obligated to pay the noncontrolling interest holders an estimated amount of $10,779, as summarized in the following table:

	Nominal Currency	First Exercisable Date	Estimated Value as of June 30, 2019 redeemable within 12-months:	Reported Value
Noncontrolling interest holder put arrangements
INTI Education Holdings Sdn Bhd (Inti Holdings) - 10.10%	MYR	Current	$10,779	$10,779
Total noncontrolling interest holder put arrangements			10,779	10,779
Puttable common stock - not currently redeemable	USD	*	—	1,714
Total redeemable noncontrolling interests and equity			$10,779	$12,493
* Contingently redeemable

MYR: Malaysian Ringgit

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

Contingent Liabilities for Taxes

As of June 30, 2019 and December 31, 2018, Laureate has recorded cumulative liabilities totaling $53,603 and $52,880, respectively, for taxes other-than-income tax, principally payroll-tax-related uncertainties recorded at the time of an acquisition, of which $3,250 and $4,999, respectively, were classified as held for sale. The changes in this recorded liability are related to acquisitions, interest and penalty accruals, changes in tax laws, expirations of statutes of limitations, settlements and changes in foreign currency exchange rates. The terms of the statutes of limitations on these contingencies vary but can be up to 10 years. These liabilities were included in current and long-term liabilities on the Consolidated Balance Sheets. Changes in the recorded values of non-income tax contingencies impact operating income and interest expense, while changes in the related indemnification assets impact only operating income. The total (decrease) increase to operating income for adjustments to non-income tax contingencies and indemnification assets was $(4,609) and $928, respectively, for the six months ended June 30, 2019 and 2018.

In addition, as of June 30, 2019 and December 31, 2018, Laureate has recorded cumulative liabilities for income tax contingencies of $54,823 and $64,157, respectively, of which $4,031 and $11,208, respectively, were classified as held for sale. As of June 30, 2019 and December 31, 2018, indemnification assets primarily related to acquisition contingencies were $79,952 and $82,061, respectively, of which $0 and $476, respectively, were classified as held for sale. These indemnification assets primarily cover contingencies for income taxes and taxes other-than-income taxes. We have also recorded receivables of approximately $19,900 and $19,000 as of June 30, 2019 and December 31, 2018, respectively, from the former owner of one of our Brazil institutions which is guaranteed by future rental payments to the former owner.

In addition, we have identified certain contingencies, primarily tax-related, that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In most cases, Laureate has received indemnifications from the former owners and/or noncontrolling interest holders of the acquired businesses for contingencies, and therefore, we do not believe we will sustain an economic loss even if we are required to pay these additional amounts. In cases where we are not indemnified, the unrecorded contingencies are not individually material and are primarily in Brazil. In the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies in Brazil could be up to approximately $43,000 if the outcomes were unfavorable in all cases.

Other Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of June 30, 2019 and December 31, 2018, approximately $34,000 and $29,000, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets. In addition, as of June 30, 2019 and December 31, 2018, $3,100 and $18,000, respectively, of loss contingencies for Discontinued Operations were classified as liabilities held for sale. The decrease is primarily related to the reversal of loss contingencies recorded in 2018 in connection with the sale of LEILY in China, as discussed in Note 5, Dispositions. During the first quarter of 2019, loss contingencies were reversed following the settlement of a legal matter related to LEILY with no cost to the Company, resulting in additional gain on sale.

Material Guarantees – Student Financing

The accredited Chilean institutions in the Laureate network also participate in a government-sponsored student financing program known as Crédito con Aval del Estado (the CAE Program). The CAE Program was formally implemented by the Chilean government in 2006 to promote higher education in Chile for lower socio-economic level students in good academic standing. The CAE Program involves tuition financing and guarantees that are provided by our institutions and the government. As part of the CAE Program, these institutions provide guarantees which result in contingent liabilities to third-party financing institutions, beginning at 90% of the tuition loans made directly to qualified students enrolled through the CAE Program and declining to 60% over time. The guarantees by these institutions are in effect during the period in which the student is enrolled, and the guarantees are assumed entirely by the government upon the student’s graduation. When a student leaves one of Laureate's institutions and enrolls in another CAE-qualified institution, the Laureate institution will remain guarantor of the tuition loans that have been granted up to the date of transfer, and until the student's graduation from a CAE-qualified institution. The maximum potential amount of payments our institutions could be required to make under the CAE Program was approximately $516,000 and $499,000 at June 30, 2019 and December 31, 2018, respectively. This maximum potential amount assumes that all students in the CAE Program do not graduate, so that our guarantee would not be assigned to the government, and that all students default on the full amount of the CAE-qualified loan balances. As of June 30, 2019 and December 31, 2018, we recorded $37,743 and $28,254, respectively, as estimated long-term guarantee liabilities for these obligations.

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

In connection with the purchase of FMU Education Group on September 12, 2014, Laureate pledged its acquired shares to third-party lenders as a guarantee of our payment obligations under the loans that financed a portion of the purchase price. The shares are pledged until full repayment of the loans, which mature in April 2021.

In connection with a loan agreement entered into by a Laureate subsidiary in Peru, all of the shares of Universidad Privada del Norte, one of our universities, were pledged to the third-party lender as a guarantee of the payment obligations under the loan.

Standby Letters of Credit, Surety Bonds and Other Commitments

As of June 30, 2019 and December 31, 2018, Laureate's outstanding letters of credit (LOCs) and surety bonds primarily consisted of the items discussed below.

As of June 30, 2019 and December 31, 2018, we had approximately $127,000 and $139,000, respectively, posted as LOCs in favor of the DOE. These LOCs were required to allow Walden, NSAD and, in 2018, St. Augustine to continue participating in the DOE Title IV program. These LOCs are recorded on Walden and a corporate entity and are fully collateralized with cash equivalents and certificates of deposit, which are classified as Restricted cash on our June 30, 2019 and December 31, 2018 Consolidated Balance Sheets.

As of June 30, 2019 and December 31, 2018, we had approximately $5,700 posted as cash collateral for LOCs related to the Spanish tax audits, which was recorded in Continuing Operations and classified as Restricted cash on our June 30, 2019 and December 31, 2018 Consolidated Balance Sheets. The cash collateral is related to the final assessment issued by the Spanish Taxing Authority (STA) in October 2018 for the 2011 to 2013 tax audit period.

As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of June 30, 2019 and December 31, 2018, the total face amount of these surety bonds was $22,503 and $22,204, respectively. These bonds are fully collateralized with cash, which was classified as Restricted cash on our June 30, 2019 and December 31, 2018 Consolidated Balance Sheets.

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

Laureate’s financing receivables balances were as follows:

	June 30, 2019	December 31, 2018
Financing receivables	$36,217	$16,531
Allowance for doubtful accounts	(6,371)	(6,395)
Financing receivables, net of allowances	$29,846	$10,136

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

	Chile	Other	Total
As of June 30, 2019
Amounts past due less than one year	$9,881	$1,086	$10,967
Amounts past due one year or greater	3,143	140	3,283
Total past due (on non-accrual status)	13,024	1,226	14,250
Not past due	20,588	1,379	21,967
Total financing receivables	$33,612	$2,605	$36,217

As of December 31, 2018
Amounts past due less than one year	$7,618	$644	$8,262
Amounts past due one year or greater	2,879	192	3,071
Total past due (on non-accrual status)	10,497	836	11,333
Not past due	4,980	218	5,198
Total financing receivables	$15,477	$1,054	$16,531

The following is a rollforward of the Allowance for doubtful accounts related to financing receivables for the six months ended June 30, 2019 and 2018, grouped by country portfolio:

	Chile	Other	Total
Balance at December 31, 2018	$(6,108)	$(287)	$(6,395)
Charge-offs	1,071	495	1,566
Recoveries	—	—	—
Reclassifications	—	—	—
Provision	(731)	(675)	(1,406)
Currency adjustments	(129)	(7)	(136)
Balance at June 30, 2019	$(5,897)	$(474)	$(6,371)

Balance at December 31, 2017	$(6,107)	$(365)	$(6,472)
Charge-offs	944	—	944
Recoveries	—	—	—
Reclassifications	—	—	—
Provision	(745)	68	(677)
Currency adjustments	162	2	164
Balance at June 30, 2018	$(5,746)	$(295)	$(6,041)

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

The number of financing receivable accounts and the pre- and post-modification account balances modified under the terms of a TDR during the six months ended June 30, 2019 and 2018 were as follows:

	Number of Financing Receivable Accounts	Pre-Modification Balance Outstanding	Post-Modification Balance Outstanding
2019	327	$1,100	$980
2018	326	$1,092	$1,036

The preceding table represents accounts modified under the terms of a TDR during the six months ended June 30, 2019, whereas the following table represents accounts modified as a TDR between January 1, 2018 and June 30, 2019 that subsequently defaulted during the six months ended June 30, 2019:

	Number of Financing Receivable Accounts	Balance at Default
Total	174	$431

The following table represents accounts modified as a TDR between January 1, 2017 and June 30, 2018 that subsequently defaulted during the six months ended June 30, 2018:

	Number of Financing Receivable Accounts	Balance at Default
Total	104	$351

Note 13. Share-based Compensation

Share-based compensation expense was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Continuing operations
Stock options, net of estimated forfeitures	$1,340	$1,982	$2,163	$(5,265)
Restricted stock awards	3,408	5,279	5,572	8,449
Total continuing operations	$4,748	$7,261	$7,735	$3,184

Discontinued operations
Share-based compensation expense for discontinued operations	106	427	269	747
Total continuing and discontinued operations	$4,854	$7,688	$8,004	$3,931

The negative stock options expense for the six months ended June 30, 2018 relates to the correction of an immaterial error.

Note 14. Stockholders' Equity

The components of net changes in stockholders' equity for the fiscal quarters of 2019 are as follows:

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income	Non-controlling interests	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	107,450	$430	116,865	$467	$3,703,796	$(530,919)	$(1,112,695)	$(10,133)	$2,050,946
Adoption of accounting standards	—	—	—	—	—	28,944	—	—	28,944
Balance at January 1, 2019	107,450	430	116,865	467	3,703,796	(501,975)	(1,112,695)	(10,133)	2,079,890
Non-cash stock compensation	—	—	—	—	3,149	—	—	—	3,149
Conversion of Class B shares to Class A shares	8	—	(8)	—	—	—	—	—	—
Vesting of restricted stock, net of shares withheld to satisfy tax withholding	325	1	—	—	(1,421)	—	—	—	(1,420)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(625)	(625)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	263	—	—	—	263
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	224	224
Net income	—	—	—	—	—	191,243	—	3,022	194,265
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	49,521	30	49,551
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	2,609	—	2,609
Balance at March 31, 2019	107,783	$431	116,857	$467	$3,705,787	$(310,732)	$(1,060,565)	$(7,482)	$2,327,906
Non-cash stock compensation	—	—	—	—	4,854	—	—	—	4,854
Conversion of Class B shares to Class A shares	10,991	44	(10,991)	(44)	—	—	—	—	—
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	32	—	—	—	170	—	—	—	170
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(731)	(731)
Change in noncontrolling interests	—	—	—	—	(3,700)	—	—	—	(3,700)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	194	—	—	—	194
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	(855)	(855)
Net income	—	—	—	—	—	781,592	—	(1,976)	779,616
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	10,275	(87)	10,188
Unrealized loss on derivatives, net of tax of $0	—	—	—	—	—	—	(10,559)	—	(10,559)
Balance at June 30, 2019	118,806	$475	105,866	$423	$3,707,305	$470,860	$(1,060,849)	$(11,131)	$3,107,083

As described in Note 2, Significant Accounting Policies, the change in beginning retained earnings resulting from the adoption of accounting standards represents the cumulative impact of adopting ASU 2016-02.

The components of net changes in stockholders' equity for the fiscal quarters of 2018 are as follows:

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income	Non-controlling interests	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	55,052	$220	132,443	$530	$3,446,206	$(946,236)	$(925,556)	$12,118	$1,587,282
Adoption of accounting standards	—	—	—	—	—	5,074	—	—	5,074
Balance at January 1, 2018	55,052	220	132,443	530	3,446,206	(941,162)	(925,556)	12,118	1,592,356
Non-cash stock compensation	—	—	—	—	(3,756)	—	—	—	(3,756)
Conversion of Class B shares to Class A shares	59	—	(59)	—	—	—	—	—	—
Vesting of restricted stock, net of shares withheld to satisfy tax withholding	145	1	59	—	(804)	—	—	—	(803)
Distributions from noncontrolling interest holders	—	—	—	—	—	—	—	581	581
Change in noncontrolling interests	—	—	—	—	(468)	—	—	(20,575)	(21,043)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	(76)	—	—	—	(76)
Accretion of Series A Convertible Redeemable Preferred Stock	—	—	—	—	(57,324)	—	—	—	(57,324)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	38	38
Net income	—	—	—	—	—	168,879	—	2,666	171,545
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	83,648	(279)	83,369
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	2,210	—	2,210
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	376	—	376
Balance at March 31, 2018	55,256	$221	132,443	$530	$3,383,778	$(772,283)	$(839,322)	$(5,451)	$1,767,473
Non-cash stock compensation	—	—	—	—	7,687	—	—	—	7,687
Conversion of Class B shares to Class A shares	27	—	(27)	—	—	—	—	—	—
Vesting of restricted stock, net of shares withheld to satisfy tax withholding	188	1	—	—	(942)	—	—	—	(941)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(1,473)	(1,473)
Change in noncontrolling interests	—	—	—	—	—	—	—	(2,730)	(2,730)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	882	—	—	—	882
Accretion of Series A Preferred Stock	—	—	—	—	(4,650)	—	—	—	(4,650)
Gain upon conversion of Series A Preferred Stock	—	—	—	—	74,110	—	—	—	74,110
Reclassification of Series A Preferred Stock upon conversion	36,143	144	—	—	237,957	—	—	—	238,101
Other	—	—	—	—	—	(744)	—	—	(744)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	(19)	(19)
Net income	—	—	—	—	—	224,412	—	(456)	223,956
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(197,143)	471	(196,672)
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	10,126	—	10,126
Balance at June 30, 2018	91,614	$366	132,416	$530	$3,698,822	$(548,615)	$(1,026,339)	$(9,658)	$2,115,106

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI) in our Consolidated Balance Sheets includes the accumulated translation adjustments arising from translation of foreign subsidiaries' financial statements, the unrealized gains on derivatives designated as cash flow hedges, and the accumulated net gains or losses that are not recognized as components of net periodic benefit cost for our minimum pension liability. The change in AOCI includes the removal of the cumulative translation adjustment related to subsidiaries that were sold during the period. The components of these balances were as follows:

	June 30, 2019			December 31, 2018
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation loss	$(1,067,923)	$402	$(1,067,521)	$(1,127,719)	$459	$(1,127,260)
Unrealized gain on derivatives	10,416	—	10,416	18,366	—	18,366
Minimum pension liability adjustment	(3,342)	—	(3,342)	(3,342)	—	(3,342)
Accumulated other comprehensive loss	$(1,060,849)	$402	$(1,060,447)	$(1,112,695)	$459	$(1,112,236)

Secondary Offering

In June 2019, Wengen Alberta, Limited Partnership, our controlling stockholder, converted owned shares of the Company's Class B common stock into an equal number of shares of the Company's Class A common stock and sold a total of 10,955 shares of Class A common stock in a secondary offering at a price of $15.3032 per share. Wengen received all of the net proceeds from this offering and no shares of Class A common stock were sold by the Company.

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

As of June 30, 2019, we held no derivatives. The reported fair values of our derivatives, which are classified in Derivative instruments on our Consolidated Balance Sheets, were as follows:

	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Long-term assets:
Net investment cross currency swaps	$—	$3,259
Derivatives not designated as hedging instruments:
Current liabilities:
Cross currency swaps	—	4,021
Long-term liabilities:
Cross currency and interest rate swaps	—	6,656
Total derivative instrument assets	$—	$3,259
Total derivative instrument liabilities	$—	$10,677

Derivatives Designated as Hedging Instruments

Cash Flow Hedge - 2024 Term Loan Interest Rate Swaps

In May 2017, Laureate entered into, and designated as cash flow hedges, four pay-fixed, receive-floating amortizing interest rate swaps with notional amounts of $100,000, $100,000, $200,000 and $300,000, respectively. These notional amounts matched the corresponding principal of the 2024 Term Loan borrowings of which these swaps were effectively hedging the interest payments. As such, the notional values amortized annually based on the terms of the agreements to match the principal borrowings as they were repaid. These swaps effectively fixed the floating interest rate on the term loan to reduce exposure to variability in cash flows attributable to changes in the USD-LIBOR-BBA swap rate. All four swaps were fully settled on August 21, 2018, prior to their May 31, 2022 maturity date, with the remaining AOCI to be ratably reclassified into income through Interest expense over the remaining maturity period of the 2024 Term Loans. The cash received at settlement from the swap counterparties was $14,117. During the quarter ended June 30, 2019, the Company accelerated the reclassification of amounts in AOCI to earnings as a result of the hedged forecasted transactions becoming probable not to occur, due to the full repayment of the 2024 Term Loan in June 2019 using proceeds from the sale of our institutions in Portugal and Spain. The accelerated amounts were a gain of approximately $9,800 and were recorded as a decrease to Interest expense. Prior to settlement of the swaps, they were determined to be 100% effective; therefore, the amount of gain or loss recognized in income on the ineffective portion was $0.

Net Investment Hedge - Cross Currency Swaps

In December 2017, Laureate entered into two EUR-USD cross currency swaps (net investment hedges) to hedge the foreign currency exchange volatility on operations of our Euro functional currency subsidiaries and better match our cash flows with the currencies in which our debt obligations are denominated. Both swaps had an effective date of December 22, 2017 and a maturity date of November 2, 2020, and were designated at inception as effective net investment hedges. In April 2019, the Company terminated both EUR-USD cross currency swaps for a net settlement received of $7,679, which is included in Settlement of derivatives related to sale of discontinued operations and net investment hedge on our Consolidated Statement of Cash Flows. The terms of the swaps specified that at maturity on the first swap, Laureate would deliver the notional amount of EUR 50,000 and receive USD $59,210 at an implied exchange rate of 1.1842 and at maturity on the second swap, Laureate would deliver the notional amount of EUR 50,000 and receive USD $59,360 at an implied exchange rate of 1.1872. Semiannually until maturity, Laureate was obligated to pay 5.63% and receive 8.25% on EUR 50,000 and USD $59,210, respectively, on the first swap and pay 5.6675% and receive 8.25% on EUR 50,000 and USD $59,360, respectively, on the second swap. The swaps were determined to be 100% effective; therefore, the amount of gain or loss recognized in income on the ineffective portion of derivative instruments designated as hedging instruments was $0. The accumulated gain recognized in AOCI will be deferred from earnings until the sale or liquidation of the hedged investee. As of December 31, 2018, these swaps had an estimated fair value of $3,259, which was recorded in Derivative Instruments as a long-term asset.

The table below shows the total recorded unrealized (loss) gain in Comprehensive income for the derivatives designated as hedging instruments. The impact of these derivative instruments on Comprehensive income, Interest expense and AOCI were as follows:

For the three months ended June 30:

	(Loss) Gain Recognized in Comprehensive Income (Effective Portion)		Income Statement Location	Gain Reclassified from AOCI to Income (Effective Portion)		Total Consolidated Interest Expense
	2019	2018		2019	2018	2019	2018
Cash flow hedge
Interest rate swaps	$(10,606)	$2,556	Interest expense	$10,606	$260
Net investment hedge
Cross currency swaps	47	7,570	N/A	—	—
Total	$(10,559)	$10,126		$10,606	$260	$(41,467)	$(60,110)

For the six months ended June 30:

	(Loss) Gain Recognized in Comprehensive Income (Effective Portion)		Income Statement Location	Gain (Loss) Reclassified from AOCI to Income (Effective Portion)		Total Consolidated Interest Expense
	2019	2018		2019	2018	2019	2018
Cash flow hedge
Interest rate swaps	$(11,818)	$9,244	Interest expense	$11,818	$(38)
Net investment hedge
Cross currency swaps	3,868	3,092	N/A	—	—
Total	$(7,950)	$12,336		$11,818	$(38)	$(96,122)	$(123,445)

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

EUR to USD Foreign Currency Swaps - Spain and Portugal

As disclosed in the 2018 Form 10-K, in December 2018, Laureate entered into two EUR to USD swap agreements in connection with the signing of the sale agreement for the subsidiaries in Spain and Portugal. The purpose of the swaps was to mitigate the risk of foreign currency exposure on the sale proceeds. The first swap was deal contingent, with the settlement date occurring on the second business day following the completion of the sale. On the settlement date, Laureate delivered the notional amount of EUR 275,000 and received USD $314,573 at a rate of exchange of 1.1439, which resulted in a realized gain of $5,088. The second swap was a put/call option with a maturity date of April 8, 2019, where Laureate could put the notional amount of EUR 275,000 and call the USD amount of $310,750 at an exchange rate of 1.13. Based on expected timing of the sale transaction, the swap was terminated on April 2, 2019, resulting in a payment to the counterparty of $980 that included a deferred premium payment net of proceeds received. The realized gain of $5,088 and the payment of $980 are included in Settlement of derivatives related to sale of discontinued operations and net investment hedge in the Consolidated Statement of Cash Flows. As of December 31, 2018, these swaps had an aggregate estimated fair value of $4,021, which was recorded in Derivative instruments as a current liability through a charge to unrealized loss on derivatives. These swaps were not designated as hedges for accounting purposes.

In addition to the swaps above, in order to continue to mitigate the risk of foreign currency exposure on the expected sale proceeds for Spain and Portugal in advance of the May 31, 2019 sale closing date, in April 2019, Laureate also entered into seven EUR to USD swap agreements with a combined notional amount of EUR 375,000. On the maturity date of May 15, 2019, Laureate paid the EUR notional amount and received a combined total of USD $423,003 at a rate of exchange of 1.128007, resulting in a gain of $1,644. In May 2019, Laureate entered into nine EUR to USD swap agreements with a combined notional amount of EUR 532,000. On the maturity date of June 4, 2019, Laureate paid the EUR notional amount and received a combined total of $597,149 at a rate of exchange of 1.122461, resulting in a realized loss of approximately $565. The realized gain of $1,644 and the realized loss of $565 are included in Settlement of derivatives related to sale of discontinued operations and net investment hedge on the Consolidated Statement of Cash Flows. These swaps were not designated as hedges for accounting purposes.

EUR to USD Foreign Currency Swaps - Cyprus and Italy

As disclosed in the 2018 Form 10-K, in December 2017, the Company entered into a total of six EUR to USD forward exchange swap agreements in connection with the sale of its institutions in Cyprus and Italy. The purpose of the swaps was to mitigate the risk of foreign currency exposure on the sale proceeds. The swaps had an aggregate notional amount of EUR 200,000 and matured on January 16, 2018, resulting in a total realized loss on derivatives of $9,960, which was included in Settlement of derivatives related to sale of discontinued operations and net investment hedge on the Consolidated Statement of Cash Flows for the six months ended June 30, 2018. The swaps were not designated as hedges for accounting purposes.

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

Components of the reported Gain on derivatives not designated as hedging instruments in the Consolidated Statements of Operations were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Unrealized (Loss) Gain
Contingent redemption features - Series A Preferred Stock	$—	$(28,607)	$—	$(42,140)
Cross currency and interest rate swaps	(2,555)	53	4,021	4,358
Interest rate swaps	—	48	—	103
	(2,555)	(28,506)	4,021	(37,679)
Realized Gain (Loss)
Contingent redemption features - Series A Preferred Stock	—	140,319	—	140,319
Cross currency and interest rate swaps	5,187	(217)	3,794	(10,384)
	5,187	140,102	3,794	129,935
Total Gain (Loss)
Contingent redemption features - Series A Preferred Stock	—	111,712	—	98,179
Cross currency and interest rate swaps	2,632	(164)	7,815	(6,026)
Interest rate swaps	—	48	—	103
Gain on derivatives, net	$2,632	$111,596	$7,815	$92,256

Credit Risk and Credit-Risk-Related Contingent Features
Laureate’s derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation. The amount of our credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position. As of December 31, 2018, the estimated fair value of derivatives in a gain position was $3,259.

Laureate has limited its credit risk by only entering into derivative transactions with highly rated major financial institutions. We have not entered into collateral agreements with our derivatives' counterparties. At June 30, 2019, we held no derivatives and thus had no credit risk.

Laureate's agreements with its derivative counterparties contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to a default on the indebtedness. As of December 31, 2018, we had not breached any default provisions and had not posted any collateral related to these agreements. If we had breached any of these provisions, we could have been required to settle the obligations under the derivative agreements for an amount that we believe would approximate their estimated fair value of $10,677 as of December 31, 2018.

Note 16. Income Taxes

Laureate uses the liability method to account for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For interim purposes, we also apply ASC 740-270, ‘‘Income Taxes - Interim Reporting.’’

Laureate's income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the six months ended June 30, 2019 and 2018 were based on estimated full-year effective tax rates, after giving effect to significant items related specifically to the interim periods, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions. Laureate has operations in multiple countries at various statutory tax rates or which are tax-exempt entities, and other operations that are loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss.

Laureate records interest and penalties related to uncertain tax positions as a component of Income tax expense. During the six months ended June 30, 2019, Laureate recognized interest and penalties related to income taxes of $2,642. Laureate had $28,993 of accrued interest and penalties as of June 30, 2019. During the six months ended June 30, 2019, Laureate derecognized $8,482 of previously accrued interest and penalties. Approximately $25,848 of unrecognized tax benefits, if recognized, will affect the effective income tax rate. It is reasonably possible that Laureate’s unrecognized tax benefits may decrease within the next 12 months by up to approximately $13,449 as a result of the lapse of statutes of limitations and as a result of the final settlement and resolution of outstanding tax matters in various jurisdictions.

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

The following tables summarize the computations of basic and diluted earnings per share:

For the three months ended June 30,	2019	2018
Numerator used in basic and diluted earnings per common share for continuing operations:
Income from continuing operations	$104,500	$173,881
Net loss attributable to noncontrolling interests	2,315	548
Income from continuing operations attributable to Laureate Education, Inc.	106,815	174,429

Accretion of redemption value of redeemable noncontrolling interests and equity	194	882
Adjusted for: accretion related to noncontrolling interests and equity redeemable at fair value	—	(556)
Accretion of Series A Preferred Stock	—	(4,650)
Gain upon conversion of Series A Preferred Stock	—	74,110
Subtotal: accretion of Series A Preferred Stock and other redeemable noncontrolling interests and equity	194	69,786
Net income from continuing operations available to common stockholders for basic earnings per share	107,009	244,215
Adjusted for: accretion of Series A Preferred Stock	—	4,650
Adjusted for: gain upon conversion of Series A Preferred Stock	—	(74,110)
Net income from continuing operations available to common stockholders for diluted earnings per share	$107,009	$174,755

Numerator used in basic and diluted earnings per common share for discontinued operations:
Income from discontinued operations, net of tax	$33,600	$38,072
Gain on sales of discontinued operations, net of tax	641,516	12,003
Income attributable to noncontrolling interests	(339)	(92)
Net income from discontinued operations for basic and diluted earnings per share	$674,777	$49,983

Denominator used in basic and diluted earnings per common share:
Basic weighted average shares outstanding	224,658	214,864
Dilutive effect of Series A Preferred Stock	—	9,135
Dilutive effect of stock options	25	—
Dilutive effect of restricted stock units	263	355
Diluted weighted average shares outstanding	224,946	224,354

Basic earnings per share:
Income from continuing operations	$0.48	$1.14
Income from discontinued operations	3.00	0.23
Basic earnings per share	$3.48	$1.37
Diluted earnings per share:
Income from continuing operations	$0.48	$0.78
Income from discontinued operations	3.00	0.22
Diluted earnings per share	$3.48	$1.00

For the six months ended June 30,	2019	2018
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
(Loss) income from continuing operations	$(5,814)	$8,246
Net income attributable to noncontrolling interests	(416)	(1,111)
(Loss) income from continuing operations attributable to Laureate Education, Inc.	(6,230)	7,135

Accretion of redemption value of redeemable noncontrolling interests and equity	457	806
Adjusted for: accretion related to noncontrolling interests and equity redeemable at fair value	—	(559)
Accretion of Series A Preferred Stock	—	(61,974)
Gain upon conversion of Series A Preferred Stock	—	74,110
Subtotal: accretion of other redeemable noncontrolling interests and equity and Series A Preferred Stock, net	457	12,383
Net (loss) income available to common stockholders for basic earnings per share	$(5,773)	$19,518
Adjusted for: accretion of Series A Preferred Stock	—	61,974
Adjusted for: gain upon conversion of Series A Preferred Stock	—	(74,110)
Net (loss) income from continuing operations available to common stockholders for diluted earnings per share	$(5,773)	$7,382

Numerator used in basic and diluted earnings per common share for discontinued operations:
Income from discontinued operations, net of tax	$90,174	$56,925
Gain on sale of discontinued operations, net of tax	889,521	330,330
Income attributable to noncontrolling interests	(630)	(1,099)
Net income from discontinued operations for basic and diluted earnings per share	$979,065	$386,156

Denominator used in basic and diluted earnings per common share:
Basic weighted average shares outstanding	224,656	201,494
Dilutive effect of Series A Preferred Stock	—	22,564
Dilutive effect of stock options	—	—
Dilutive effect of restricted stock units	—	416
Diluted weighted average shares outstanding	224,656	224,474

Basic earnings per share:
(Loss) income from continuing operations	$(0.03)	$0.09
Income from discontinued operations	4.36	1.92
Basic earnings per share	$4.33	$2.01
Diluted earnings per share:
(Loss) income from continuing operations	$(0.03)	$0.03
Income from discontinued operations	4.36	1.72
Diluted earnings per share	$4.33	$1.75

The following table summarizes the number of stock options, shares of restricted stock and restricted stock units (RSUs) that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Stock options	8,846	9,714	8,993	9,779
Restricted stock and RSUs	14	131	915	169

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

These levels are not necessarily an indication of the risk of liquidity associated with the financial assets or liabilities disclosed. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement, as required under ASC 820-10, ‘‘Fair Value Measurement.’’

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

Equity securities - preferred stock investment

In 2013, Laureate purchased approximately 1,020 shares (the Shares) of preferred stock of a private education company for $5,000. This equity security did not have a readily determinable fair value. As of June 30, 2019, Laureate has recorded its investment at an estimated fair value of $11,116 and recognized a non-operating gain of $6,116, based on interest expressed by an existing investor in this company to purchase the Shares. The investee also completed a round of financing during the second quarter of 2019 at a similar valuation. Laureate deems these observable transactions to be Level 2 inputs in the fair value hierarchy.

Laureate’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$—	$—	$—	$—
Equity securities - preferred stock investment	11,116	—	11,116	—
Liabilities
Derivative instruments	$—	$—	$—	$—

Laureate’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$3,259	$—	$—	$3,259
Liabilities
Derivative instruments	$10,677	$—	$—	$10,677

The changes in our Level 3 Derivative instruments measured at fair value on a recurring basis for the six months ended June 30, 2019 were as follows:

Balance at December 31, 2018	$(7,418)
Gain included in earnings:
Unrealized gains, net	4,021
Realized gains, net	3,794
Included in other comprehensive income	(7,950)
Settlements	(4,634)
Reclassification, currency translation adjustment and other	12,187
Balance at June 30, 2019	$—

The following table presents quantitative information regarding the significant unobservable inputs and valuation techniques utilized in the fair value measurements of the Company's assets/(liabilities) classified as Level 2 and 3 as of June 30, 2019:

	Fair Value at June 30, 2019	Valuation Technique	Unobservable Input	Range/Input Value
Derivative instruments - cross currency swaps	$—	Discounted Cash Flow	Credit Risk	3.62%
Equity securities - preferred stock investment	$11,116	Market Approach	n/a	n/a

Note 20. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the June 30, 2018 balance. The June 30, 2019 and June 30, 2018 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018	December 31, 2018
Cash and cash equivalents	$236,412	$249,871	$388,490
Restricted cash	188,938	173,855	201,300
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$425,350	$423,726	$589,790

Restricted cash includes cash equivalents held to collateralize standby letters of credit in favor of the DOE. In addition, Laureate may at times hold a United States deposit for a letter of credit in lieu of a surety bond, or otherwise have cash that is not immediately available for use in current operations. See also Note 11, Commitments and Contingencies.

Note 21. Subsequent Events

Agreement to Sell Universidad Interamericana de Panamá (UIP)

On July 9, 2019, Universidad U Latina, SRL and Education Holding Costa Rica EHCR, SRL, (the UIP Sellers), which are indirect wholly owned subsidiaries of the Company, entered into a sale and purchase agreement (the UIP Agreement) with Universal Knowledge Systems, Inc. and Global Education Services, Inc. (the UIP Buyers). Pursuant to the UIP Agreement, the UIP Buyers will purchase from the UIP Sellers 100% of the ownership interests of UIP, a higher education institution in Panama. Excelencia y Superacion S.A. (EXSUSA), an affiliate of the UIP Buyers, is also party to the UIP Agreement as a guarantor of the UIP Sellers’ obligations under the UIP Agreement. Also in connection with the UIP Agreement and as a condition to closing, the UIP Sellers agreed to cause Desarrollos Urbanos Educativos S. de R.L. (DUE), an indirect wholly owned subsidiary of the Company, to enter into a real estate purchase agreement (the DUE Real Estate Purchase Agreement) with the UIP Buyers for the sale of real estate owned by DUE, which serves as the campus of UIP.

The total expected enterprise value under the UIP Agreement and the DUE Real Estate Purchase Agreement is approximately $86,750. The transactions contemplated under the agreements are contingent on customary closing conditions including regulatory approvals, which may take several months.

Inti Education Holdings Sdn. Bhd. (Inti Holdings)

As previously reported, on December 11, 2017, Exeter Street Holdings Sdn. Bhd., a Malaysia corporation (Exeter Street), and Laureate Education Asia Limited, a Hong Kong corporation (Laureate Asia), both of which are indirect wholly owned subsidiaries of the Company, entered into a sale purchase agreement (as amended on January 17, 2019, the Inti Agreement) with Comprehensive Education Pte. Ltd., a Singapore corporation (Comprehensive, the purchaser) that is an affiliate of Affinity Equity Partners, a private equity firm based in Hong Kong. Pursuant to the Inti Agreement, Comprehensive agreed to purchase from Exeter Street all of the issued and outstanding shares in the capital of Inti Holdings, and Laureate Asia agreed to guarantee certain obligations of Exeter Street. Inti Holdings is the indirect owner of INTI University and Colleges, a higher education institution with five campuses in Malaysia.

The closing of the transaction under the Inti Agreement was subject to certain conditions, including approval by regulators in Malaysia, which approval was obtained on June 24, 2019. On June 25, 2019, the Company notified Comprehensive that the conditions precedent had been duly satisfied and scheduled closing for July 12, 2019. On July 9, 2019, Comprehensive notified the Company that it disagreed with the Company’s position that the conditions precedent had been satisfied and formally moved to terminate the Inti Agreement, an act viewed by the Company as a repudiatory breach of the Inti Agreement. The Company is currently evaluating all options and continues to classify Inti Holdings as a discontinued operation.

Stock Repurchase Program

In July 2019, the Company's board of directors approved a new stock repurchase program to acquire up to $150,000 of the Company’s Class A common stock. The Company's proposed repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company's board of directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program.

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

Overview

Our Business

We are the largest international network of degree-granting higher education institutions, primarily focused in Latin America, with 908,700 students enrolled at our 38 institutions in 10 countries on more than 150 campuses included in our continuing operations as of June 30, 2019, which we collectively refer to as the Laureate International Universities network. We believe the global higher education market presents an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for quality higher education around the world. Advanced education opportunities drive higher earnings potential, and we believe the projected growth in the middle-class population worldwide and limited government resources dedicated to higher education create substantial opportunities for high-quality private institutions to meet this growing and unmet demand. Our outcomes-driven strategy is focused on enabling students to prosper and thrive in the dynamic and evolving knowledge economy.

As of June 30, 2019, our international network of 38 institutions comprised 29 institutions we owned or controlled, and an additional nine institutions that we managed or with which we had other relationships. We have six operating segments as described below. We group our institutions by geography in: 1) Brazil; 2) Mexico; 3) Andean; 4) Central America & U.S. Campuses; and 5) Rest of World for reporting purposes. Our sixth segment, Online & Partnerships, includes fully online institutions that operate globally.

Discontinued Operations

In 2017, the Company announced the divestiture of certain subsidiaries in our Rest of World and Central America & U.S. Campuses segments. On August 9, 2018, the Company announced the divestiture of additional subsidiaries located in Europe, Asia and Central America. After completing all of the announced divestitures, the Company’s remaining principal markets will be Brazil, Chile, Mexico and Peru, along with the Online and Partnerships segment and the institutions in Australia and New Zealand. At the time of the announcement on August 9, 2018, the markets being divested (the Discontinued Operations) included the institutions in Portugal and Spain, which were part of the Andean segment, all remaining institutions in the Central America & U.S. Campuses segment, and all remaining institutions in the Rest of World segment except for Australia, New Zealand and the managed institutions in the Kingdom of Saudi Arabia and China. The institutions in the Kingdom of Saudi Arabia are managed under a contract that expires at the end of August 2019 and will not be renewed. The divestitures represent a strategic shift that will have a major effect on the Company's operations and financial results. Accordingly, in accordance with Accounting Standard Codification (ASC) 205-20, ‘‘Discontinued Operations,’’ the results of the divestitures that are part of the strategic shift are presented as discontinued operations in our consolidated financial statements included elsewhere in our Quarterly Report on Form 10-Q for all periods. Since our entire Central America & U.S. Campuses operating segment is included in Discontinued Operations, it no longer meets the criteria for a reportable segment under ASC 280, ‘‘Segment Reporting,’’ and, therefore, it is excluded from the segments information for all periods presented. In addition, the portions of the Andean and Rest of World reportable segments that are included in Discontinued Operations have also been excluded from the segment information for all periods presented. Unless indicated otherwise, the information in the MD&A relates to continuing operations.

The Company has entered into sale agreements for a number of these entities and closing of sale transactions began in the first quarter of 2018. To date, we have completed the sales of subsidiaries in Cyprus, Italy, China, Germany, Morocco, Thailand, South Africa, India, Spain and Portugal, as well as Kendall College, LLC (Kendall) and the University of St. Augustine for Health

Sciences, LLC (St. Augustine) in the United States. We have not yet completed the divestitures of our subsidiaries in Central America, Turkey, and Malaysia, as well as NewSchool of Architecture and Design, LLC (NSAD), a small campus-based institution in the United States, and UniNorte, an institution in the Brazil segment that is included in continuing operations as it is not part of the strategic shift. We have signed sale agreements for our subsidiaries in Malaysia and Panama, as well as NSAD and the Brazilian institution UniNorte. See also Note 21, Subsequent Events, of our consolidated financial statements included elsewhere in this Form 10-Q.

Our Segments

Our campus-based segments generate revenues by providing an education that emphasizes professional-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings are increasingly utilizing online and hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. Many of our largest campus-based operations are in developing markets which are experiencing a growing demand for higher education based on favorable demographics and increasing secondary completion rates, driving increases in participation rates and resulting in continued growth in the number of higher education students. Traditional higher education students (defined as 18-24 year olds) have historically been served by public universities, which have limited capacity and are often underfunded, resulting in an inability to meet the growing student demand and employer requirements. This supply and demand imbalance has created a market opportunity for private sector participants. Most students finance their own education. However, there are some government-sponsored student financing programs which are discussed below. The campus-based segments include Brazil, Mexico, Andean, Central America & U.S. Campuses and Rest of World. Specifics related to each of these campus-based segments and our Online & Partnerships segment are discussed below:

•
In Brazil, approximately 75% of post-secondary students are enrolled in private higher education institutions. While the federal government defines the national curricular guidelines, institutions are licensed to operate by city. Laureate owns 13 institutions in eight states throughout Brazil, with a particularly strong presence in the competitive São Paulo market. Many students finance their own education while others rely on the government-sponsored programs such as Prouni and FIES. As described in Note 4, Discontinued Operations and Assets Held for Sale, of our consolidated financial statements included elsewhere in this Form 10-Q, on April 16, 2019, the Company entered into an agreement to divest UniNorte, a traditional higher education institution in Manaus, Brazil.

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

•
The Andean segment includes institutions in Chile and Peru. In Chile, private universities enroll approximately 80% of post-secondary students. In Peru, the public sector plays a significant role, but private universities are increasingly providing the capacity to meet growing demand. In Chile, there are government-sponsored student financing programs.

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

•
The Rest of World segment includes an institution in the European country of Turkey, as well as institutions in the Middle East and Asia Pacific consisting of campus-based institutions with operations in Australia, Malaysia and New Zealand. Additionally, the Rest of World segment manages eight licensed institutions in the Kingdom of Saudi Arabia and manages one additional institution in China through a joint venture arrangement. The institutions in Turkey and Malaysia are included in Discontinued Operations. The institutions in the Kingdom of Saudi Arabia are managed under a contract that expires at the end of August 2019 and will not be renewed.

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

The following information for our reportable segments in continuing operations is presented as of June 30, 2019:

	Countries	Institutions	Enrollment	2019 YTD Revenues ($ in millions) (1)	% Contribution to 2019 YTD Revenues
Brazil	1	13	309,000	$307.1	19%
Mexico	1	2	179,200	318.9	20%
Andean	2	8	340,900	561.9	34%
Rest of World (2)	4	12	20,200	114.7	7%
Online & Partnerships (3)	2	3	59,400	321.5	20%
Total (1)	10	38	908,700	$1,623.6	100%
(1) The amounts related to Corporate, net of elimination of intersegment revenues, which total $0.6 million, are not separately presented.
(2) Includes eight licensed institutions in the Kingdom of Saudi Arabia that are managed under a contract that expires at the end of August 2019 and will not be renewed.
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
Regulatory Environment and Other Matters
Our business is subject to regulation by various agencies based on the requirements of local jurisdictions. These agencies continue to review and update regulations as they deem necessary. We cannot predict the form of the rules that ultimately may be adopted in the future or what effects they might have on our business, financial condition, results of operations and cash flows. We will continue to develop and implement necessary changes that enable us to comply with such regulations. See ‘‘Item 1A—Risk Factors—Risks Relating to Our Continuing Business—Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations,” ‘‘Risk Factors—Risks Relating to Our Continuing Business—Political and regulatory developments in Chile may materially adversely affect us,” ‘‘Risk Factors—Risks Relating to Our Highly Regulated Industry in the United States,’’ and ‘‘Item 1—Business—Industry Regulation,’’ in our 2018 Form 10-K.

Chilean Regulatory Developments

On January 24, 2018, a new Higher Education Law (the New Law) was passed by the Chilean Congress. Among other things, the New Law prohibits conflicts of interests and related party transactions involving universities and their controlling parties, with certain exceptions. These exceptions include the provision of services that are educational in nature or essential for the university’s purposes.

The New Law established a Superintendency of Higher Education, with authority to regulate institutions of higher education and promulgate regulations and procedures implementing the New Law. As of May 29, 2019, the New Law’s provisions regarding related party transactions came into force; however, the Superintendent has not issued any further interpretive guidance or regulations. Immediately prior to these provisions coming into force, each of the Chilean non-profit universities and the relevant Laureate services provider reached an agreement to terminate the prior network services agreement in favor of an open bidding process, wherein unrelated third parties and Laureate-related providers were invited to compete in the provision of the range of services that are essential to the fulfillment of each of their academic missions. Once the bidding and contractual processes are completed, which is expected by the end of the third quarter, the Company and the Chilean non-profit universities will remain subject to the oversight of the Superintendent and may need to evaluate additional modifications to their contractual relationships. We do not believe that the New Law will change our relationship with our two tech/voc institutions in Chile that are for-profit entities. Additionally, we will continue to evaluate our accounting treatment of the Chilean non-profit universities to determine whether we can continue to consolidate them. Our continuing evaluation of the impact of the New Law may result in changes to our expectations due to changes in our interpretations of the law, assumptions used, and additional guidance that may be issued.

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

Each of our institutions has an enrollment cycle that varies by geographic region and academic program. During each academic year, each institution has a ‘‘Primary Intake’’ period in which the majority of the enrollment occurs. Most institutions also have one or more smaller ‘‘Secondary Intake’’ periods. The first calendar quarter generally coincides with the Primary Intakes for our institutions in the Brazil, Andean and Rest of World segments. The third calendar quarter generally coincides with the Primary Intakes for our institutions in the Mexico and Online & Partnerships segments.

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

Factors Affecting Comparability

Acquisitions

Our past experiences provide us with the expertise to further our mission of providing high-quality, accessible and affordable higher education to students by expanding into new markets if opportunities arise, primarily through acquisitions. Acquisitions affect the comparability of our financial statements from period to period. Acquisitions completed during one period impact comparability to a prior period in which we did not own the acquired entity. Therefore, changes related to such entities are considered ‘‘incremental impact of acquisitions’’ for the first 12 months of our ownership. We have made only small acquisitions in 2019 and 2018 that had essentially no impact on the comparability of the periods presented.

Dispositions

Any dispositions of our continuing operations affect the comparability of our financial statements from period to period. Dispositions completed during one period impact comparability to a prior period in which we owned the divested entity. Therefore, changes related to such entities are considered ‘‘incremental impact of dispositions’’ for the first 12 months subsequent to the disposition. As discussed above, all of the divestitures that are part of the strategic shift announced in August 2018 are included in Discontinued Operations for all periods presented. Once its sale is completed, UniNorte, which is part of continuing operations, will be included in the incremental impact of dispositions.

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

Results from the Discontinued Operations

The results of operations at our discontinued subsidiaries were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Revenues	$147.9	$230.7	$350.6	$483.8
Depreciation and amortization	—	9.5	—	20.3
Share-based compensation expense	0.1	0.4	0.3	0.7
Other direct costs	113.7	173.2	253.4	350.0
Operating income	34.1	47.6	96.9	112.7
Other non-operating income (expense)	3.4	(13.2)	6.6	(13.2)
Pretax income of discontinued operations	37.5	34.3	103.5	99.5
Income tax (expense) benefit	(3.9)	3.8	(13.3)	(42.6)
Income from discontinued operations, net of tax	33.6	38.1	90.2	56.9
Gain on sales of discontinued operations, net of tax	641.5	12.0	889.5	330.3
Net income from discontinued operations	$675.1	$50.1	$979.7	$387.3

Enrollments at our discontinued operations as of June 30, 2019 and June 30, 2018 were 108,200 and 162,100, respectively.

Sales Completed during the Six Months Ended June 30, 2019

On February 1, 2019, we sold the operations of St. Augustine, which resulted in a gain of approximately $223.0 million.

On February 12, 2019, we sold our operations in Thailand, which resulted in a gain of approximately $10.8 million.

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

On April 8, 2019, we sold Monash South Africa as well as the real estate associated with that institution, which resulted in a gain of approximately $2.3 million.

On May 9, 2019, we sold our operations in India, which resulted in a gain of approximately $19.5 million.

On May 31, 2019, we sold our institutions in Spain and Portugal, which resulted in a gain of approximately $618.0 million.

Sales Completed during the Six Months Ended June 30, 2018

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

On April 13, 2018, we sold the operations of Laureate Somed. Laureate Somed was the operator of Université Internationale de Casablanca, a comprehensive campus-based university in Casablanca, Morocco and recognized a gain on the sale of Laureate Somed of approximately $17.4 million.

Results of Operations

The following discussion of the results of our operations is organized as follows:

•	Summary Comparison of Consolidated Results;

•	Non-GAAP Financial Measure; and

•	Segment Results.

Summary Comparison of Consolidated Results

Discussion of Significant Items Affecting the Consolidated Results for the Six Months Ended June 30, 2019 and 2018

Six Months Ended June 30, 2019

During the first quarter of 2019, we used approximately $340.0 million of the net proceeds from the sale of St. Augustine to repay a portion of our term loan that had a maturity date of April 2024 (the 2024 Term Loan). In addition, the Company elected to repay approximately $35.0 million of the approximately $51.7 million principal balance outstanding for certain notes payable at a real estate subsidiary in Chile. In connection with these debt repayments, the Company recorded a loss on debt extinguishment of $10.6 million, primarily related to the write off of a pro-rata portion of the unamortized deferred financing costs associated with the repaid debt balances. This loss is included in other non-operating income in the year-to-date table below.

During the second quarter of 2019, we fully repaid the remaining balance outstanding under our 2024 Term Loan, using the proceeds received from the sales of our operations in India, Spain and Portugal. The remaining proceeds were used to repay borrowings outstanding under the senior secured revolving credit facility. In connection with these debt repayments, the Company recorded a loss on debt extinguishment of $15.6 million related to the write off of a pro-rata portion of the unamortized deferred financing costs associated with the repaid debt balances, as well as the debt discount associated with the 2024 Term Loan. This loss is included in other non-operating income in the tables below.

Six Months Ended June 30, 2018

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

Comparison of Consolidated Results for the Three Months Ended June 30, 2019 and 2018

			% Change
			Better/(Worse)
(in millions)	2019	2018	2019 vs. 2018
Revenues	$1,001.8	$1,017.2	(2)%
Direct costs	720.2	725.8	1%
General and administrative expenses	67.4	73.2	8%
Loss on impairment of assets	0.5	—	nm
Operating income	213.7	218.2	(2)%
Interest expense, net of interest income	(38.7)	(57.5)	33%
Other non-operating income	3.5	105.8	(97)%
Income from continuing operations before income taxes and equity in net income of affiliates	178.6	266.5	(33)%
Income tax expense	(74.3)	(92.7)	20%
Equity in net income of affiliates, net of tax	0.2	—	nm
Income from continuing operations	104.5	173.9	(40)%
Income from discontinued operations, net of tax	33.6	38.1	(12)%
Gain on sales of discontinued operations, net of tax	641.5	12.0	nm
Net income	779.6	224.0	nm
Net loss attributable to noncontrolling interests	2.0	0.5	nm
Net income attributable to Laureate Education, Inc.	$781.6	$224.4	nm
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see ‘‘Discussion of Significant Items Affecting the Consolidated Results.’’
Comparison of Consolidated Results for the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018
Revenues decreased by $15.4 million to $1,001.8 million for the three months ended June 30, 2019 (the 2019 fiscal quarter) from $1,017.2 million for the three months ended June 30, 2018 (the 2018 fiscal quarter). The effect of a net change in foreign currency exchange rates decreased revenues by $49.2 million, mainly due to weakening of the Chilean Peso and the Brazilian Real relative to the USD compared to the 2018 fiscal quarter. Additionally, the effect of changes in tuition rates and enrollments in programs at varying price points (‘‘product mix’’), pricing and timing decreased revenues by $10.4 million compared to the 2018 fiscal quarter. These decreases in revenues were partially offset by the effects of higher average total organic enrollment at a majority of our institutions, which increased revenues by $41.4 million compared to the 2018 fiscal quarter. Other Corporate and Eliminations changes accounted for an increase in revenues of $2.8 million.
Direct costs and general and administrative expenses combined decreased by $11.4 million to $787.6 million for the 2019 fiscal quarter from $799.0 million for the 2018 fiscal quarter. This decrease was due to the effect of a net change in foreign currency exchange rates, which decreased costs by $33.3 million for the 2019 fiscal quarter compared to the 2018 fiscal quarter. Partially offsetting this direct costs decrease were overall higher organic enrollments, which increased costs by $18.0 million for the 2019 fiscal quarter compared to the 2018 fiscal quarter, other Corporate and Eliminations expenses, which accounted for an increase in costs of $3.6 million; and changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets, which resulted in a year-over-year increase in direct costs of $0.3 million.
Operating income decreased by $4.5 million to $213.7 million for the 2019 fiscal quarter from $218.2 million for the 2018 fiscal quarter. The decrease in overall operating income was a result of decreased operating income in our Brazil segment, partially offset by increased operating income in our Andean and Online & Partnerships segments.
Interest expense, net of interest income decreased by $18.8 million to $38.7 million for the 2019 fiscal quarter from $57.5 million for the 2018 fiscal quarter. The decrease in interest expense was primarily attributable to lower average debt balances.

Other non-operating income decreased by $102.3 million to $3.5 million for the 2019 fiscal quarter from $105.8 million for the 2018 fiscal quarter. This decrease was primarily attributable to a period-over-period decrease in gains on derivative instruments of $109.0 million, related to a gain recorded in the 2018 fiscal quarter upon the conversion of the Series A Preferred Stock. In addition, a loss on debt extinguishment of $15.6 million was recorded during the 2019 fiscal quarter related to the write off of deferred financing costs and debt discount as a result of the repayment of the 2024 Term Loan.
These decreases in other non-operating income were partially offset by a gain on foreign currency exchange in the 2019 fiscal quarter compared to a loss in the 2018 fiscal quarter, for a change of $14.5 million. In addition, other non-operating income increased by $7.8 million in the 2019 fiscal quarter, as compared to the 2018 fiscal quarter, primarily related to an increase in the estimated fair value of an equity security held at Corporate.
Income tax expense decreased by $18.4 million to $74.3 million for the 2019 fiscal quarter from $92.7 million for the 2018 fiscal quarter, primarily due to changes in the mix of pre-tax book income attributable to taxable and non-taxable entities in various taxing jurisdictions and a benefit related to changes in reserves on uncertain tax positions.

Income from discontinued operations, net of tax decreased by $4.5 million to $33.6 million for the 2019 fiscal quarter from $38.1 million for the 2018 fiscal quarter.

Gain on sales of discontinued operations, net of tax increased by $629.5 million to $641.5 million for the 2019 fiscal quarter related to the sale of our subsidiaries in South Africa, India, Spain and Portugal, compared to $12.0 million in the 2018 fiscal quarter, which was related to the sale of our subsidiaries in Germany and Morocco.

Comparison of Consolidated Results for the Six Months Ended June 30, 2019 and 2018

			% Change
			Better/(Worse)
(in millions)	2019	2018	2019 vs. 2018
Revenues	$1,623.6	$1,649.4	(2)%
Direct costs	1,372.6	1,403.3	2%
General and administrative expenses	121.3	120.5	(1)%
Loss on impairment of assets	0.5	—	nm
Operating income	129.2	125.6	3%
Interest expense, net of interest income	(89.7)	(117.6)	24%
Other non-operating (expense) income	(6.2)	69.8	(109)%
Income from continuing operations before income taxes and equity in net income of affiliates	33.3	77.8	(57)%
Income tax expense	(39.3)	(69.6)	44%
Equity in net income of affiliates, net of tax	0.2	—	nm
(Loss) income from continuing operations	(5.8)	8.2	(171)%
Income from discontinued operations, net of tax	90.2	56.9	59%
Gain on sales of discontinued operations, net of tax	889.5	330.3	169%
Net income	973.9	395.5	146%
Net income attributable to noncontrolling interests	(1.0)	(2.2)	(55)%
Net income attributable to Laureate Education, Inc.	$972.8	$393.3	147%
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see ‘‘Discussion of Significant Items Affecting the Consolidated Results.’’

Comparison of Consolidated Results for the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

Revenues decreased by $25.8 million to $1,623.6 million for the six months ended June 30, 2019 (the 2019 fiscal period) from $1,649.4 million for the six months ended June 30, 2018 (the 2018 fiscal period). This decrease in revenues primarily resulted from the effect of a net change in foreign currency exchange rates, which decreased revenues by $84.5 million, mainly due to weakening of the Chilean Peso and the Brazilian Real relative to the USD compared to the 2018 fiscal period. This decrease in revenues was partially offset by a higher average total organic enrollment at a majority of our institutions, which increased revenues by $53.1 million, the effect of product mix, pricing and timing, which increased revenues by $0.5 million, and other Corporate and Eliminations changes, which accounted for an increase in revenues of $5.1 million.

Direct costs and general and administrative expenses combined decreased by $29.9 million to $1,493.9 million for the 2019 fiscal period from $1,523.8 million for the 2018 fiscal period. This decrease in direct costs primarily resulted from the effect of a net change in foreign currency exchange rates, which decreased costs by $78.8 million, and other Corporate and Eliminations expenses, which accounted for a decrease in costs of $0.1 million in the 2019 fiscal period. Partially offsetting these direct costs decreases were the effect of overall higher organic enrollments, which increased costs by $46.7 million for the 2019 fiscal period compared to the 2018 fiscal period, in addition to changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets, which resulted in a year-over-year increase in direct costs of $2.3 million.

Operating income increased by $3.6 million to $129.2 million for the 2019 fiscal period from $125.6 million for the 2018 fiscal period. This increase in operating income primarily resulted from increased operating income in our Andean and Online & Partnerships segments, combined with decreased operating loss in our Rest of World segment. These changes were partially offset by decreased operating income in our Brazil and Mexico segments.

Interest expense, net of interest income decreased by $27.9 million to $89.7 million for the 2019 fiscal period from $117.6 million for the 2018 fiscal period. The decrease in interest expense was primarily attributable to lower average debt balances.

Other non-operating (expense) income changed by $76.0 million, to an expense of $(6.2) million for the 2019 fiscal period from an income of $69.8 million for the 2018 fiscal period. This change was primarily attributable to decreased gain on derivative instruments of $84.4 million, related to a gain recorded in the 2018 fiscal period upon the conversion of the Series A Preferred Stock. In addition, there was an increase in loss on debt extinguishment of $18.7 million related to the repayment of the 2024 Term Loan during the 2019 fiscal period. These increases in other non-operating expense were partially offset by a gain on foreign currency exchange in the 2019 fiscal period, compared to a loss in the 2018 fiscal period, for a change of $21.6 million, as well as an increase of $5.5 million in other non-operating income compared to the 2018 fiscal period, primarily related to an increase in the estimated fair value of an equity security held at Corporate.

Income tax expense decreased by $30.3 million to $39.3 million for the 2019 fiscal period from $69.6 million for the 2018 fiscal period. This decrease was primarily due to changes in the mix of pre-tax book income attributable to taxable and non-taxable entities in various taxing jurisdictions and a benefit related to changes in reserves on uncertain tax positions.

Income from discontinued operations, net of tax increased by $33.3 million to $90.2 million for the 2019 fiscal period from $56.9 million for the 2018 fiscal period.

Gain on sales of discontinued operations, net of tax increased by $559.2 million to $889.5 million for the 2019 fiscal period related to the sales of our St. Augustine, Thailand, South Africa, India, Spain and Portugal subsidiaries, compared to $330.3 million for the 2018 fiscal period related to the sales of our Cyprus, Italy, China, Germany and Morocco subsidiaries.

Non-GAAP Financial Measure

We define Adjusted EBITDA as income (loss) from continuing operations, before equity in net (income) loss of affiliates, net of tax, income tax expense (benefit), (gain) loss on sale of subsidiaries, net, foreign currency exchange (gain) loss, net, other (income) expense, net, (gain) loss on derivatives, loss on debt extinguishment, interest expense and interest income, plus depreciation and amortization, share-based compensation expense, loss on impairment of assets and expenses related to implementation of our Excellence-in-Process (EiP) initiative. When we review Adjusted EBITDA on a segment basis, we exclude inter-segment revenues and expenses that eliminate in consolidation. Adjusted EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures.

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

The following table presents Adjusted EBITDA and reconciles income from continuing operations to Adjusted EBITDA for the three months ended June 30, 2019 and 2018:

			% Change
			Better/(Worse)
(in millions)	2019	2018	2019 vs. 2018
Income from continuing operations	$104.5	$173.9	(40)%
Plus:
Equity in net income of affiliates, net of tax	(0.2)	—	nm
Income tax expense	74.3	92.7	20%
Income from continuing operations before income taxes and equity in net income of affiliates	178.6	266.5	(33)%
Plus:
Foreign currency exchange (gain) loss, net	(8.8)	5.7	nm
Other (income) expense, net	(7.7)	0.1	nm
Gain on derivatives	(2.6)	(111.6)	(98)%
Loss on debt extinguishment	15.6	—	nm
Interest expense	41.5	60.1	31%
Interest income	(2.8)	(2.6)	8%
Operating income	213.7	218.2	(2)%
Plus:
Depreciation and amortization	49.7	52.9	6%
EBITDA	263.4	271.1	(3)%
Plus:
Share-based compensation expense (a)	4.7	7.3	36%
Loss on impairment of assets (b)	0.5	—	nm
EiP implementation expenses (c)	28.6	25.2	(13)%
Adjusted EBITDA	$297.3	$303.6	(2)%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, ‘‘Stock Compensation.’’
(b) Represents non-cash charges related to impairments of long-lived assets.
(c) EiP implementation expenses are related to our enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs) around the world, as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also includes other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure and certain non-recurring costs incurred in connection with the planned and completed dispositions.

Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Three Months Ended June 30, 2019 and 2018

Depreciation and amortization decreased by $3.2 million to $49.7 million for the 2019 fiscal quarter from $52.9 million for the 2018 fiscal quarter. The effects of foreign currency exchange decreased depreciation and amortization expense by $2.2 million for the 2019 fiscal quarter. In addition, the cessation of depreciation expense at UniNorte following its classification as held for sale during the third quarter of 2018 decreased depreciation and amortization expense by $1.0 million for the 2019 fiscal quarter.

Share-based compensation expense decreased by $2.6 million to $4.7 million for the 2019 fiscal quarter from $7.3 million for the 2018 fiscal quarter.

EiP implementation expenses increased by $3.4 million to $28.6 million for the 2019 fiscal quarter from $25.2 million for the 2018 fiscal quarter. The year-over-year increase in EiP expenses is primarily attributable to higher costs for severance and retention bonuses related to our divestiture activity and severance related to streamlining our organizational structure.

The following table presents Adjusted EBITDA and reconciles (loss) income from continuing operations to Adjusted EBITDA for the six months ended June 30, 2019 and 2018:

			% Change
			Better/(Worse)
(in millions)	2019	2018	2019 vs. 2018
(Loss) income from continuing operations	$(5.8)	$8.2	(171)%
Plus:
Equity in net income of affiliates, net of tax	(0.2)	—	nm
Income tax expense	39.3	69.6	44%
Income from continuing operations before income taxes and equity in net income of affiliates	33.3	77.8	(57)%
Plus:
Foreign currency exchange (gain) loss, net	(4.2)	17.5	124%
Other income, net	(8.1)	(2.5)	nm
Gain on derivatives	(7.8)	(92.3)	(92)%
Loss on debt extinguishment	26.2	7.5	nm
Interest expense	96.1	123.4	22%
Interest income	(6.4)	(5.9)	8%
Operating income	129.2	125.6	3%
Plus:
Depreciation and amortization	97.4	109.9	11%
EBITDA	226.6	235.5	(4)%
Plus:
Share-based compensation expense (a)	7.7	3.2	(141)%
Loss on impairment of assets (b)	0.5	—	nm
EiP implementation expenses (c)	40.9	35.3	(16)%
Adjusted EBITDA	$275.7	$273.9	1%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, ‘‘Stock Compensation.’’
(b) Represents non-cash charges related to impairments of long-lived assets.
(c) EiP implementation expenses are related to our enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs) around the world, as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also includes other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure and certain non-recurring costs incurred in connection with the planned and completed dispositions.
Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Six Months Ended June 30, 2019 and 2018
Depreciation and amortization decreased by $12.5 million to $97.4 million for the 2019 fiscal period from $109.9 million for the 2018 fiscal period. The effects of foreign currency exchange decreased depreciation and amortization expense by $5.2 million for the 2019 fiscal period. In addition, the cessation of depreciation expense at UniNorte following its classification as held for sale in the third quarter of 2018 decreased depreciation and amortization expense by $1.9 million for the 2019 fiscal period. Other items decreased depreciation and amortization by $5.4 million.

Share-based compensation expense increased by $4.5 million to $7.7 million for the 2019 fiscal period from $3.2 million for the 2018 fiscal period. This increase is mostly attributable to a correction of an immaterial error in the first quarter of 2018, which reduced share-based compensation expense for the 2018 fiscal period.

EiP implementation expenses increased by $5.6 million to $40.9 million for the 2019 fiscal period from $35.3 million for the 2018 fiscal period. The year-over-year increase in EiP expenses is primarily attributable to higher costs for severance and retention bonuses related to our divestiture activity and severance related to streamlining our organizational structure.

Segment Results

We have five reportable segments: Brazil, Mexico, Andean, Rest of World and Online & Partnerships. As discussed in ‘‘Overview,’’ the entire Central America & U.S. Campuses segment is included in Discontinued Operations and therefore is excluded from segment results. For purposes of the following comparison of results discussion, ‘‘segment direct costs’’ represent direct costs by segment as they are included in Adjusted EBITDA, such that depreciation and amortization expense, loss on impairment of assets, share-based compensation expense and our EiP implementation expenses have been excluded. Organic enrollment is based on average total enrollment for the period. For a further description of our segments, see ‘‘Overview.’’

The following tables, derived from our consolidated financial statements included elsewhere in this Form 10-Q, presents selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended June 30,	2019	2018	2019 vs. 2018
Revenues:
Brazil	$197.1	$225.6	(13)%
Mexico	162.5	159.6	2%
Andean	423.0	409.5	3%
Rest of World	60.6	61.3	(1)%
Online & Partnerships	159.7	165.0	(3)%
Corporate	(1.1)	(3.9)	72%
Consolidated Total Revenues	$1,001.8	$1,017.2	(2)%

Adjusted EBITDA:
Brazil	$58.9	$77.9	(24)%
Mexico	31.6	27.8	14%
Andean	186.7	184.2	1%
Rest of World	10.5	7.6	38%
Online & Partnerships	49.9	45.4	10%
Corporate	(40.2)	(39.4)	(2)%
Consolidated Total Adjusted EBITDA	$297.3	$303.6	(2)%

(in millions)			% Change
			Better/(Worse)
For the six months ended June 30,	2019	2018	2019 vs. 2018
Revenues:
Brazil	$307.1	$348.4	(12)%
Mexico	318.9	315.5	1%
Andean	561.9	544.6	3%
Rest of World	114.7	113.6	1%
Online & Partnerships	321.5	333.0	(3)%
Corporate	(0.6)	(5.7)	89%
Consolidated Total Revenues	$1,623.6	$1,649.4	(2)%

Adjusted EBITDA:
Brazil	$28.2	$51.9	(46)%
Mexico	57.4	58.3	(2)%
Andean	153.5	144.8	6%
Rest of World	15.0	10.6	42%
Online & Partnerships	98.4	90.4	9%
Corporate	(76.8)	(82.0)	6%
Consolidated Total Adjusted EBITDA	$275.7	$273.9	1%

Brazil

Financial Overview

Comparison of Brazil Results for the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2018	$225.6	$147.7	$77.9
Organic enrollment (1)	12.6
Product mix, pricing and timing (1)	(21.6)
Organic constant currency	(9.0)	3.6	(12.6)
Foreign exchange	(19.5)	(13.5)	(6.0)
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	0.4	(0.4)
June 30, 2019	$197.1	$138.2	$58.9
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues decreased by $28.5 million, a 13% decrease from the 2018 fiscal quarter.

•
Product mix, pricing and timing decreased revenues primarily due to an increase in discounts and scholarships as a percentage of revenue, as the number of students participating in the Brazilian government student loan program (FIES) continues to decline following their graduation.

•	Decreases in revenues during the 2019 fiscal quarter were partially offset by an increase in organic enrollment of 5%, which increased revenues by $12.6 million.

•	Revenues represented 20% of our consolidated total revenues for the 2019 fiscal quarter compared to 22% for the 2018 fiscal quarter.

Adjusted EBITDA decreased by $19.0 million, a 24% decrease from the 2018 fiscal quarter.

Comparison of Brazil Results for the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2018	$348.4	$296.5	$51.9
Organic enrollment (1)	16.0
Product mix, pricing and timing (1)	(20.2)
Organic constant currency	(4.2)	17.1	(21.3)
Foreign exchange	(37.1)	(35.9)	(1.2)
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	1.2	(1.2)
June 30, 2019	$307.1	$278.9	$28.2
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues decreased by $41.3 million, a 12% decrease from the 2018 fiscal period.

•
Product mix, pricing and timing decreased revenues primarily due to an increase in discounts and scholarships as a percentage of revenue, as the number of students participating in the Brazilian government student loan program (FIES) continues to decline following their graduation.

•
Organic enrollment increased during the 2019 fiscal period by 4%, increasing revenues by $16.0 million. The increase in enrollments for the 2019 fiscal period is attributable to growth in distance learning, which has a lower average revenue per student than our campus-based programs.

•	Revenues represented 19% of our consolidated total revenues for the 2019 fiscal period compared to 21% for the 2018 fiscal period.

Adjusted EBITDA decreased by $23.7 million, a 46% decrease from the 2018 fiscal period.

Mexico

Financial Overview
Comparison of Mexico Results for the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2018	$159.6	$131.8	$27.8
Organic enrollment (1)	(6.3)
Product mix, pricing and timing (1)	8.3
Organic constant currency	2.0	(2.0)	4.0
Foreign exchange	0.9	1.2	(0.3)
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	(0.1)	0.1
June 30, 2019	$162.5	$130.9	$31.6
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $2.9 million, a 2% increase from the 2018 fiscal quarter.

•	Increases in revenues during the 2019 fiscal quarter were partially offset by a decrease in organic enrollment of 3%, which decreased revenues by $6.3 million.

•	Revenues represented 16% of our consolidated total revenues for both the 2019 and the 2018 fiscal quarters.

Adjusted EBITDA increased by $3.8 million, a 14% increase from the 2018 fiscal quarter.

Comparison of Mexico Results for the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2018	$315.5	$257.2	$58.3
Organic enrollment (1)	(9.1)
Product mix, pricing and timing (1)	15.7
Organic constant currency	6.6	5.2	1.4
Foreign exchange	(3.2)	(2.0)	(1.2)
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	1.1	(1.1)
June 30, 2019	$318.9	$261.5	$57.4
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $3.4 million, a 1% increase from the 2018 fiscal period.

•	Revenues increase from Product mix, pricing and timing was partially offset by a decrease in organic enrollment of 2% during the 2019 fiscal period, which decreased revenues by $9.1 million.

•	Revenues represented 20% of our consolidated total revenues for the 2019 fiscal period compared to 19% for the 2018 fiscal period.

Adjusted EBITDA decreased by $0.9 million, a 2% decrease from the 2018 fiscal period.

Andean

Financial Overview

Comparison of Andean Results for the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2018	$409.5	$225.3	$184.2
Organic enrollment (1)	25.0
Product mix, pricing and timing (1)	14.9
Organic constant currency	39.9	26.6	13.3
Foreign exchange	(26.4)	(15.6)	(10.8)
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
June 30, 2019	$423.0	$236.3	$186.7
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $13.5 million, a 3% increase from the 2018 fiscal quarter.

•	Organic enrollment increased during the 2019 fiscal quarter by 6%, increasing revenues by $25.0 million.

•	Revenue represented 42% of our consolidated total revenues for the 2019 fiscal quarter compared to 40% for the 2018 fiscal quarter.

Adjusted EBITDA increased by $2.5 million, a 1% increase from the 2018 fiscal quarter.

•	Foreign exchange affected the results for the 2019 fiscal quarter, primarily due to the weakening of the Chilean Peso and the Peruvian Nuevo Sol relative to the USD.

Comparison of Andean Results for the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2018	$544.6	$399.8	$144.8
Organic enrollment (1)	33.2
Product mix, pricing and timing (1)	20.9
Organic constant currency	54.1	37.4	16.7
Foreign exchange	(36.8)	(28.8)	(8.0)
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
June 30, 2019	$561.9	$408.4	$153.5
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $17.3 million, a 3% increase from the 2018 fiscal period.

•	Organic enrollment increased during the 2019 fiscal period by 6%, increasing revenues by $33.2 million.

•	Revenue represented 34% of our consolidated total revenues for the 2019 fiscal period compared to 33% for the 2018 fiscal period.

Adjusted EBITDA increased by $8.7 million, a 6% increase from the 2018 fiscal period.

•	Foreign exchange affected the results for the 2019 fiscal period due to weakening of the Chilean Peso and the Peruvian Nuevo Sol relative to the USD.

Rest of World

Financial Overview
Comparison of Rest of World Results for the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2018	$61.3	$53.7	$7.6
Organic enrollment (1)	8.5
Product mix, pricing and timing (1)	(5.0)
Organic constant currency	3.5	(0.4)	3.9
Foreign exchange	(4.2)	(3.2)	(1.0)
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
June 30, 2019	$60.6	$50.1	$10.5
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $0.7 million, a 1% decrease from the 2018 fiscal quarter.

•
Revenue decreases due to product mix, pricing and timing and foreign exchange were largely offset by an increase in organic enrollment during the 2019 fiscal quarter of 15%, which increased revenues by $8.5 million.

•	Revenues represented 6% of our consolidated total revenues for both the 2019 and the 2018 fiscal quarters.

Adjusted EBITDA increased by $2.9 million, a 38% increase from the 2018 fiscal quarter.

•	Foreign exchange affected the results for the 2019 fiscal quarter, primarily due to the weakening of the Australian Dollar relative to the USD.

Comparison of Rest of World Results for the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2018	$113.6	$103.0	$10.6
Organic enrollment (1)	14.4
Product mix, pricing and timing (1)	(5.9)
Organic constant currency	8.5	3.6	4.9
Foreign exchange	(7.4)	(6.9)	(0.5)
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
June 30, 2019	$114.7	$99.7	$15.0
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $1.1 million, a 1% increase from the 2018 fiscal period.

•	Organic enrollment increased during the 2019 fiscal period by 13%, increasing revenues by $14.4 million.

•	Revenues represented 7% of our consolidated total revenues for both the 2019 and the 2018 fiscal periods.

Adjusted EBITDA increased by $4.4 million, a 42% increase from the 2018 fiscal period.

•	Foreign exchange affected the results for the 2019 fiscal period, primarily due to the weakening of the Australian Dollar relative to the USD.

Online & Partnerships
Financial Overview

Comparison of Online & Partnerships Results for the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2018	$165.0	$119.6	$45.4
Organic enrollment (1)	1.6
Product mix, pricing and timing (1)	(6.9)
Organic constant currency	(5.3)	(9.8)	4.5
Foreign exchange	—	—	—
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
June 30, 2019	$159.7	$109.8	$49.9
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $5.3 million, a 3% decrease from the 2018 fiscal quarter.

•
Organic enrollment increased revenues by $1.6 million during the 2019 fiscal quarter attributable to organic growth at Walden University, partially offset by a decrease in organic enrollment at the University of Liverpool and the University of Roehampton as we no longer accept new enrollments at those institutions.

•	Revenues represented 16% of our consolidated total revenues for both the 2019 and the 2018 fiscal quarters.

Adjusted EBITDA increased by $4.5 million, a 10% increase compared to the 2018 fiscal quarter, primarily due to reduced marketing expenses.

Comparison of Online & Partnerships Results for the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2018	$333.0	$242.6	$90.4
Organic enrollment (1)	(1.4)
Product mix, pricing and timing (1)	(10.1)
Organic constant currency	(11.5)	(19.5)	8.0
Foreign exchange	—	—	—
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
June 30, 2019	$321.5	$223.1	$98.4
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $11.5 million, a 3% decrease from the 2018 fiscal period.

•
Organic enrollment decreased during the 2019 fiscal period by 2%, decreasing revenues by $1.4 million. This decrease was attributable to a decrease in organic enrollment at the University of Liverpool and the University of Roehampton as we no longer accept new enrollments at those institutions, partially offset by organic growth at Walden University.

•	Revenues represented 20% of our consolidated total revenues for both the 2019 and the 2018 fiscal periods.

Adjusted EBITDA increased by $8.0 million, a 9% increase compared to the 2018 fiscal period, primarily due to reduced marketing expenses.

Corporate

Corporate revenues represent amounts from our consolidated joint venture with the University of Liverpool, as well as centralized IT costs charged to various segments, offset by the elimination of intersegment revenues.

Operating results for Corporate for the three months ended June 30, 2019 and 2018:

			% Change
			Better/(Worse)
(in millions)	2019	2018	2019 vs. 2018
Revenues	$(1.1)	$(3.9)	72%
Expenses	39.1	35.5	(10)%
Adjusted EBITDA	$(40.2)	$(39.4)	(2)%

Comparison of Corporate Results for the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

Adjusted EBITDA decreased by $0.8 million, a 2% decrease from the 2018 fiscal quarter.

•	Labor costs and other professional fees decreased by $8.6 million for the 2019 fiscal quarter compared to the 2018 fiscal quarter.

•
Other items accounted for a decrease in Adjusted EBITDA of $9.4 million. This decrease is almost entirely attributable to the year-over-year impact of the resolution of an earnout liability during 2018 that was related to the 2014 acquisition of Monash South Africa; the reversal of the earnout liability increased Adjusted EBITDA during the 2018 fiscal quarter.

Operating results for Corporate for the six months ended June 30, 2019 and 2018:

			% Change
			Better/(Worse)
(in millions)	2019	2018	2019 vs. 2018
Revenues	$(0.6)	$(5.7)	89%
Expenses	76.2	76.3	—%
Adjusted EBITDA	$(76.8)	$(82.0)	6%

Comparison of Corporate Results for the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

Adjusted EBITDA increased by $5.2 million, a 6% increase from the 2018 fiscal quarter.

•	Labor costs and other professional fees decreased expenses by $15.5 million for the 2019 fiscal period compared to the 2018 fiscal period.

•
Other items accounted for a decrease in Adjusted EBITDA of $10.3 million. This decrease is almost entirely attributable to the year-over-year impact of the resolution of an earnout liability during 2018 that was related to the 2014 acquisition of Monash South Africa; the reversal of the earnout liability increased Adjusted EBITDA during the 2018 fiscal period.

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

As of June 30, 2019, our secondary source of liquidity was cash and cash equivalents of $236.4 million, which does not include $124.4 million of cash recorded at subsidiaries that are classified as held for sale at June 30, 2019. Our cash accounts are maintained with high-quality financial institutions with no significant concentration in any one institution.

Sale Transactions

On February 1, 2019, we completed the sale of St. Augustine and received net proceeds of approximately $346.4 million (approximately $301.8 million net of cash sold). The Company used $340.0 million of the net proceeds to repay a portion of the 2024 Term Loan, with the remaining proceeds utilized to repay borrowings outstanding under our revolving credit facility.

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

On April 8, 2019, we completed the sale of our institution in South Africa, Monash South Africa, as well as the sale of the real estate associated with that institution. Including working capital adjustments, the Company received approximately $9.0 million from the buyer, which approximated the amount of cash sold with the business.

On May 9, 2019, we completed the sale of our operations in India for net proceeds of approximately $144.6 million (approximately $76.2 million net of cash sold) after the payment to the 10% minority owners, transaction fees and taxes. The Company used the proceeds to repay a portion of the 2024 Term Loan.

On May 31, 2019, we completed the sale of our institutions in Spain and Portugal and received net proceeds of approximately $908.0 million (approximately $762.0 million net of cash sold). The Company used the net proceeds to repay indebtedness, including full repayment of the remaining balance outstanding under the 2024 Term Loan. Additionally, the buyer assumed debt of approximately $109.0 million.

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $188.9 million and $201.3 million as of June 30, 2019 and December 31, 2018, respectively.

Indefinite Reinvestment of Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As part of our business strategies, we have determined that, except for one of our institutions in Peru, all earnings from our foreign continuing operations will be deemed indefinitely reinvested outside of the United States. As of June 30, 2019, $228.2 million of our total $236.4 million of cash and cash equivalents were held by foreign subsidiaries, including $69.7 million held by VIEs. These amounts above do not include $124.4 million of cash recorded at subsidiaries that are classified as held for sale at June 30, 2019, of which $122.1 million was held by foreign subsidiaries. As of December 31, 2018, $327.9 million of our total $388.5 million of cash and cash equivalents were held by foreign subsidiaries, including $158.4 million held by VIEs. These amounts above do not include $216.4 million of cash recorded at subsidiaries that were classified as held for sale at December 31, 2018, of which $208.4 million was held by foreign subsidiaries. The VIEs' cash and cash equivalents balances are generally required to be used only for the operations of these VIEs.

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

Debt

As of June 30, 2019, senior long-term borrowings totaled $814.5 million and consisted of $14.5 million under the Senior Secured Credit Facility that matures in April 2022 and $800.0 million in Senior Notes due 2025 that mature in May 2025.

As of June 30, 2019, other debt balances totaled $531.9 million and our finance lease obligations were $83.1 million. Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries, mortgages payable and notes payable.

Approximately $66.4 million of long-term debt, including the current portion, is included in the held-for-sale liabilities recorded on the consolidated balance sheet as of June 30, 2019. For further description of the held-for-sale amounts see Note 4, Discontinued Operations and Assets Held for Sale, in our consolidated financial statements included elsewhere in this Form 10-Q.

Senior Secured Credit Facility

As of June 30, 2019, the outstanding balance under our Senior Secured Credit Facility was $14.5 million, which consisted entirely of the balance outstanding under our $385.0 million senior secured revolving credit facility. As described above, during the second quarter of 2019, the Company used proceeds from the sales of discontinued operations to fully repay the outstanding balance under the 2024 Term Loan. As of December 31, 2018, the outstanding balance under our Senior Secured Credit Facility was $1,321.6 million, which consisted of $93.5 million outstanding under our $385.0 million senior secured revolving credit facility and an aggregate outstanding balance of $1,228.1 million, net of a debt discount, under the 2024 Term Loan.

Senior Notes

As of both June 30, 2019 and December 31, 2018, the outstanding balance under our Senior Notes due 2025 was $800.0 million.

Covenants

Under our Second Amended and Restated Credit Agreement we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant, as defined in the Second Amended and Restated Credit Agreement, unless certain conditions are satisfied. As of June 30, 2019, these conditions were satisfied and, therefore, we were not subject to the leverage ratio covenant. The maximum ratio, as defined, is 3.50x as of June 30, 2019 and thereafter. In addition, notes payable at some of our locations contain financial maintenance covenants.

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

Due to Shareholders of Acquired Companies

One method of payment for acquisitions is the use of promissory notes payable to the sellers of acquired companies. As of June 30, 2019 and December 31, 2018, we recorded $35.9 million and $45.4 million, respectively, for these liabilities. See also Note 6, Due to Shareholders of Acquired Companies, in our consolidated financial statements included elsewhere in this Form 10-Q.

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

Our total capital expenditures for our continuing and discontinued operations, excluding receipts from the sale of subsidiaries and property equipment, were $70.8 million and $101.5 million during the six months ended June 30, 2019, and 2018, respectively. The 30% decrease in capital expenditures for the 2019 fiscal period compared to the 2018 fiscal period was driven by lower spending in Peru, Costa Rica and Brazil due to significant capital expenditures made in prior periods to launch several new campuses in these geographies, as well as reduced equipment expenditures in Peru and Mexico combined with reduced capital expenditures as a result of divestitures.

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

Redeemable Noncontrolling Interests and Equity

In connection with certain acquisitions, we have entered into put/call arrangements with certain minority shareholders, and we may be required or elect to purchase additional ownership interests in the associated entities within a specified timeframe. In certain cases, call rights may contain minimum payment provisions. If we exercise such call rights, or negotiate the purchase of additional ownership interests, the consideration required could be higher than the estimated put values.

Stock Repurchase Program

In July 2019, the Company's board of directors approved a new stock repurchase program to acquire up to $150.0 million of the Company’s Class A common stock. The Company's proposed repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company's board of directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. The Company intends to finance the repurchases with operating cash flows and excess cash and liquidity on hand.

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

The following table summarizes our cash flows from operating, investing, and financing activities for each of the six months ended June 30, 2019 and 2018:

(in millions)	2019	2018
Cash provided by (used in):
Operating activities	$32.5	$1.8
Investing activities	1,102.4	264.3
Financing activities	(1,396.1)	(393.1)
Effects of exchange rates changes on cash	8.7	3.8
Change in cash included in current assets held for sale	88.1	14.1
Net change in cash and cash equivalents and restricted cash	$(164.4)	$(109.1)

Comparison of Cash Flows for the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

Operating Activities
Cash provided by operating activities increased by $30.7 million to $32.5 million for the 2019 fiscal period from $1.8 million for the 2018 fiscal period. This increase in operating cash was primarily due to a decrease in cash paid for taxes of $24.7 million, from $83.2 million for the 2018 fiscal period, which included approximately $34.5 million of payments to the Spanish Tax Authorities, to $58.5 million for the 2019 fiscal period. Cash paid for interest decreased by $10.4 million, from $126.2 million for the 2018 fiscal period to $115.8 million for the 2019 fiscal period, due to decreased interest attributable to lower average debt balances resulting from reductions in debt principal balances. In addition, changes in operating assets and liabilities and other working capital accounted for an increase in operating cash of $3.8 million. These increases in operating cash flows were partially offset by a cash payment of $8.2 million during the 2019 fiscal period to settle cross currency and interest rate swaps in Chile, as discussed in Note 15, Derivative Instruments, in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Investing Activities

Cash provided by investing activities increased by $838.1 million to $1,102.4 million for the 2019 fiscal period from $264.3 million for the 2018 fiscal period. This increase is primarily attributable to: (1) higher cash receipts from the sales of discontinued operations of $786.7 million, from $374.7 million during the 2018 fiscal period (for the sales of our operations in Cyprus, Italy, China, Germany and Morocco) to $1,161.4 million during the 2019 fiscal period (for the sales of our St. Augustine, Thailand, South Africa, India, Spain and Portugal operations); (2) a decrease in capital expenditures of $30.7 million; and (3) a year-over-year change in cash from derivative settlements for the sale transactions of $22.9 million, related to the foreign exchange swap agreements associated with the sale of the Cyprus and Italy institutions during the 2018 fiscal period and the Spain and Portugal institutions during the 2019 fiscal period. Partially offsetting these increases in investing cash flows was a payment of $1.2 million during the 2019 fiscal period for a small acquisition in Brazil. Other items accounted for the remaining change of $1.0 million.

Financing Activities

Cash used in financing activities increased by $1,003.0 million to $1,396.1 million for the 2019 fiscal period from $393.1 million for the 2018 fiscal period. This increase in financing cash outflow was primarily attributable to higher net payments of long-term debt during the 2019 fiscal period as compared to the 2018 fiscal period of $996.6 million, as well as higher payments for debt issuance costs and redemption and call premiums during the 2019 fiscal period than in the 2018 fiscal period of $5.6 million, which was mostly related to a debt repayment in Chile. Payments of deferred price for acquisitions were also higher during the 2019 fiscal period versus the 2018 fiscal period by $6.2 million, due primarily to the full repayment of the St. Augustine seller note. In addition, payments to purchase noncontrolling interest were higher by $5.7 million, primarily attributable to the payment made during the 2019 fiscal period to acquire the remaining 10% noncontrolling interest of one of our operations in India, immediately prior to the sale of those operations. These increases in financing cash outflow were partially offset by a $11.1 million reduction in dividend payments for the Series A Preferred Stock (no further dividend payments were required following the April 23, 2018 conversion of the Series A Preferred Stock into Class A common stock).

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2018 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2018 Form 10-K. During the six months ended June 30, 2019, there were no significant changes to our critical accounting policies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (‘‘CEO’’) and Chief Financial Officer (‘‘CFO’’), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’)), as of the end of the period covered by this Quarterly Report on Form 10-Q. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Part I, ‘‘Item 3. Legal Proceedings’’ in our 2018 Form 10-K and Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 for information regarding material pending legal proceedings. Except as set forth therein and below, there have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

On April 11, 2019, the Seventh Judicial Circuit in and for St. Johns County, Florida formally entered judgment in the Hemingway et al. v. University of St. Augustine for Health Sciences, Inc. matter, a case filed against our former institution, University of St. Augustine for Health Sciences, LLC (“USAHS”), relating to matters arising before we acquired that institution in November 2013. On May 31, 2019, the parties settled the lawsuit, without cost to us. On June 9, 2019, the court dismissed a second suit against USAHS, Johnson v. University of St. Augustine for Health Sciences, LLC. This suit involved several groups of current and former students who filed separate lawsuits related to misrepresentation in advertising the Master of Orthopedic Physician's Assistant Program.

On June 10, 2019, the Supreme People’s Court of the People’s Republic of China affirmed the judgment of the Higher Court of Hunan Province in favor of current and former Laureate affiliates and dismissed an appeal filed by an heir of Chen Zhengxian, a minority shareholder in our former network institution in China, Hunan International Economics University (“HIEU”). Mr. Zhengxian had commenced civil proceedings against LEI Lie Ying Limited and Steven Lin (a former Laureate employee) seeking return of a capital contribution of RMB 172 million and for loss of interest of RMB 28 million or the distribution of dividends in an equivalent amount. Mr. Zhengxian’s heir, Mr. Zheng Ziban, has six months to apply to the Supreme People’s Court for a retrial of the case.

On June 10, 2019, the Supreme People’s Court of the People’s Republic of China affirmed the judgment of the Higher Court of Hunan Province in favor of current and former Laureate affiliates and dismissed an appeal filed by Guangdong Nanbo Education Investment Co Ltd, a minority shareholder in the HIEU group. Guangdong Nanbo Education Investment Co Ltd had commenced civil proceedings against LEI Lie Ying Limited (as majority shareholder) and Laureate Shanghai alleging the invalidity of service agreements entered into between HIEU and Laureate Shanghai and the infringement by LEI Lie Ying Limited of HIEU’s interests, seeking the repayment of RMB 265 million fees paid under those agreements. Guangdong Nanbo Education Investment Co Ltd has six months to apply to the Supreme People’s Court for a retrial of the case.

Item 1A. Risk Factors

There have been no material changes in the Risk Factors included in Item 1A of our 2018 Form 10-K.

Item 6. Exhibits
(a) Exhibits filed with this report or, where indicated, previously filed and incorporated by reference:

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.1#	Amended and Restated Sale and Purchase Agreement, dated as of November 22, 2017 and amended and restated on January 11, 2018, by and among LEI European Investments B.V., Laureate International B.V. and Galileo Global Education Luxco S.À R.L.	10-K	001-38002	2.7	03/20/2018
2.2#	Sale and Purchase Agreement, dated April 12, 2018, among LEI European Investments B.V., Laureate International B.V. and Global University Systems Germany B.V.	8-K	001-38002	2.1	04/18/2018
2.3#	Asset Purchase Agreement, dated January 15, 2018, among Kendall College, LLC, The Dining Room at Kendall NFP, National Louis University and Laureate Education, Inc.	8-K	001-38002	2.1	08/07/2018
2.4#	Membership Interest Purchase Agreement, dated April 24, 2018, by and among Laureate Education, Inc., Exeter Street Holdings, LLC, University of St. Augustine for Health Sciences, LLC and University of St. Augustine Acquisition Corp.	10-Q	001-38002	2.4	08/09/2018
2.5#	Sale and Purchase Agreement, dated December 12, 2018, by and among Iniciativas Culturales de España S.L., Laureate I B.V. and Samarinda Investments, S.L.	10-K	001-38002	2.5	02/28/2019
3.1	Amended and Restated Certificate of Incorporation	S‑1/A	333‑207243	3.1	01/31/2017
3.2	Amended and Restated Bylaws	S‑1/A	333‑207243	3.2	01/31/2017
3.3	Certificate of Retirement of Convertible Redeemable Preferred Stock, Series A	8-K	001-38002	3.1	07/20/2018
4.1	Indenture, dated as of April 21, 2017, between Laureate Education, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, governing the 9.250% Replacement Senior Notes due 2019	8-K	001-38002	4.1	04/27/2017
4.2	Form of Global Note governing the 9.250% Replacement Senior Notes due 2019 (included as Exhibit A to Exhibit 4.1)	8-K	001-38002	4.1	04/27/2017
4.3	Indenture, dated as of April 26, 2017, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.250% Senior Notes due 2025	8-K	001-38002	4.3	04/27/2017
4.4	Form of 8.250% Senior Note due 2025 (included as Exhibit A to Exhibit 4.3)	8-K	001-38002	4.3	04/27/2017
10.1†	2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	S‑1/A	333‑207243	10.31	11/20/2015
10.2†	2007 Stock Incentive Plan Form of Stock Option Agreement, as amended on August 31, 2010	S‑1/A	333‑207243	10.32	11/20/2015
10.3†	2013 Long-Term Incentive Plan Form of Stock Option Agreement effective as of September 11, 2013	S‑1/A	333‑207243	10.34	11/20/2015
10.4†	Laureate Education, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2009	S‑1/A	333‑207243	10.35	11/20/2015
10.5†	Form of Management Stockholder’s Agreement for equityholders	S‑1/A	333‑207243	10.36	11/20/2015
10.6†	Employment Offer Letter, dated July 21, 2008, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S‑1/A	333‑207243	10.40	11/20/2015
10.7†	Amendment to Employment Offer Letter, dated December 9, 2010, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S‑1/A	333‑207243	10.41	11/20/2015
10.8†	Time‑Based Restricted Stock Agreement, effective August 5, 2008, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S‑1/A	333‑207243	10.42	11/20/2015
10.9†	Form of Time‑Based Restricted Stock Units Agreement, for grants from and after September 11, 2013	S‑1/A	333‑207243	10.43	11/20/2015

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.10	Master Service and Confidentiality Agreement, dated April 28, 2014, by and between Laureate Education, Inc. and Accenture LLP	S‑1/A	333‑207243	10.45	11/20/2015
10.11‡	System Wide Master Agreement, dated April 10, 2015, between Blackboard Inc. and Laureate Education, Inc.	S‑1/A	333‑207243	10.46	11/20/2015
10.12†	Form of Stockholders’ Agreement for Entity‑Appointed Directors	S‑1/A	333‑207243	10.47	11/20/2015
10.13†	Form of Stockholders’ Agreement for Individual Directors	S‑1/A	333‑207243	10.48	11/20/2015
10.14†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement	S‑1/A	333‑207243	10.49	11/20/2015
10.15†	2013 Long-Term Incentive Plan Form of Performance Share Units Agreement	S‑1/A	333‑207243	10.50	11/20/2015
10.16	Form of Laureate Education, Inc. Note Exchange Agreement dated as of April 15, 2016	S‑1/A	333‑207243	10.53	05/20/2016
10.17†	Executive Retention Agreement, dated February 25, 2016, by and between Ricardo Berckemeyer and Laureate Education, Inc., effective as of September 1, 2015	S‑1/A	333‑207243	10.54	05/20/2016
10.18†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for 2016 for Named Executive Officers	S‑1/A	333‑207243	10.55	05/20/2016
10.19†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for 2016	S‑1/A	333‑207243	10.56	05/20/2016
10.20†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016 for Named Executive Officers	S‑1/A	333‑207243	10.57	05/20/2016
10.21†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016	S‑1/A	333‑207243	10.58	05/20/2016
10.22†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for 2016 for Named Executive Officers	S‑1/A	333‑207243	10.59	05/20/2016
10.23†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for 2016	S‑1/A	333‑207243	10.60	05/20/2016
10.24	Subscription Agreement, dated as of December 4, 2016, by and among Laureate Education, Inc., Macquarie Sierra Investment Holdings Inc., and each of the other Persons listed on Schedule A and Schedule B thereto.	S‑1/A	333‑207243	10.63	12/15/2016
10.25	Registration Rights Agreement by and among Laureate Education, Inc., each of the Investors set forth on Schedule A thereto, Douglas L. Becker and Wengen Alberta, Limited Partnership	10-K	001-38002	10.29	03/20/2018
10.26	Investors’ Stockholders Agreement by and among Laureate Education, Inc., Wengen Alberta, Limited Partnership and the Investors set forth on Schedule A thereto	10-K	001-38002	10.30	03/20/2018
10.27	Exchange and Registration Rights Agreement, dated as of December 30, 2016, among Laureate Education, Inc., the guarantors listed on the signature pages thereto and the initial holders listed on the signature pages thereto	S‑1/A	333‑207243	10.69	01/10/2017
10.28†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for October 2016	S‑1/A	333‑207243	10.70	01/10/2017
10.29†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for Named Executive Officers for October 2016	S‑1/A	333‑207243	10.71	01/10/2017
10.30†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for October 2016	S‑1/A	333‑207243	10.72	01/10/2017
10.31†	Form of Cash Long‑Term Incentive Plan Agreement	S‑1/A	333‑207243	10.73	01/10/2017
10.32	Amended and Restated Securityholders Agreement by and among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto	8‑K	001‑38002	10.1	02/06/2017

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.33	Amended and Restated Registration Rights Agreement by and among Wengen Alberta, Limited Partnership, Wengen Investments Limited, Laureate Education, Inc. and the other parties thereto	8‑K	001‑38002	10.2	02/06/2017
10.34†	Amendment to the 2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	10-K	001-38002	10.76	03/29/2017
10.35	Form of Confirmation Letter, dated April 21, 2017, between Laureate Education, Inc. and the other party thereto	8-K	001-38002	10.1	04/27/2017
10.36	Seventh Amendment to Amended and Restated Credit Agreement, Amendment to Security Documents, and Release of Foreign Obligations and Certain Credit Parties, dated April 26, 2017, among Laureate Education, Inc., Iniciativas Culturales de España S.L., as the foreign subsidiary borrower, certain domestic subsidiaries of Laureate Education, Inc., Citibank, N.A., as administrative agent and collateral agent, certain financial institutions, and others party thereto	10-Q	001-38002	10.81	05/11/2017
10.37	Second Amended and Restated Credit Agreement, dated as of April 26, 2017, among Laureate Education, Inc., the lending institutions party thereto from time to time, and Citibank, N.A., as administrative agent and collateral agent	10-Q	001-38002	10.82	05/11/2017
10.38	Amended and Restated Guarantee, dated as of April 26, 2017, by Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as guarantors, in favor of Citibank, N.A., as collateral agent	10-Q	001-38002	10.83	05/11/2017
10.39	Amended and Restated Pledge Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as pledgors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.84	05/11/2017
10.40	Amended and Restated Security Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as grantors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.85	05/11/2017
10.41	Second Amended and Restated Collateral Agreement, dated as of April 26, 2017, between Walden University, LLC, certain other domestic subsidiaries of Laureate Education, Inc. from time to time, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.86	05/11/2017
10.42†	Laureate Education, Inc. Amended and Restated 2013 Long-Term Incentive Plan	8-K	001-38002	10.1	06/20/2017
10.43†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Annual Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.51	08/08/2017
10.44†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017	10-Q	001-38002	10.52	08/08/2017
10.45†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017	10-Q	001-38002	10.53	08/08/2017
10.46†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017	10-Q	001-38002	10.54	08/08/2017
10.47†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.55	08/08/2017
10.48†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.56	08/08/2017
10.49†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.57	08/08/2017

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.50†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017 for Certain Executives	10-Q	001-38002	10.58	08/08/2017
10.51†	Form of 2017-2018 Laureate Executive Cash Long-Term Bonus Plan for Certain Executives	10-Q	001-38002	10.59	08/08/2017
10.52†	Employment Offer Letter, dated August 15, 2017, between Laureate Education, Inc. and Victoria Silbey	10-Q	001-38002	10.61	11/08/2017
10.53†	Form of Stock Option Agreement with exercise price of $18.36 for certain executives	10-Q	001-38002	10.64	11/08/2017
10.54†	Form of Stock Option Agreement with exercise price of $21.00 for certain executives	10-Q	001-38002	10.65	11/08/2017
10.55	First Amendment to Second Amended and Restated Credit Agreement, dated as of February 1, 2018 among Laureate Education, Inc., Citibank, N.A., as administrative agent and collateral agent, the other parties and financial institutions party thereto	8-K	001-38002	10.1	02/01/2018
10.56†	Employment Offer Letter, dated November 6, 2017, between Laureate Education, Inc. and Jean-Jacques Charhon	10-K	001-38002	10.67	03/20/2018
10.57†	Transitional Employment Agreement, effective as of November 9, 2017, between Paula Singer and Laureate Education, Inc.	10-K	001-38002	10.68	03/20/2018
10.58	Stock Option Agreement, dated as of January 2, 2018, between Jean-Jacques Charhon and Laureate Education, Inc.	10-Q	001-38002	10.71	05/09/2018
10.59†	Employment Offer Letter, dated May 3, 2018, between Timothy Grace and Laureate Education, Inc.	10-Q	001-38002	10.72	08/09/2018
10.60†	Amended and Restated International Letter of Assignment, dated July 12, 2017, between Neel Broker and Laureate Education, Inc.	10-K	001-38002	10.73	02/28/2019
10.61†	Addendum, dated December 18, 2018, to the Amended and Restated International Letter of Assignment between Neel Broker and Laureate Education, Inc.	10-K	001-38002	10.74	02/28/2019
10.62*†	Form of 2019 Annual Incentive Plan
10.63*†	Laureate Education, Inc. Severance Policy for Executives
10.64*†	Form of Director Indemnity Agreement
10.65*†	Separation Agreement, dated July 14, 2019, between Ricardo Berckemeyer and Laureate Education, Inc., effective as of July 15, 2019
10.66*†	Separation Agreement and General Release, dated July 25, 2019, between Jose Roberto Loureiro and Laureate Education, Inc., effective as of July 29, 2019
21.1*	List of Subsidiaries of the Registrant
31.1*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32*	Certifications pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
Ex. 101.SCH*	XBRL Taxonomy Extension Schema Document
Ex. 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
Ex. 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
#	Laureate Education, Inc. hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.
†	Indicates a management contract or compensatory plan or arrangement.
‡	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2019.

/s/ JEAN-JACQUES CHARHON
Jean-Jacques Charhon
Executive Vice President and Chief Financial Officer

/s/ TAL DARMON
Tal Darmon
Senior Vice President, Chief Accounting Officer
and Global Controller