Form 10-Q
period 2019-09-30
LAUREATE EDUCATION, INC.
filed 2019-11-06
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2019
Class A common stock, par value $0.004 per share	127,753,927 shares
Class B common stock, par value $0.004 per share	90,864,186 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended September 30,	2019	2018
	(Unaudited)	(Unaudited)
Revenues	$773,699	$778,255
Costs and expenses:
Direct costs	655,627	665,549
General and administrative expenses	72,342	73,680
Loss on impairment of assets	—	10,030
Operating income	45,730	28,996
Interest income	3,154	3,502
Interest expense	(40,319)	(58,319)
Loss on debt extinguishment	(200)	—
Gain (loss) on derivatives	284	(144)
Other income, net	1,038	8,312
Foreign currency exchange loss, net	(14,777)	(26,443)
Loss on disposal of subsidiaries	(1,474)	—
Loss from continuing operations before income taxes	(6,564)	(44,096)
Income tax (expense) benefit	(21,962)	3,743
Loss from continuing operations	(28,526)	(40,353)
Loss from discontinued operations, including tax (expense) benefit of ($2,062) and $2,939, respectively	(27,137)	(37,905)
Loss on sales of discontinued operations, including tax expense of $3,591 and $2,694, respectively	(41,131)	(18,426)
Net loss	(96,794)	(96,684)
Net loss attributable to noncontrolling interests	1,568	1,895
Net loss attributable to Laureate Education, Inc.	$(95,226)	$(94,789)

Accretion of redeemable noncontrolling interests and equity	(193)	324
Net loss available to common stockholders	$(95,419)	$(94,465)

Basic and diluted loss per share:
Loss from continuing operations	$(0.13)	$(0.18)
Loss from discontinued operations	(0.30)	(0.24)
Basic and diluted loss per share	$(0.43)	$(0.42)

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the nine months ended September 30,	2019	2018
	(Unaudited)	(Unaudited)
Revenues	$2,367,174	$2,397,762
Costs and expenses:
Direct costs	2,002,180	2,044,159
General and administrative expenses	193,658	194,184
Loss on impairment of assets	470	10,030
Operating income	170,866	149,389
Interest income	9,552	9,358
Interest expense	(136,438)	(181,746)
Loss on debt extinguishment	(26,417)	(7,481)
Gain on derivatives	8,099	92,112
Other income, net	9,138	10,815
Foreign currency exchange loss, net	(10,643)	(43,959)
Loss on disposal of subsidiaries	(1,474)	—
Income from continuing operations before income taxes and equity in net income of affiliates	22,683	28,488
Income tax expense	(60,677)	(65,129)
Equity in net income of affiliates, net of tax	219	—
Loss from continuing operations	(37,775)	(36,641)
Income from discontinued operations, net of tax expense of $15,926 and $40,406, respectively	66,472	23,551
Gain on sales of discontinued operations, including tax benefit of $31,153 and $18,097, respectively	848,390	311,904
Net income	877,087	298,814
Net loss (income) attributable to noncontrolling interests	522	(315)
Net income attributable to Laureate Education, Inc.	$877,609	$298,499

Accretion of other redeemable noncontrolling interests and equity and Series A convertible redeemable preferred stock	264	(61,403)
Gain upon conversion of Series A convertible redeemable preferred stock	—	74,110
Net income available to common stockholders	$877,873	$311,206

Basic earnings (loss) per share:
Loss from continuing operations	$(0.17)	$(0.11)
Income from discontinued operations	4.08	1.60
Basic earnings per share	$3.91	$1.49
Diluted earnings (loss) per share:
Loss from continuing operations	$(0.17)	$(0.17)
Income from discontinued operations	4.08	1.60
Diluted earnings per share	$3.91	$1.43

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended September 30,	2019	2018
	(Unaudited)	(Unaudited)
Net loss	$(96,794)	$(96,684)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	(82,580)	(52,750)
Unrealized loss on derivative instruments, net of tax of $0	—	(560)
Minimum pension liability adjustment, net of tax of $0	4,531	—
Total other comprehensive loss	(78,049)	(53,310)
Comprehensive loss	(174,843)	(149,994)
Net comprehensive loss attributable to noncontrolling interests	2,078	1,683
Comprehensive loss attributable to Laureate Education, Inc.	$(172,765)	$(148,311)

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the nine months ended September 30,	2019	2018
	(Unaudited)	(Unaudited)
Net income	$877,087	$298,814
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	(22,841)	(166,052)
Unrealized (loss) gain on derivative instruments, net of tax of $0 for both periods	(7,950)	11,776
Minimum pension liability adjustment, net of tax of $0 for both periods	4,531	376
Total other comprehensive loss	(26,260)	(153,900)
Comprehensive income	850,827	144,914
Net comprehensive loss (income) attributable to noncontrolling interests	1,089	(719)
Comprehensive income attributable to Laureate Education, Inc.	$851,916	$144,195

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	September 30, 2019	December 31, 2018
Assets	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents (includes VIE amounts of $163,413 and $158,387, see Note 2)	$323,930	$387,780
Restricted cash	183,819	195,792
Receivables:
Accounts and notes receivable	533,000	373,855
Other receivables	11,066	11,357
Allowance for doubtful accounts	(172,677)	(159,931)
Receivables, net	371,389	225,281
Income tax receivable	49,439	18,515
Prepaid expenses and other current assets	64,016	52,079
Current assets held for sale	131,606	337,686
Total current assets (includes VIE amounts of $414,476 and $483,613, see Note 2)	1,124,199	1,217,133
Notes receivable, net	12,823	2,397
Property and equipment:
Land	228,457	234,826
Buildings	654,126	645,177
Furniture, equipment and software	972,864	952,117
Leasehold improvements	316,468	356,660
Construction in-progress	49,101	60,919
Accumulated depreciation and amortization	(1,029,619)	(974,358)
Property and equipment, net	1,191,397	1,275,341
Operating lease right-of-use assets, net	871,746	—
Land use rights, net	1,578	1,552
Goodwill	1,677,392	1,707,089
Other intangible assets:
Tradenames	1,116,189	1,126,244
Other intangible assets, net	1,697	25,429
Deferred costs, net	69,841	66,835
Deferred income taxes	134,074	136,487
Derivative instruments	—	3,259
Other assets	175,204	172,673
Long-term assets held for sale	448,573	1,035,197
Total assets (includes VIE amounts of $1,053,534 and $1,196,813, see Note 2)	$6,824,713	$6,769,636

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	September 30, 2019	December 31, 2018
Liabilities and stockholders' equity	(Unaudited)	(Unaudited)
Current liabilities:
Accounts payable	$69,887	$65,357
Accrued expenses	260,102	222,162
Accrued compensation and benefits	166,430	194,678
Deferred revenue and student deposits	464,340	193,226
Current portion of operating leases	91,919	—
Current portion of long-term debt and finance leases	119,932	100,818
Current portion of due to shareholders of acquired companies	11,502	23,820
Income taxes payable	29,038	17,864
Derivative instruments	11	4,021
Other current liabilities	26,413	46,621
Current liabilities held for sale	136,634	321,520
Total current liabilities (includes VIE amounts of $221,910 and $207,977, see Note 2)	1,376,208	1,190,087
Long-term operating leases, less current portion	800,828	—
Long-term debt and finance leases, less current portion	1,158,350	2,593,094
Due to shareholders of acquired companies, less current portion	9,956	21,571
Deferred compensation	11,697	12,778
Income taxes payable	82,182	90,087
Deferred income taxes	224,907	217,558
Derivative instruments	—	6,656
Other long-term liabilities	159,260	213,600
Long-term liabilities held for sale	158,501	358,863
Total liabilities (includes VIE amounts of $344,301 and $274,744, see Note 2)	3,981,889	4,704,294
Redeemable noncontrolling interests and equity	11,944	14,396
Stockholders' equity:
Preferred stock, par value $0.001 per share – 49,889 shares authorized as of September 30, 2019 and December 31, 2018, respectively, no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Class A common stock, par value $0.004 per share – 700,000 shares authorized, 133,904 shares issued and 127,754 shares outstanding as of September 30, 2019 and 107,450 shares issued and outstanding as of December 31, 2018	535	430
Class B common stock, par value $0.004 per share – 175,000 shares authorized, 90,864 shares issued and outstanding as of September 30, 2019 and 116,865 shares issued and outstanding as of December 31, 2018	363	467
Additional paid-in capital	3,710,145	3,703,796
Retained earnings (accumulated deficit)	375,634	(530,919)
Accumulated other comprehensive loss	(1,138,388)	(1,112,695)
Treasury stock at cost	(104,849)	—
Total Laureate Education, Inc. stockholders' equity	2,843,440	2,061,079
Noncontrolling interests	(12,560)	(10,133)
Total stockholders' equity	2,830,880	2,050,946
Total liabilities and stockholders' equity	$6,824,713	$6,769,636
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the nine months ended September 30,	2019	2018
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net income	$877,087	$298,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,284	189,961
Amortization of operating lease right-of-use assets	95,566	—
Loss on impairment of assets	25,470	10,030
Gain on sales of subsidiaries and disposal of property and equipment, net	(814,202)	(292,999)
Gain on derivative instruments	(8,260)	(92,749)
(Payments for) proceeds from settlement of derivative contracts	(8,233)	14,117
Loss on debt extinguishment	26,901	7,481
Non-cash interest expense	3,386	14,651
Non-cash share-based compensation expense	9,581	10,492
Bad debt expense	80,957	83,029
Deferred income taxes	(3,107)	(389)
Unrealized foreign currency exchange loss	8,434	53,731
Non-cash loss (gain) from non-income tax contingencies	5,196	(843)
Other, net	(6,849)	(11,607)
Changes in operating assets and liabilities:
Receivables	(273,830)	(288,747)
Prepaid expenses and other assets	(56,726)	(50,919)
Accounts payable and accrued expenses	(14,102)	(6,263)
Income tax receivable/payable, net	(39,734)	(10,084)
Deferred revenue and other liabilities	258,449	428,664
Net cash provided by operating activities	312,268	356,370
Cash flows from investing activities
Purchase of property and equipment	(102,147)	(150,458)
Expenditures for deferred costs	(12,086)	(13,182)
Receipts from sales of discontinued operations, net of cash sold, property and equipment and other	1,141,695	375,792
Settlement of derivatives related to sale of discontinued operations and net investment hedge	12,866	(9,960)
Proceeds from corporate-owned life insurance and property insurance recoveries	—	24,641
Business acquisitions, net of cash acquired	(1,205)	—
Payments from (to) related parties	84	(8)
Proceeds from sale of investment	11,473	—
Net cash provided by investing activities	1,050,680	226,825
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	724,074	383,594
Payments on long-term debt	(2,189,779)	(838,542)
Payments of deferred purchase price for acquisitions	(19,787)	(17,588)
Payments to purchase noncontrolling interests	(5,761)	(127)
Payment of dividends on Series A Preferred Stock	—	(11,103)
Proceeds from exercise of stock options	1,714	—
Payments to repurchase common stock	(87,921)	—
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(1,509)	(1,744)
Payments of debt issuance costs	(6,557)	(490)
Distributions to noncontrolling interest holders	(2,032)	(912)
Net cash used in financing activities	(1,587,558)	(486,912)
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	(8,808)	(4,534)
Change in cash included in current assets held for sale	157,595	(41,233)
Net change in Cash and cash equivalents and Restricted cash	(75,823)	50,516
Cash and cash equivalents and Restricted cash at beginning of period	583,572	525,745
Cash and cash equivalents and Restricted cash at end of period	$507,749	$576,261

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

Discontinued Operations

On August 9, 2018, the Company announced the divestiture of additional subsidiaries located in Europe, Asia and Central America, which are included in the Rest of World (formerly called EMEAA), Andean (formerly called Andean & Iberian), and Central America & U.S. Campuses segments. Previously, the Company had announced the divestiture of certain subsidiaries in the Rest of World and Central America & U.S. Campuses segments. After completing all of these announced divestitures, the Company’s remaining principal markets will be Brazil, Chile, Mexico and Peru, along with the Online & Partnerships segment and the institutions in Australia and New Zealand. This represents a strategic shift that has a major effect on the Company's operations and financial results. Accordingly, all of the divestitures that are part of this strategic shift, including the divestitures announced on August 9, 2018 and those announced previously, as well as the Company's operations in the Kingdom of Saudi Arabia that were managed under a contract that expired on August 31, 2019 and was not renewed, are now accounted for as discontinued operations for all periods presented in accordance with Accounting Standards Codification (ASC) 205-20, ‘‘Discontinued Operations’’ (ASC 205). See Note 4, Discontinued Operations and Assets Held for Sale, for more information. Unless indicated otherwise, the information in the footnotes to the Consolidated Financial Statements relates to continuing operations.

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

The VIEs in Brazil and Mexico comprise several not-for-profit foundations that have insignificant revenues and operating expenses. Selected Consolidated Statements of Operations information for VIEs that are included in continuing operations was as follows, net of the charges related to the above-described contractual arrangements:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Selected Statements of Operations information:
Revenues, by segment:
Brazil	$—	$—	$—	$—
Mexico	—	4	—	89
Andean	120,746	119,884	325,668	325,423
Revenues	120,746	119,888	325,668	325,512

Depreciation and amortization	6,521	6,163	19,507	19,398

Operating income (loss), by segment:
Brazil	81	(16)	46	(56)
Mexico	(96)	(121)	(292)	(349)
Andean	23,576	12,954	40,875	7,714
Operating income	23,561	12,817	40,629	7,309

Net income	25,510	18,812	43,094	22,860
Net income attributable to Laureate Education, Inc.	25,510	18,812	43,094	22,860

The following table reconciles the Net income attributable to Laureate Education, Inc. as presented in the table above, to the amounts in our Consolidated Statements of Operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to Laureate Education, Inc.:
Variable interest entities	$25,510	$18,812	$43,094	$22,860
Other operations	33,432	21,564	687,966	241,920
Corporate and eliminations	(154,168)	(135,165)	146,549	33,719
Net (loss) income attributable to Laureate Education, Inc.	$(95,226)	$(94,789)	$877,609	$298,499

The following table presents selected assets and liabilities of the consolidated VIEs. Except for Goodwill, the assets in the table below include the assets that can be used only to settle the obligations for the VIEs. The liabilities in the table are liabilities for which the creditors of the VIEs do not have recourse to the general credit of Laureate.

Selected Consolidated Balance Sheet amounts for these VIEs were as follows:

	September 30, 2019		December 31, 2018
	VIE	Consolidated	VIE	Consolidated
Balance Sheets data:
Cash and cash equivalents	$163,413	$323,930	$158,387	$387,780
Current assets held for sale	17,586	131,606	183,880	337,686
Other current assets	233,477	668,663	141,346	491,667
Total current assets	414,476	1,124,199	483,613	1,217,133

Goodwill	162,833	1,677,392	168,473	1,707,089
Tradenames	63,731	1,116,189	66,929	1,126,244
Other intangible assets, net	—	1,697	—	25,429
Operating lease right-of-use assets, net	69,934	871,746	—	—
Long-term assets held for sale	69,603	448,573	165,087	1,035,197
Other long-term assets	272,957	1,584,917	312,711	1,658,544
Total assets	1,053,534	6,824,713	1,196,813	6,769,636

Current liabilities held for sale	12,337	136,634	101,320	321,520
Other current liabilities	209,573	1,239,574	106,657	868,567
Long-term operating leases, less current portion	59,948	800,828	—	—
Long-term liabilities held for sale	30,833	158,501	42,265	358,863
Long-term debt and other long-term liabilities	31,610	1,646,352	24,502	3,155,344
Total liabilities	344,301	3,981,889	274,744	4,704,294

Total stockholders' equity	709,233	2,830,880	922,069	2,050,946
Total stockholders' equity attributable to Laureate Education, Inc.	709,233	2,843,440	921,747	2,061,079

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

The New Law established a Superintendency of Higher Education, with authority to regulate institutions of higher education and promulgate regulations and procedures implementing the New Law. As of May 29, 2019, the New Law’s provisions regarding related party transactions came into force; however, the Superintendent has not issued any further interpretive guidance or regulations. Immediately prior to these provisions coming into force, each of the Chilean non-profit universities and the relevant Laureate services provider reached an agreement to terminate the prior network services agreement in favor of an open bidding process, wherein unrelated third parties and Laureate-related providers were invited to compete in the provision of the range of services that are essential to the fulfillment of each of their academic missions. The Chilean non-profit universities have completed substantially all of the bidding and contractual processes subsequent to the May 2019 contract terminations. The Company participated in these open bid processes, conducted by a third party, and was judged to have submitted the superior bid in many of them. Awarded contracts that do not need any approval by the Superintendent should enter into force during the fourth quarter, and contracts that need approval of the Superintendent may also enter into force during the fourth quarter. Within the ordinary regulatory course of supervision, the Company and the Chilean non-profit universities will continue to interact with the Superintendent to maintain compliance with the New Law. We do not believe that the New Law will change our relationship with our two tech/voc institutions in Chile that are for-profit entities. Additionally, we will continue to evaluate our accounting treatment of the Chilean non-profit universities to determine whether we can continue to consolidate them. Our continuing evaluation of the impact of the New Law may result in changes to our expectations due to changes in our interpretations of the law, assumptions used, and additional guidance that may be issued.

Recently Issued Accounting Standards Not Yet Adopted

Accounting Standards Update (ASU) No. 2016-13 (ASU 2016-13), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, which sets forth a “current expected credit loss” (CECL) model and requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. ASU 2016-13 applies to financial instruments that are not measured at fair value, including receivables that result from revenue transactions. This ASU is effective for Laureate beginning on January 1, 2020. While we are currently evaluating the effect that ASU 2016-13 will have on our Consolidated Financial Statements, we do not expect this guidance to have a material impact.

Recently Adopted Accounting Standards

ASU No. 2016-02 (ASU 2016-02), Leases (Topic 842)

On February 25, 2016, the FASB issued ASU 2016-02, which requires lessees to recognize on their balance sheet a right-of-use (ROU) asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of the lease payments. The asset is based on the liability, subject to adjustment, such as for initial direct costs and uneven rent payments. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases result in straight-line expense (similar to operating leases prior to adoption of ASU 2016-02) while finance leases will result in a front-loaded expense pattern (similar to capital leases prior to adoption of ASU 2016-02).

Laureate adopted ASU 2016-02 as of January 1, 2019 under a modified retrospective method. The standard provided companies with an additional, optional transition method that allowed entities to prospectively apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We elected this optional transition method. In accordance with ASC Topic 842 we also elected the package of practical expedients, which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment. We elected the practical expedient to combine our lease and related nonlease components for our building leases.

Adopting ASU 2016-02 had a material impact on our Consolidated Balance Sheet as we recorded significant asset and liability balances in connection with our leased properties. The most significant impacts to our Consolidated Financial Statements of adopting this standard are as follows:

•	The recognition of ROU assets and lease liabilities for operating leases, which totaled $871,746 and $892,747, respectively, as of September 30, 2019;

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

The following table shows the components of Revenues by reportable segment and as a percentage of total net revenue for the three months ended September 30, 2019 and 2018:

	Brazil	Mexico	Andean	Rest of World	Online & Partnerships	Corporate(1)	Total
2019
Tuition and educational services	$200,876	$156,123	$322,918	$56,277	$173,351	$—	$909,545	118%
Other	2,384	27,539	23,767	1,720	12,384	(1,502)	66,292	9%
Gross revenue	203,260	183,662	346,685	57,997	185,735	(1,502)	975,837	126%
Less: Discounts / waivers / scholarships	(89,205)	(37,872)	(39,415)	(5,412)	(30,234)	—	(202,138)	(26)%
Total	$114,055	$145,790	$307,270	$52,585	$155,501	$(1,502)	$773,699	100%
2018
Tuition and educational services	$196,670	$158,602	$312,274	$49,829	$180,063	$—	$897,438	115%
Other	2,272	23,676	22,594	2,204	13,767	(3,694)	60,819	8%
Gross revenue	198,942	182,278	334,868	52,033	193,830	(3,694)	958,257	123%
Less: Discounts / waivers / scholarships	(77,853)	(33,953)	(35,255)	(4,332)	(28,609)	—	(180,002)	(23)%
Total	$121,089	$148,325	$299,613	$47,701	$165,221	$(3,694)	$778,255	100%
(1) Includes the elimination of intersegment revenues.

The following table shows the components of Revenues by reportable segment and as a percentage of total net revenue for the nine months ended September 30, 2019 and 2018:

	Brazil	Mexico	Andean	Rest of World	Online & Partnerships	Corporate(1)	Total
2019
Tuition and educational services	$735,889	$499,013	$909,292	$145,143	$531,990	$—	$2,821,327	119%
Other	6,751	75,201	62,377	5,662	37,713	(2,066)	185,638	8%
Gross revenue	742,640	574,214	971,669	150,805	569,703	(2,066)	3,006,965	127%
Less: Discounts / waivers / scholarships	(321,511)	(109,505)	(102,462)	(13,601)	(92,712)	—	(639,791)	(27)%
Total	$421,129	$464,709	$869,207	$137,204	$476,991	$(2,066)	$2,367,174	100%
2018
Tuition and educational services	$741,945	$499,876	$889,290	$137,138	$541,681	$—	$2,809,930	117%
Other	7,974	68,905	59,523	6,652	40,500	(9,418)	174,136	7%
Gross revenue	749,919	568,781	948,813	143,790	582,181	(9,418)	2,984,066	124%
Less: Discounts / waivers / scholarships	(280,439)	(104,913)	(104,600)	(12,378)	(83,974)	—	(586,304)	(24)%
Total	$469,480	$463,868	$844,213	$131,412	$498,207	$(9,418)	$2,397,762	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $533,000 and $373,855 as of September 30, 2019 and December 31, 2018, respectively. The increase in the contract assets balance at September 30, 2019 compared to December 31, 2018 is primarily driven by our enrollment cycles. The first and third calendar quarters generally coincide with the primary and secondary intakes for our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $464,340 and $193,226 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively. The increase in the contract liability balance during the period ended September 30, 2019 is the result of semester billings and cash payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the nine months ended September 30, 2019 that was included in the contract liability balance at the beginning of the year was approximately $175,611.

Note 4. Discontinued Operations and Assets Held for Sale

As discussed in Note 1, Description of Business, on August 9, 2018, the Company announced that it planned to focus on its principal markets and would divest certain of its other markets. The principal markets that will remain (the Continuing Operations) include Brazil, Chile, Mexico, and Peru, along with the Online & Partnerships segment and the institutions in Australia and New Zealand. At the time of the announcement on August 9, 2018, the markets being divested by sale (the Discontinued Operations) included the institutions in Portugal and Spain, which were part of the Andean segment, all remaining institutions in the Central America & U.S. Campuses segment, and all remaining institutions in the Rest of World segment, except for Australia, New Zealand and the managed institutions in the Kingdom of Saudi Arabia and China. The institutions in the Kingdom of Saudi Arabia were managed under a contract that expired at the end of August 2019 and was not renewed. Accordingly, these institutions were disposed of other than by sale on August 31, 2019 and, beginning in the third quarter of 2019, have been included in Discontinued Operations for all periods presented. As of September 30, 2019, one VIE institution in Honduras is included in the Discontinued Operations.

The divestitures are expected to create a more focused and simplified business model and generate proceeds that have been and will be used for further repayment of long-term debt. The timing and ability to complete any of these transactions is uncertain and will be subject to market and other conditions, which may include regulatory approvals and consents of third parties.

Summarized operating results and cash flows of the Discontinued Operations are presented in the following tables:

For the three months ended September 30,	2019	2018
Revenues	$65,316	$160,278
Depreciation and amortization	339	6,991
Share-based compensation expense	119	173
Loss on impairment of assets	25,000	—
Other direct costs	64,681	188,284
Operating loss	(24,823)	(35,170)
Other non-operating expense	(252)	(5,674)
Pretax loss of discontinued operations	(25,075)	(40,844)
Income tax (expense) benefit	(2,062)	2,939
Loss from discontinued operations, net of tax	$(27,137)	$(37,905)

For the nine months ended September 30,	2019	2018
Revenues	$446,002	$673,975
Depreciation and amortization	1,176	28,776
Share-based compensation expense	387	920
Loss on impairment of assets	25,000	—
Other direct costs	343,317	561,528
Operating income	76,122	82,751
Other non-operating income (loss)	6,276	(18,794)
Pretax income of discontinued operations	82,398	63,957
Income tax expense	(15,926)	(40,406)
Income from discontinued operations, net of tax	$66,472	$23,551

Operating cash flows of discontinued operations	$45,237	$155,367
Investing cash flows of discontinued operations	$(16,007)	$(40,043)
Financing cash flows of discontinued operations	$(44,984)	$(17,306)

The assets and liabilities of the Discontinued Operations, which are subject to finalization, have been classified as held for sale as of September 30, 2019 and December 31, 2018, in accordance with ASC 205. The assets and liabilities are recorded at the lower of their carrying values or their estimated ‘fair values less costs to sell.’ In addition to the Discontinued Operations, Centro Universitário do Norte (UniNorte), a traditional higher education institution located in the city of Manaus, Brazil, has also been classified as held for sale as of September 30, 2019 and December 31, 2018. UniNorte is included in Continuing Operations as it is not part of the strategic shift described above. As described below, on April 16, 2019, the Company entered into an agreement to divest UniNorte and the sale of UniNorte closed on November 1, 2019. See Note 21, Subsequent Events.

The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are presented in the following tables:

	September 30, 2019	December 31, 2018
Assets of Discontinued Operations
Cash and cash equivalents	$62,194	$215,644
Receivables, net	42,277	62,576
Property and equipment, net	259,884	671,121
Goodwill	9,613	131,329
Tradenames	6,893	124,932
Operating lease right-of-use assets, net	66,673	—
Other assets	61,056	106,326
Subtotal: assets of Discontinued Operations	$508,590	$1,311,928

Other assets classified as held for sale: UniNorte Brazil
Receivables, net	$6,969	$6,983
Property and equipment, net	13,193	16,726
Goodwill	14,083	15,165
Tradenames	7,565	8,146
Operating lease right-of-use assets, net	15,244	—
Other assets	6,161	13,935

Other land and buildings classified as held for sale
Property and equipment, net	8,374	—
Subtotal: other assets classified as held for sale	$71,589	$60,955

Total assets held for sale	$580,179	$1,372,883

	September 30, 2019	December 31, 2018
Liabilities of Discontinued Operations
Deferred revenue and student deposits	$53,885	$115,969
Operating leases, including current portion	71,411	—
Long-term debt and finance leases, including current portion	56,054	279,612
Other liabilities	91,094	269,558
Subtotal: liabilities of Discontinued Operations	$272,444	$665,139

Other liabilities classified as held for sale: UniNorte Brazil
Deferred revenue and student deposits	$1,768	$469
Operating leases, including current portion	10,119	—
Long-term debt and finance leases, including current portion	2,250	5,370
Other liabilities	8,554	9,405
Subtotal: other liabilities classified as held for sale	$22,691	$15,244

Total liabilities held for sale	$295,135	$680,383

Sale Agreements Signed in 2019 and Pending Closure as of September 30, 2019

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

The transaction enterprise value under the UniNorte Agreement is 194,800 Brazilian Reais (BRL) (or approximately $46,600 as of September 30, 2019), which includes the assumption of net debt in the amount of approximately BRL 9,800 (or approximately $2,300 as of September 30, 2019). The transaction closed on November 1, 2019, following the completion of customary closing conditions, including approval by the Brazilian competition authorities.

Agreement to Sell NewSchool of Architecture and Design, LLC (NSAD)

On June 14, 2019, the Company and Exeter Street Holdings, LLC, an indirect wholly owned subsidiary of the Company, entered into a membership interests purchase agreement with Ambow NSAD, Inc. and Ambow Education Holding, Ltd. (the NSAD Buyers) to sell 100% of the outstanding membership interests of NSAD to the NSAD Buyers for a purchase price of one dollar, subject to certain adjustments. In addition, under the terms of the agreement, the Company estimates that it will pay subsidies to the NSAD Buyers for continued operations and campus facilities of up to approximately $5,800. The closing of the sale is subject to regulatory approvals and other conditions precedent, which could take approximately six months from the date of the purchase agreement. NSAD is a higher education institution located in California that offers undergraduate and graduate degrees and non-degree certificates in design and construction management.

Other Matters

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

Note 5. Dispositions

Sale of the University of St. Augustine for Health Sciences, LLC (St. Augustine)

As previously disclosed in our 2018 Form 10-K, the sale of St. Augustine was completed on February 1, 2019. The total transaction value under the sale agreement was $400,000. Upon completion of the sale, the Company received net proceeds of approximately $346,400, which included $11,700 of customary closing adjustments, and was net of $58,100 of debt assumed by the purchaser and fees of $7,200. The proceeds net of cash sold were approximately $301,800, which the Company used to repay outstanding indebtedness under its U.S. term loan and revolving credit facility. The Company recognized a gain on the sale of approximately $223,000, which is included in gain on sales of discontinued operations on the consolidated statement of operations for the nine months ended September 30, 2019.

Sale of Thailand Operations

As previously disclosed in our 2018 Form 10-K, on February 12, 2019, the Company completed the sale of its interests in Thai Education Holdings Company Limited, a Thailand corporation (TEDCO), and Far East Stamford International Co. Ltd. (FES), a Thailand corporation. TEDCO was the owner of a controlling interest in FES, which was the license holder for Stamford International University, which had three campuses in Thailand. The total purchase price was approximately $35,300, and net proceeds were approximately $26,400, net of debt assumed by the buyer and other customary closing adjustments and fees. Of the $26,400 in net proceeds, $22,200, or $18,800 net of cash sold, was received at closing. The balance of $4,200 was payable upon satisfaction of certain post-closing requirements; the first post-closing requirement was satisfied in May 2019 and the Company received $2,800, leaving a remaining receivable of $1,400. The Company recognized a gain on the sale of approximately $10,800, which is included in gain on sales of discontinued operations on the consolidated statement of operations for the nine months ended September 30, 2019.

Additional Gain on Sale of China Operations

As previously disclosed in our 2018 Form 10-K, on January 25, 2018, the Company completed the sale of LEI Lie Ying Limited (LEILY). A portion of the purchase price was held back and subject to deduction of any indemnifiable losses payable to the buyer pursuant to the sale purchase agreement. On January 25, 2019, Laureate received HKD 71,463 (approximately US $9,100 at date of receipt) for the second and final holdback payment, net of legal fees. Also, as of December 31, 2018, the Company had recorded a liability of approximately $14,300 related to loss contingencies for which the Company had indemnified the buyer. During the first quarter of 2019, the legal matter that this loss contingency related to was settled, with no cost to the Company. Accordingly, during the first quarter of 2019, the Company reversed the loss contingency and recognized additional gain on the sale of LEILY of approximately $13,700, which is included in gain on sales of discontinued operations on the consolidated statement of operations for the nine months ended September 30, 2019. The remaining liability recorded relates to certain legal fees. Additionally, at the closing of the sale on January 25, 2018, a portion of the total transaction value was paid into an escrow account and will be distributed to the Company pursuant to the terms and conditions of the escrow agreement. As of both September 30, 2019 and December 31, 2018, the Company has recorded a receivable of approximately $25,900 for the portion of the escrowed amount that the Company expects to receive.

Sale of Monash South Africa

On April 8, 2019, the Company completed the sale of its institution in South Africa, Monash South Africa, as well as the sale of the real estate associated with that institution. The transactions consisted of: (i) the transfer by Monash South Africa Limited (MSA), an Australia limited company that is an indirect 75%-owned subsidiary of the Company, to The Independent Institute of Education Limited (IIE), a South Africa limited company that is a subsidiary of ADvTECH Limited, of all of MSA’s assets and certain of its operational liabilities for a sale price of 15,000 South African Rand (ZAR) (subject to customary adjustments) (or approximately $1,100 at the closing date) and (ii) the sale by LEI AMEA Investments B.V., a Netherlands limited company that is an indirect wholly owned subsidiary of the Company, of all of the shares of Laureate South Africa Pty. Ltd. (LSA), a South Africa limited company, to IIE for a net sale price of approximately ZAR 99,000 (subject to customary adjustments) (or approximately $7,000 at the closing date). In addition, IIE assumed debt of approximately $20,200. In the aggregate, including working capital adjustments, the Company received approximately $9,000 from the buyer, which approximated the amount of cash sold with the business. The Company recognized a gain for these transactions of approximately $2,300, which is included in gain on sales of discontinued operations on the consolidated statement of operations for the nine months ended September 30, 2019.

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

The total purchase price under the India Agreement was $145,600. The net proceeds received by the India Sellers, before the payment to the 10% minority owners and after transaction fees and taxes, including receipt in July 2019 of certain taxes withheld at closing, were approximately $145,800, or approximately $77,300 net of cash sold, which the Company used to repay indebtedness under its term loan that had a maturity date of April 2024 (the 2024 Term Loan). The Company recognized a gain for these transactions of approximately $19,500, which is included in gain on sales of discontinued operations on the consolidated statement of operations for the nine months ended September 30, 2019.

Sale of Spain and Portugal Operations

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

The total purchase price under the Spain and Portugal Sale Agreement was EUR 770,000 (or approximately $857,000 at the date of closing), subject to customary closing adjustments. After payment of transaction fees, receipt of working capital and other adjustments, as well as settlement of foreign currency swaps, the total net proceeds received by ICE and Laureate I were approximately $906,000, or approximately $760,000 net of cash sold, which the Company used to repay indebtedness, including full repayment of the remaining balance outstanding under the 2024 Term Loan. Additionally, the buyer assumed debt of approximately $109,000. The Company recognized a gain for these transactions of approximately $615,000, including a tax benefit of approximately $30,000 that relates to the reversal of net deferred tax liabilities, which is included in gain on sales of discontinued operations on the consolidated statement of operations for the nine months ended September 30, 2019.

Sale of Turkey Operations

On August 27, 2019, Laureate I B.V. and Can Uluslararasi Yatirim Holding A.Ş. (Can Holding), a Turkish company, executed and closed a Sale and Purchase Agreement (the Turkey SPA). Pursuant to the Turkey SPA, Can Holding purchased from Laureate I B.V. 100% of the share capital of Education Turkey B.V. (ET), a private limited liability company incorporated under the laws of the Netherlands. ET and certain of its direct and indirect subsidiaries and affiliates together have the right to appoint a majority of the Trustees of Bilgi Eğitim ve Kültür Vakfı (Bilgi Foundation). Bilgi Foundation is the sponsor of Istanbul Bilgi University (Bilgi), an institution located in Turkey that the Company previously consolidated under the variable interest entity model. As a result of the closing of the Turkey SPA on August 27, 2019, the Company no longer consolidates Bilgi.

The total purchase price was $90,000, which consisted of cash proceeds of $75,000 and deferred purchase price of $15,000 in the form of an instrument payable one year after closing. The deferred purchase price carries no stated interest rate. At the date of sale, Bilgi had approximately $89,000 of cash and restricted cash on its balance sheet. The Company recognized a loss for this transaction of approximately $37,000, which is included in gain/(loss) on sales of discontinued operations on the Consolidated Statements of Operations for the three and nine months ended September 30, 2019.

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

	September 30, 2019	December 31, 2018	Nominal Currency	Interest Rate %
Universidade Anhembi Morumbi (UAM Brazil)	$20,145	$30,912	BRL	CDI + 2%
IADE Group	1,096	1,141	EUR	3%
Faculdade Porto-Alegrense (FAPA)	217	1,943	BRL	IGP-M
University of St. Augustine for Health Sciences, LLC (St. Augustine)	—	11,395	USD	7%
Total due to shareholders of acquired companies	21,458	45,391
Less: Current portion of due to shareholders of acquired companies	11,502	23,820
Due to shareholders of acquired companies, less current portion	$9,956	$21,571

BRL: Brazilian Real	CDI: Certificados de Depósitos Interbancários (Brazil)
EUR: European Euro	IGP-M: General Index of Market Prices (Brazil)
USD: United States Dollar

FAPA

In August 2019, the FAPA seller note matured and was settled, with an amount of $217 withheld from the payment. This amount relates to certain contingencies for which we are indemnified by the seller. This amount will remain until the contingencies have been resolved.

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

In Brazil, approximately 75% of post-secondary students are enrolled in private higher education institutions. While the federal government defines the national curricular guidelines, institutions are licensed to operate by city. Laureate owns 13 institutions in eight states throughout Brazil, with a particularly strong presence in the competitive São Paulo market. Many students finance their own education while others rely on the government-sponsored programs such as Prouni and FIES. As described in Note 4, Discontinued Operations and Assets Held for Sale, on April 16, 2019, the Company entered into an agreement to divest UniNorte, a traditional higher education institution in Manaus, Brazil. This transaction closed on November 1, 2019. See also Note 21, Subsequent Events.

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

The Andean segment includes institutions in Chile and Peru. In Chile, private universities enroll approximately 80% of post-secondary students and there are government-sponsored student financing programs. In Peru, the public sector plays a significant role, but private universities are increasingly providing the capacity to meet growing demand.

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

The Rest of World segment includes campus-based institutions in Asia Pacific with operations in Australia, Malaysia and New Zealand. Additionally, the Rest of World segment manages one institution in China through a joint venture arrangement and, until August 31, 2019 when the contract expired, the Rest of World segment also managed eight licensed institutions in the Kingdom of Saudi Arabia. The institutions in Malaysia and the Kingdom of Saudi Arabia are included in Discontinued Operations.

The Online & Partnerships segment includes fully online institutions that offer professionally oriented degree programs in the United States through Walden University (Walden), a U.S.-based accredited institution, and through the University of Liverpool and the University of Roehampton in the United Kingdom. These online institutions primarily serve working adults with undergraduate and graduate degree program offerings. Students in the United States finance their education in a variety of ways, including Title IV programs. We no longer accept new enrollments at the University of Liverpool and the University of Roehampton, which are in a teach-out process.

As discussed in Note 1, Description of Business, and Note 4, Discontinued Operations and Assets Held for Sale, a number of our subsidiaries have met the requirements to be classified as discontinued operations, including the entire Central America & U.S. Campuses segment. As a result, the operations of the Central America & U.S. Campuses segment have been excluded from the segment information for all periods presented. In addition, the portion of the Rest of World reportable segment that is included in Discontinued Operations has also been excluded from the segment information for all periods presented.

Intersegment transactions are accounted for in a similar manner as third-party transactions and are eliminated in consolidation. The Corporate amounts presented in the following tables include corporate charges that were not allocated to our reportable segments and adjustments to eliminate intersegment items.

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Loss on sale or disposal of subsidiaries, Foreign currency exchange loss, net, Other income, net, Gain on derivatives, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. EiP is an enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs) around the world, as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also includes other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure and certain non-recurring costs incurred in connection with the planned dispositions described in Note 4, Discontinued Operations and Assets Held for Sale, and the completed dispositions described in Note 5, Dispositions. Beginning in 2019, EiP also includes expenses associated with an enterprise-wide program aimed at revenue growth.

When we review Adjusted EBITDA on a segment basis, we exclude intercompany revenues and expenses related to network fees and royalties between our segments, which eliminate in consolidation. We use total assets as the measure of assets for reportable segments.

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to (Loss) income from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Brazil	$114,055	$121,089	$421,129	$469,480
Mexico	145,790	148,325	464,709	463,868
Andean	307,270	299,613	869,207	844,213
Rest of World	52,585	47,701	137,204	131,412
Online & Partnerships	155,501	165,221	476,991	498,207
Corporate	(1,502)	(3,694)	(2,066)	(9,418)
Revenues	$773,699	$778,255	$2,367,174	$2,397,762
Adjusted EBITDA of reportable segments
Brazil	$3,134	$682	$31,334	$52,600
Mexico	23,064	23,715	80,476	81,965
Andean	92,604	90,610	246,095	235,376
Rest of World	11,455	8,046	20,205	11,968
Online & Partnerships	44,320	45,725	142,755	136,126
Total Adjusted EBITDA of reportable segments	174,577	168,778	520,865	518,035
Reconciling items:
Corporate	(40,827)	(45,562)	(117,895)	(127,567)
Depreciation and amortization expense	(48,557)	(52,806)	(145,108)	(161,185)
Loss on impairment of assets	—	(10,030)	(470)	(10,030)
Share-based compensation expense	(1,459)	(6,388)	(9,194)	(9,572)
EiP expenses	(38,004)	(24,996)	(77,332)	(60,292)
Operating income	45,730	28,996	170,866	149,389
Interest income	3,154	3,502	9,552	9,358
Interest expense	(40,319)	(58,319)	(136,438)	(181,746)
Loss on debt extinguishment	(200)	—	(26,417)	(7,481)
Gain (loss) on derivatives	284	(144)	8,099	92,112
Other income, net	1,038	8,312	9,138	10,815
Foreign currency exchange loss, net	(14,777)	(26,443)	(10,643)	(43,959)
Loss on disposal of subsidiaries	(1,474)	—	(1,474)	—
(Loss) income from continuing operations before income taxes and equity in net income of affiliates	$(6,564)	$(44,096)	$22,683	$28,488

	September 30, 2019	December 31, 2018
Assets
Brazil	$1,072,447	$1,011,391
Mexico	1,284,743	971,309
Andean	1,922,829	1,608,406
Rest of World	203,881	196,370
Online & Partnerships	1,227,428	1,308,854
Corporate and Discontinued Operations	1,113,385	1,673,306
Total assets	$6,824,713	$6,769,636

Note 8. Goodwill

The change in the net carrying amount of Goodwill from December 31, 2018 through September 30, 2019 was composed of the following items:

	Brazil	Mexico	Andean	Rest of World	Online & Partnerships	Total
Balance at December 31, 2018	$406,452	$498,219	$254,259	$87,419	$460,740	$1,707,089
Acquisitions	1,333	—	—	—	—	1,333
Dispositions	—	—	—	—	—	—
Impairments	—	—	—	—	—	—
Currency translation adjustments	(29,194)	10,143	(8,366)	(3,613)	—	(31,030)
Adjustments to prior acquisitions	—	—	—	—	—	—
Balance at September 30, 2019	$378,591	$508,362	$245,893	$83,806	$460,740	$1,677,392

In March 2019, the Company's indirect, wholly owned subsidiary, UAM Brazil, acquired a company in Brazil that, prior to the acquisition, was a vendor providing distance-learning and marketing services to the Company's Brazil operations. The total purchase price was BRL 5,022 ($1,333 at the date of purchase), which was recorded as Goodwill given the immaterial nature of the acquisition. The acquiree was merged into UAM Brazil.

Note 9. Debt

Outstanding long-term debt was as follows:

	September 30, 2019	December 31, 2018
Senior long-term debt:
Senior Secured Credit Facility (stated maturity dates of April 2022 as of September 30, 2019 and April 2022 and April 2024 as of December 31, 2018), net of discount	$59,000	$1,321,629
Senior Notes (stated maturity date May 2025)	800,000	800,000
Total senior long-term debt	859,000	2,121,629
Other debt:
Lines of credit	28,850	37,899
Notes payable and other debt	358,138	503,182
Total senior and other debt	1,245,988	2,662,710
Finance lease obligations and sale-leaseback financings	99,706	119,443
Total long-term debt and finance leases	1,345,694	2,782,153
Less: total unamortized deferred financing costs	67,412	88,241
Less: current portion of long-term debt and finance leases	119,932	100,818
Long-term debt and finance leases, less current portion	$1,158,350	$2,593,094

Estimated Fair Value of Debt

The estimated fair value of our debt was determined using observable market prices, as the majority of our securities, including the Senior Notes due 2025 and the 2024 Term Loan, prior to its repayment in 2019, were traded in a brokered market. The fair value of our remaining debt instruments approximates carrying value based on their terms. As of September 30, 2019 and December 31, 2018, our long-term debt was classified as Level 2 within the fair value hierarchy, based on the frequency and volume of trading in the brokered market. The estimated fair value of our debt was as follows:

	September 30, 2019		December 31, 2018
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Total senior and other debt	$1,245,988	$1,316,988	$2,662,710	$2,675,684

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

During the third quarter of 2019, following the closing of the Turkey transaction described in Note 5, Dispositions, the Company fully repaid a note payable at Universidad del Valle de México (UVM Mexico) that had a remaining balance outstanding of approximately $103,000.

In connection with these debt repayments, the Company recorded a Loss on debt extinguishment of $200 and $26,417 for the three and nine months ended September 30, 2019, respectively, related to the write off of a pro-rata portion of the unamortized deferred financing costs associated with the repaid debt balances, as well as the debt discount associated with the 2024 Term Loan.

Certain Covenants

As of September 30, 2019, our senior long-term debt contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Second Amended and Restated Credit Agreement provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement, to exceed 3.50x as of the last day of each quarter ending June 30, 2018 and thereafter. However, the agreement also provides that if (i) the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement, is not greater than 4.75x as of such date and (ii) less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of September 30, 2019, these conditions were satisfied and, therefore, we were not subject to the leverage ratio covenant. In addition, notes payable at some of our locations contain financial maintenance covenants. We are in compliance with these covenants.

As described further in Note 21, Subsequent Events, the Company completed an amendment and restatement of its Senior Secured Credit Facility on October 7, 2019.

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

Operating Leases

Our operating lease agreements are primarily for real estate space and are included within operating lease ROU assets and operating lease liabilities on the 2019 consolidated balance sheet. The terms of our operating leases vary and generally contain renewal options. Certain of these operating leases provide for increasing rent over the term of the lease. Laureate also leases certain equipment under noncancellable operating leases, which are typically for terms of 60 months or less.

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
Supplemental balance sheet information related to leases was as follows:

Leases	Classification	September 30, 2019
Assets:
Operating	Operating lease right-of-use assets, net	$871,746
Finance	Buildings, Furniture, equipment and software, net	55,073
Total leased assets		$926,819

Liabilities:
Current
Operating	Current portion of operating leases	$91,919
Finance	Current portion of long-term debt and finance leases	4,838
Non-current
Operating	Long-term operating leases, less current portion	800,828
Finance	Long-term debt and finance leases, less current portion	53,820
Total lease liabilities		$951,405

Lease Term and Discount Rate	September 30, 2019
Weighted average remaining lease terms
Operating leases	9.4 years
Finance leases	11.9 years

Weighted average discount rate
Operating leases	9.50%
Finance leases	8.50%

The components of lease cost were as follows:

Lease Cost	Classification	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Operating lease cost	Direct costs	$42,032	$132,546
Finance lease cost
Amortization of leased assets	Direct costs	1,880	4,518
Interest on leased assets	Interest expense	1,264	2,741
Short-term lease costs	Direct costs	810	2,800
Variable lease costs	Direct costs	4,483	11,056
Sublease income	Revenues	(1,049)	(3,260)
Total lease cost		$49,420	$150,401

As of September 30, 2019, maturities of lease liabilities were as follows:

Maturity of Lease Liability	Operating Leases	Finance Leases
Year 1	$169,383	$9,473
Year 2	159,432	9,180
Year 3	149,816	8,834
Year 4	140,692	8,354
Year 5	133,134	6,288
Thereafter	571,234	51,095
Total lease payments	$1,323,691	$93,224
Less: interest and inflation	(430,944)	(34,566)
Present value of lease liabilities	$892,747	$58,658

Supplemental cash flow information related to leases was as follows for the nine months ended September 30, 2019:

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$139,010
Operating cash flows from finance leases	$2,742
Financing cash flows from finance leases	$3,128
Leased assets obtained for new finance lease liabilities	$38,217
Leased assets obtained for new operating lease liabilities	$6,394

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

Note 11. Commitments and Contingencies

Noncontrolling Interest Holder Put Arrangements

The following section provides a summary table and description of our noncontrolling interest holder put arrangements, which relate to Discontinued Operations, that Laureate had outstanding as of September 30, 2019. Laureate has elected to accrete changes in the arrangements’ redemption values over the period from the date of issuance to the earliest redemption date. The redeemable noncontrolling interests are recorded at the greater of the accreted redemption value or the traditional noncontrolling interest. Until the first exercise date, the put instruments’ reported values may be lower than the final amounts that will be required to settle the minority put arrangements. As of September 30, 2019, the carrying value of all noncontrolling interest holder put arrangements was $10,230.

If the minority put arrangements were all exercised at September 30, 2019, Laureate would be obligated to pay the noncontrolling interest holders an estimated amount of $10,230, as summarized in the following table:

	Nominal Currency	First Exercisable Date	Estimated Value as of September 30, 2019 redeemable within 12-months	Reported Value
Noncontrolling interest holder put arrangements
INTI Education Holdings Sdn Bhd (Inti Holdings) - 10.10%	MYR	Current	$10,230	$10,230
Total noncontrolling interest holder put arrangements			10,230	10,230
Puttable common stock - not currently redeemable	USD	*	—	1,714
Total redeemable noncontrolling interests and equity			$10,230	$11,944
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

Contingent Liabilities for Taxes

As of September 30, 2019 and December 31, 2018, Laureate has recorded cumulative liabilities totaling $50,644 and $52,880, respectively, for taxes other-than-income tax, principally payroll-tax-related uncertainties recorded at the time of an acquisition, of which $3,259 and $4,999, respectively, were classified as held for sale. The changes in this recorded liability are related to acquisitions, interest and penalty accruals, changes in tax laws, expirations of statutes of limitations, settlements and changes in foreign currency exchange rates. The terms of the statutes of limitations on these contingencies vary but can be up to 10 years. These liabilities were included in current and long-term liabilities on the Consolidated Balance Sheets. Changes in the recorded values of non-income tax contingencies impact operating income and interest expense, while changes in the related indemnification assets impact only operating income. The total (decrease) increase to operating income for adjustments to non-income tax contingencies and indemnification assets was $(5,196) and $843, respectively, for the nine months ended September 30, 2019 and 2018.

In addition, as of September 30, 2019 and December 31, 2018, Laureate has recorded cumulative liabilities for income tax contingencies of $53,907 and $64,157, respectively, of which $7,569 and $14,582, respectively, were classified as held for sale. As of September 30, 2019 and December 31, 2018, indemnification assets primarily related to acquisition contingencies were $75,383 and $82,061. These indemnification assets primarily cover contingencies for income taxes and taxes other-than-income taxes. We have also recorded receivables of approximately $18,700 and $19,000 as of September 30, 2019 and December 31,

2018, respectively, from the former owner of one of our Brazil institutions which is guaranteed by future rental payments to the former owner.

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

Other Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of September 30, 2019 and December 31, 2018, approximately $32,130 and $29,000, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets. In addition, as of September 30, 2019 and December 31, 2018, $194 and $18,000, respectively, of loss contingencies for Discontinued Operations were classified as liabilities held for sale. The decrease is primarily related to the reversal of loss contingencies recorded in 2018 in connection with the sale of LEILY in China, as discussed in Note 5, Dispositions. During the first quarter of 2019, loss contingencies were reversed following the settlement of a legal matter related to LEILY with no cost to the Company, resulting in additional gain on sale.

Material Guarantees – Student Financing

The accredited Chilean institutions in the Laureate network also participate in a government-sponsored student financing program known as Crédito con Aval del Estado (the CAE Program). The CAE Program was formally implemented by the Chilean government in 2006 to promote higher education in Chile for lower socio-economic level students in good academic standing. The CAE Program involves tuition financing and guarantees that are provided by our institutions and the government. As part of the CAE Program, these institutions provide guarantees which result in contingent liabilities to third-party financing institutions, beginning at 90% of the tuition loans made directly to qualified students enrolled through the CAE Program and declining to 60% over time. The guarantees by these institutions are in effect during the period in which the student is enrolled, and the guarantees are assumed entirely by the government upon the student’s graduation. When a student leaves one of Laureate's institutions and enrolls in another CAE-qualified institution, the Laureate institution will remain guarantor of the tuition loans that have been granted up to the date of transfer, and until the student's graduation from a CAE-qualified institution. The maximum potential amount of payments our institutions could be required to make under the CAE Program was approximately $484,000 and $499,000 at September 30, 2019 and December 31, 2018, respectively. This maximum potential amount assumes that all students in the CAE Program do not graduate, so that our guarantee would not be assigned to the government, and that all students default on the full amount of the CAE-qualified loan balances. As of September 30, 2019 and December 31, 2018, we recorded $34,138 and $28,254, respectively, as estimated long-term guarantee liabilities for these obligations.

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

Standby Letters of Credit, Surety Bonds and Other Commitments

As of September 30, 2019 and December 31, 2018, Laureate's outstanding letters of credit (LOCs) and surety bonds primarily consisted of the items discussed below.

As of September 30, 2019 and December 31, 2018, we had approximately $127,000 and $139,000, respectively, posted as LOCs in favor of the DOE. These LOCs were required to allow Walden, NSAD and, in 2018, St. Augustine to continue participating in the DOE Title IV program. These LOCs are recorded on Walden and Laureate and are fully collateralized with cash equivalents and certificates of deposit, which are classified as Restricted cash on our September 30, 2019 and December 31, 2018 Consolidated Balance Sheets.

As of September 30, 2019 and December 31, 2018, we had EUR 5,036 (approximately US $5,500 at September 30, 2019) posted as cash collateral for LOCs related to the Spanish tax audits, which was recorded in Continuing Operations and classified as Restricted cash on our September 30, 2019 and December 31, 2018 Consolidated Balance Sheets. The cash collateral is related to the final assessment issued by the Spanish Taxing Authority (STA) in October 2018 for the 2011 to 2013 tax audit period.

As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of September 30, 2019 and December 31, 2018, the total face amount of these surety bonds was $23,036 and $22,204, respectively. These bonds are fully collateralized with cash, which was classified as Restricted cash on our September 30, 2019 and December 31, 2018 Consolidated Balance Sheets.

In November 2016, in order to continue participating in Prouni, a federal program that offers tax benefits designed to increase higher education participation rates in Brazil, UAM Brazil posted a guarantee in the amount of $15,300. In connection with the issuance of the guarantee, UAM Brazil obtained a non-collateralized surety bond from a third party in order to secure the guarantee. The cost of the surety bond was $1,400, of which half was reimbursed by the former owner of UAM Brazil, and is being amortized over a five-year term. The Company believes that this matter will not have a material impact on our Consolidated Financial Statements.

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

Laureate’s financing receivables balances were as follows:

	September 30, 2019	December 31, 2018
Financing receivables	$33,126	$16,531
Allowance for doubtful accounts	(6,064)	(6,395)
Financing receivables, net of allowances	$27,062	$10,136

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

	Chile	Other	Total
As of September 30, 2019
Amounts past due less than one year	$9,798	$509	$10,307
Amounts past due one year or greater	3,038	140	3,178
Total past due (on non-accrual status)	12,836	649	13,485
Not past due	17,895	1,746	19,641
Total financing receivables	$30,731	$2,395	$33,126

As of December 31, 2018
Amounts past due less than one year	$7,618	$644	$8,262
Amounts past due one year or greater	2,879	192	3,071
Total past due (on non-accrual status)	10,497	836	11,333
Not past due	4,980	218	5,198
Total financing receivables	$15,477	$1,054	$16,531

The following is a rollforward of the Allowance for doubtful accounts related to financing receivables for the nine months ended September 30, 2019 and 2018, grouped by country portfolio:

	Chile	Other	Total
Balance at December 31, 2018	$(6,108)	$(287)	$(6,395)
Charge-offs	1,438	501	1,939
Recoveries	—	—	—
Reclassifications	—	—	—
Provision	(1,245)	(646)	(1,891)
Currency adjustments	280	3	283
Balance at September 30, 2019	$(5,635)	$(429)	$(6,064)

Balance at December 31, 2017	$(6,107)	$(365)	$(6,472)
Charge-offs	1,338	37	1,375
Recoveries	—	—	—
Reclassifications	—	—	—
Provision	(1,233)	18	(1,215)
Currency adjustments	434	2	436
Balance at September 30, 2018	$(5,568)	$(308)	$(5,876)

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

The number of financing receivable accounts and the pre- and post-modification account balances modified under the terms of a TDR during the nine months ended September 30, 2019 and 2018 were as follows:

	Number of Financing Receivable Accounts	Pre-Modification Balance Outstanding	Post-Modification Balance Outstanding
2019	358	$1,153	$1,020
2018	435	$1,345	$1,262

The preceding table represents accounts modified under the terms of a TDR during the nine months ended September 30, 2019, whereas the following table represents accounts modified as a TDR between January 1, 2018 and September 30, 2019 that subsequently defaulted during the nine months ended September 30, 2019:

	Number of Financing Receivable Accounts	Balance at Default
Total	183	$415

The following table represents accounts modified as a TDR between January 1, 2017 and September 30, 2018 that subsequently defaulted during the nine months ended September 30, 2018:

	Number of Financing Receivable Accounts	Balance at Default
Total	128	$455

Note 13. Share-based Compensation

Share-based compensation expense was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Continuing operations
Stock options, net of estimated forfeitures	$708	$1,932	$2,871	$(3,333)
Restricted stock awards	751	4,456	6,323	12,905
Total continuing operations	$1,459	$6,388	$9,194	$9,572

Discontinued operations
Share-based compensation expense for discontinued operations	119	173	387	920
Total continuing and discontinued operations	$1,578	$6,561	$9,581	$10,492

The negative stock options expense for the nine months ended September 30, 2018 relates to the correction of an immaterial error.

Note 14. Stockholders' Equity

The components of net changes in stockholders' equity for the fiscal quarters of 2019 are as follows:

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income	Treasury stock at cost	Non-controlling interests	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	107,450	$430	116,865	$467	$3,703,796	$(530,919)	$(1,112,695)	$—	$(10,133)	$2,050,946
Adoption of accounting standards	—	—	—	—	—	28,944	—	—	—	28,944
Balance at January 1, 2019	107,450	430	116,865	467	3,703,796	(501,975)	(1,112,695)	—	(10,133)	2,079,890
Non-cash stock compensation	—	—	—	—	3,149	—	—	—	—	3,149
Conversion of Class B shares to Class A shares	8	—	(8)	—	—	—	—	—	—	—
Vesting of restricted stock, net of shares withheld to satisfy tax withholding	325	1	—	—	(1,421)	—	—	—	—	(1,420)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(625)	(625)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	263	—	—	—	—	263
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	224	224
Net income	—	—	—	—	—	191,243	—	—	3,022	194,265
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	49,521	—	30	49,551
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	2,609	—	—	2,609
Balance at March 31, 2019	107,783	$431	116,857	$467	$3,705,787	$(310,732)	$(1,060,565)	$—	$(7,482)	$2,327,906
Non-cash stock compensation	—	—	—	—	4,854	—	—	—	—	4,854
Conversion of Class B shares to Class A shares	10,991	44	(10,991)	(44)	—	—	—	—	—	—
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	32	—	—	—	170	—	—	—	—	170
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(731)	(731)
Change in noncontrolling interests	—	—	—	—	(3,700)	—	—	—	—	(3,700)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	194	—	—	—	—	194
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	(855)	(855)
Net income	—	—	—	—	—	781,592	—	—	(1,976)	779,616
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	10,275	—	(87)	10,188
Unrealized loss on derivatives, net of tax of $0	—	—	—	—	—	—	(10,559)	—	—	(10,559)
Balance at June 30, 2019	118,806	$475	105,866	$423	$3,707,305	$470,860	$(1,060,849)	$—	$(11,131)	$3,107,083

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income	Treasury stock at cost	Non-controlling interests	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	118,806	$475	105,866	$423	$3,707,305	$470,860	$(1,060,849)	$—	$(11,131)	$3,107,083
Non-cash stock compensation	—	—	—	—	1,578	—	—	—	—	1,578
Conversion of Class B shares to Class A shares	15,002	60	(15,002)	(60)	—	—	—	—	—	—
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	96	—	—	—	1,455	—	—	—	—	1,455
Purchases of treasury stock at cost	(6,150)	—	—	—	—	—	—	(104,849)	—	(104,849)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	(193)	—	—	—	—	(193)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	649	649
Net loss	—	—	—	—	—	(95,226)	—	—	(1,568)	(96,794)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(82,070)	—	(510)	(82,580)
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	4,531	—	—	4,531
Balance at September 30, 2019	127,754	$535	90,864	$363	$3,710,145	$375,634	$(1,138,388)	$(104,849)	$(12,560)	$2,830,880

As described in Note 2, Significant Accounting Policies, the change in beginning retained earnings resulting from the adoption of accounting standards represents the cumulative impact of adopting ASU 2016-02.

Stock Repurchase Program

As previously disclosed, on August 8, 2019, the Company announced that its board of directors had authorized a stock repurchase program to acquire up to $150,000 of the Company’s Class A common stock. The Company’s repurchases were made in a block trade and pursuant to a Rule 10b5-1 stock repurchase plan, in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). During the quarter ended September 30, 2019, the Company repurchased 6,150 shares of its outstanding Class A common stock for a total purchase price of $104,849, of which 5,130 shares totaling $87,921 had settled by close of business on September 30, 2019. The remaining shares settled during the first several days of October 2019 and their purchase price of $16,928 is recorded as a liability as of September 30, 2019. In early October 2019, the Company's stock repurchases reached the authorized limit of $150,000.

As discussed in Note 21, Subsequent Events, on October 14, 2019, the Company's board of directors approved the increase of its existing authorization to repurchase shares of the Company's Class A common stock by $150,000 for a total authorization (including the previously authorized repurchases) of up to $300,000 of the Company's Class A common stock.

The components of net changes in stockholders' equity for the fiscal quarters of 2018 are as follows:

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income	Non-controlling interests	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	55,052	$220	132,443	$530	$3,446,206	$(946,236)	$(925,556)	$12,118	$1,587,282
Adoption of accounting standards	—	—	—	—	—	5,074	—	—	5,074
Balance at January 1, 2018	55,052	220	132,443	530	3,446,206	(941,162)	(925,556)	12,118	1,592,356
Non-cash stock compensation	—	—	—	—	(3,756)	—	—	—	(3,756)
Conversion of Class B shares to Class A shares	59	—	(59)	—	—	—	—	—	—
Vesting of restricted stock, net of shares withheld to satisfy tax withholding	145	1	59	—	(804)	—	—	—	(803)
Distributions from noncontrolling interest holders	—	—	—	—	—	—	—	581	581
Change in noncontrolling interests	—	—	—	—	(468)	—	—	(20,575)	(21,043)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	(76)	—	—	—	(76)
Accretion of Series A Convertible Redeemable Preferred Stock	—	—	—	—	(57,324)	—	—	—	(57,324)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	38	38
Net income	—	—	—	—	—	168,879	—	2,666	171,545
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	83,648	(279)	83,369
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	2,210	—	2,210
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	376	—	376
Balance at March 31, 2018	55,256	$221	132,443	$530	$3,383,778	$(772,283)	$(839,322)	$(5,451)	$1,767,473
Non-cash stock compensation	—	—	—	—	7,687	—	—	—	7,687
Conversion of Class B shares to Class A shares	27	—	(27)	—	—	—	—	—	—
Vesting of restricted stock, net of shares withheld to satisfy tax withholding	188	1	—	—	(942)	—	—	—	(941)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(1,473)	(1,473)
Change in noncontrolling interests	—	—	—	—	—	—	—	(2,730)	(2,730)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	882	—	—	—	882
Accretion of Series A Preferred Stock	—	—	—	—	(4,650)	—	—	—	(4,650)
Gain upon conversion of Series A Preferred Stock	—	—	—	—	74,110	—	—	—	74,110
Reclassification of Series A Preferred Stock upon conversion	36,143	144	—	—	237,957	—	—	—	238,101
Other	—	—	—	—	—	(744)	—	—	(744)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	(19)	(19)
Net income	—	—	—	—	—	224,412	—	(456)	223,956
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(197,143)	471	(196,672)
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	10,126	—	10,126
Balance at June 30, 2018	91,614	$366	132,416	$530	$3,698,822	$(548,615)	$(1,026,339)	$(9,658)	$2,115,106

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income	Non-controlling interests	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	91,614	$366	132,416	$530	$3,698,822	$(548,615)	$(1,026,339)	$(9,658)	$2,115,106
Non-cash stock compensation	—	—	—	—	6,561	—	—	—	6,561
Conversion of Class B shares to Class A shares	29	—	(29)	—	—	—	—	—	—
Vesting of restricted stock, net of shares withheld to satisfy tax withholding	11	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	324	—	—	—	324
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	(328)	(328)
Net loss	—	—	—	—	—	(94,789)	—	(1,895)	(96,684)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(52,961)	211	(52,750)
Unrealized loss on derivatives, net of tax of $0	—	—	—	—	—	—	(560)	—	(560)
Balance at September 30, 2018	91,654	$366	132,387	$530	$3,705,707	$(643,404)	$(1,079,860)	$(11,670)	$1,971,669

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

	September 30, 2019			December 31, 2018
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation adjustment	$(1,149,993)	$(108)	$(1,150,101)	$(1,127,719)	$459	$(1,127,260)
Unrealized gain on derivatives	10,416	—	10,416	18,366	—	18,366
Minimum pension liability adjustment	1,189	—	1,189	(3,342)	—	(3,342)
Accumulated other comprehensive loss	$(1,138,388)	$(108)	$(1,138,496)	$(1,112,695)	$459	$(1,112,236)

Secondary Offerings

In June 2019, Wengen Alberta, Limited Partnership (Wengen), our controlling stockholder, converted owned shares of the Company's Class B common stock into an equal number of shares of the Company's Class A common stock and sold a total of 10,955 shares of Class A common stock in a secondary offering at a price of $15.3032 per share. Wengen received all of the net proceeds from this offering and no shares of Class A common stock were sold by the Company.

In September 2019, Wengen converted owned shares of the Company's Class B common stock into an equal number of shares of the Company's Class A common stock and sold a total of 15,000 shares of Class A common stock in a secondary offering at a price of $16.85 per share, prior to underwriting discounts and commissions. Wengen received all of the net proceeds from this offering and no shares of Class A common stock were sold by the Company.

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

The reported fair values of our derivatives, which are classified in Prepaid expenses and other current assets and Derivative instruments on our Consolidated Balance Sheets, were as follows:

	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Long-term assets:
Net investment cross currency swaps	$—	$3,259
Derivatives not designated as hedging instruments:
Current assets:
Cross currency swaps	295	—
Current liabilities:
Cross currency swaps	11	4,021
Long-term liabilities:
Cross currency and interest rate swaps	—	6,656
Total derivative instrument assets	$295	$3,259
Total derivative instrument liabilities	$11	$10,677

Derivatives Designated as Hedging Instruments

Cash Flow Hedge - 2024 Term Loan Interest Rate Swaps

In May 2017, Laureate entered into, and designated as cash flow hedges, four pay-fixed, receive-floating amortizing interest rate swaps with notional amounts of $100,000, $100,000, $200,000 and $300,000, respectively. These notional amounts matched the corresponding principal of the 2024 Term Loan borrowings of which these swaps were effectively hedging the interest payments. As such, the notional values amortized annually based on the terms of the agreements to match the principal borrowings as they were repaid. These swaps effectively fixed the floating interest rate on the term loan to reduce exposure to variability in cash flows attributable to changes in the USD-LIBOR-BBA swap rate. All four swaps were fully settled on August 21, 2018, prior to their May 31, 2022 maturity date, with the remaining AOCI to be ratably reclassified into income through Interest expense over the remaining maturity period of the 2024 Term Loans. The cash received at settlement from the swap counterparties was $14,117. During the second quarter of 2019, the Company accelerated the reclassification of amounts in AOCI to earnings as a result of the hedged forecasted transactions becoming probable not to occur, due to the full repayment of the 2024 Term Loan in June 2019 using proceeds from the sale of our institutions in Portugal and Spain. The accelerated amounts were a gain of approximately $9,800 and were recorded as a decrease to Interest expense. Prior to settlement of the swaps, they were determined to be 100% effective; therefore, the amount of gain or loss recognized in income on the ineffective portion was $0.

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

The table below shows the total recorded unrealized (loss) gain in Comprehensive income for the derivatives designated as hedging instruments. The impact of these derivative instruments on Comprehensive income, Interest expense and AOCI were as follows:

For the three months ended September 30:

	(Loss) Gain Recognized in Comprehensive Income (Effective Portion)		Income Statement Location	Gain Reclassified from AOCI to Income (Effective Portion)		Total Consolidated Interest Expense
	2019	2018		2019	2018	2019	2018
Cash flow hedge
Interest rate swaps	$—	$(1,938)	Interest expense	$—	$950
Net investment hedge
Cross currency swaps	—	1,378	N/A	—	—
Total	$—	$(560)		$—	$950	$(40,319)	$(58,319)

For the nine months ended September 30:

	(Loss) Gain Recognized in Comprehensive Income (Effective Portion)		Income Statement Location	Gain Reclassified from AOCI to Income (Effective Portion)		Total Consolidated Interest Expense
	2019	2018		2019	2018	2019	2018
Cash flow hedge
Interest rate swaps	$(11,818)	$7,307	Interest expense	$11,818	$912
Net investment hedge
Cross currency swaps	3,868	4,469	N/A	—	—
Total	$(7,950)	$11,776		$11,818	$912	$(136,438)	$(181,746)

Derivatives Not Designated as Hedging Instruments

MXN to USD Foreign Currency Swaps

In September 2019, Laureate entered into three MXN to USD swap agreements with a combined notional amount of MXN 453,146. During the fourth quarter of 2019, Laureate will deliver the notional amount and receive USD $23,000 at a rate of exchange of 0.0508. As of September 30, 2019, these swaps had an estimated value of $295 which was recorded in Prepaid expenses and other current assets. These swaps were not designated as hedges for accounting purposes.

AUD to USD Foreign Currency Swaps

In September 2019, Laureate entered into two AUD to USD swap agreements with a combined notional amount of AUD 11,000. During the fourth quarter ended 2019, Laureate will receive the notional amount and deliver USD $7,443 at a rate of exchange of 0.6766 USD per 1 AUD. As of September 30, 2019, these swaps had an estimated value of $11 which was recorded in Derivative instruments as a current liability. These swaps were not designated as hedges for accounting purposes.

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

CLP to Unidad de Fomento (UF) Cross Currency and Interest Rate Swaps

The cross currency and interest rate swap agreements are intended to provide a better correlation between our debt obligations and operating currencies. In 2010, one of our subsidiaries in Chile entered into four cross currency and interest rate swap agreements with an aggregate notional amount of approximately $31,000, and convert CLP-denominated, floating-rate debt to fixed-rate UF-denominated debt. The UF is a Chilean inflation-adjusted unit of account. One of the swaps was scheduled to mature on December 1, 2024, and the remaining three were scheduled to mature on July 1, 2025 (the CLP to UF cross currency and interest rate swaps); however, during the first quarter 2019, the Company elected to settle all four swaps for a net cash payment of approximately USD $8,200. In addition, Chile also elected to repay a portion of the principal balance outstanding for certain notes payable, as discussed in Note 9, Debt. This payment is included in (Payments for) proceeds from settlement of derivative contracts on the consolidated statement of cash flows. The CLP to UF cross currency and interest rate swaps were not designated as hedges for accounting purposes. As of December 31, 2018, these swaps had an estimated fair value of $6,656 which was recorded in Derivative instruments as a long-term liability.

EUR to USD Foreign Currency Swaps - Cyprus and Italy

As disclosed in the 2018 Form 10-K, in December 2017, the Company entered into a total of six EUR to USD forward exchange swap agreements in connection with the sale of its institutions in Cyprus and Italy. The purpose of the swaps was to mitigate the risk of foreign currency exposure on the sale proceeds. The swaps had an aggregate notional amount of EUR 200,000 and matured on January 16, 2018, resulting in a total realized loss on derivatives of $9,960, which was included in Settlement of derivatives related to sale of discontinued operations and net investment hedge on the consolidated statement of cash flows for the nine months ended September 30, 2018. The swaps were not designated as hedges for accounting purposes.

Derivatives related to Series A Preferred Stock Offering

As disclosed in the 2018 Form 10-K, in December 2016 and January 2017, the Company issued shares of convertible redeemable preferred stock (the Series A Preferred Stock) and identified several embedded derivatives related to certain contingent redemption features of the Series A Preferred Stock. These derivatives were not designated as hedges for accounting purposes and therefore the changes in estimated fair value were recognized as a component of earnings. The Series A Preferred Stock was converted into Class A common stock on April 23, 2018. The estimated fair value of these derivatives at the conversion date was approximately $140,300; accordingly, the derivative assets were recorded at their estimated fair values through a corresponding gain on derivatives, a component of non-operating income. The increase in the fair value of the derivatives can be attributed to the use of the Monte Carlo Simulation Method to value the derivatives prior to the April 23, 2018 conversion date, when the probability of conversion increased to 100% and the valuation inputs became definitive. In connection with the conversion of the Series A Preferred Stock into Class A common stock, the carrying value of the derivative assets was reclassified into equity in April 2018.

Components of the reported Gain on derivatives not designated as hedging instruments in the Consolidated Statements of Operations were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Unrealized Gain (Loss)
Contingent redemption features - Series A Preferred Stock	$—	$—	$—	$(42,140)
Cross currency and interest rate swaps	284	33	4,305	4,391
Interest rate swaps	—	36	—	138
	284	69	4,305	(37,611)
Realized (Loss) Gain
Contingent redemption features - Series A Preferred Stock	—	—	—	140,320
Cross currency and interest rate swaps	—	(213)	3,794	(10,597)
	—	(213)	3,794	129,723
Total Gain (Loss)
Contingent redemption features - Series A Preferred Stock	—	—	—	98,180
Cross currency and interest rate swaps	284	(180)	8,099	(6,206)
Interest rate swaps	—	36	—	138
Gain (loss) on derivatives, net	$284	$(144)	$8,099	$92,112

Credit Risk and Credit-Risk-Related Contingent Features
Laureate’s derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation. The amount of our credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position. As of September 30, 2019 and December 31, 2018, the estimated fair values of derivatives in a gain position were $295 and $3,259, respectively.

Laureate has limited its credit risk by only entering into derivative transactions with highly rated major financial institutions. We have not entered into collateral agreements with our derivatives' counterparties. At September 30, 2019, one institution was rated A1 and one institution as rated A2 by the global rating agency of Moody's Investors Service. These financial institutions accounted for all of Laureate's derivative credit risk exposure.

Laureate's agreements with its derivative counterparties contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to a default on the indebtedness. As of September 30, 2019 and December 31, 2018, we had not breached any default provisions and had not posted any collateral related to these agreements. If we had breached any of these provisions, we could have been required to settle the obligations under the derivative agreements for an amount that we believe would approximate their estimated fair value of $11 as of September 30, 2019 and $10,677 as of December 31, 2018.

Note 16. Income Taxes

Laureate uses the liability method to account for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For interim purposes, we also apply ASC 740-270, ‘‘Income Taxes - Interim Reporting.’’

Laureate's income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the nine months ended September 30, 2019 and 2018 were based on estimated full-year effective tax rates, after giving effect to significant items related specifically to the interim periods, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions. Laureate has operations in multiple countries at various statutory tax rates or which are tax-exempt entities, and other operations that are loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss.

Laureate records interest and penalties related to uncertain tax positions as a component of Income tax expense. During the nine months ended September 30, 2019, Laureate recognized interest and penalties related to income taxes of $3,571. Laureate had $29,420 of accrued interest and penalties as of September 30, 2019. During the nine months ended September 30, 2019, Laureate derecognized $8,482 of previously accrued interest and penalties. Approximately $24,882 of unrecognized tax benefits, if recognized, will affect the effective income tax rate. It is reasonably possible that Laureate’s unrecognized tax benefits may decrease within the next 12 months by up to approximately $13,449 as a result of the lapse of statutes of limitations and as a result of the final settlement and resolution of outstanding tax matters in various jurisdictions.

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

The following tables summarize the computations of basic and diluted earnings (loss) per share:

For the three months ended September 30,	2019	2018
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Loss from continuing operations	$(28,526)	$(40,353)
Net (income) loss attributable to noncontrolling interests	(12)	12
Loss from continuing operations attributable to Laureate Education, Inc.	(28,538)	(40,341)

Accretion of redemption value of redeemable noncontrolling interests and equity	(193)	324
Net loss from continuing operations available to common stockholders for basic and diluted earnings (loss) per share	(28,731)	(40,017)

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Loss from discontinued operations, net of tax	$(27,137)	$(37,905)
Loss on sales of discontinued operations, net of tax	(41,131)	(18,426)
Loss attributable to noncontrolling interests	1,580	1,883
Net loss from discontinued operations for basic and diluted earnings (loss) per share	$(66,688)	$(54,448)

Denominator used in basic and diluted earnings (loss) per common share:
Basic and diluted weighted average shares outstanding	224,193	224,037

Basic and diluted loss per share:
Loss from continuing operations	$(0.13)	$(0.18)
Loss from discontinued operations	(0.30)	(0.24)
Basic and diluted loss per share	$(0.43)	$(0.42)

For the nine months ended September 30,	2019	2018
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Loss from continuing operations	$(37,775)	$(36,641)
Net income attributable to noncontrolling interests	(61)	(78)
Loss from continuing operations attributable to Laureate Education, Inc.	(37,836)	(36,719)

Accretion of redemption value of redeemable noncontrolling interests and equity	264	1,130
Adjusted for: accretion related to noncontrolling interests and equity redeemable at fair value	—	(559)
Accretion of Series A Preferred Stock	—	(61,974)
Gain upon conversion of Series A Preferred Stock	—	74,110
Subtotal: accretion of other redeemable noncontrolling interests and equity and Series A Preferred Stock, net	264	12,707
Net loss available to common stockholders for basic earnings (loss) per share	$(37,572)	$(24,012)
Adjusted for: accretion of Series A Preferred Stock	—	61,974
Adjusted for: gain upon conversion of Series A Preferred Stock	—	(74,110)
Net loss from continuing operations available to common stockholders for diluted earnings (loss) per share	$(37,572)	$(36,148)

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Income from discontinued operations, net of tax	$66,472	$23,551
Gain on sales of discontinued operations, net of tax	848,390	311,904
Loss (income) attributable to noncontrolling interests	583	(237)
Net income from discontinued operations for basic and diluted earnings (loss) per share	$915,445	$335,218

Denominator used in basic and diluted earnings (loss) per common share:
Basic and diluted weighted average shares outstanding	224,498	209,129

Basic earnings (loss) per share:
Loss from continuing operations	$(0.17)	$(0.11)
Income from discontinued operations	4.08	1.60
Basic earnings per share	$3.91	$1.49
Diluted earnings (loss) per share:
Loss from continuing operations	$(0.17)	$(0.17)
Income from discontinued operations	4.08	1.60
Diluted earnings per share	$3.91	$1.43

The following table summarizes the number of stock options, shares of restricted stock and restricted stock units (RSUs) that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Stock options	8,650	9,328	8,956	9,628
Restricted stock and RSUs	733	931	854	1,034

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

Equity securities - preferred stock investment

In 2013, Laureate purchased approximately 1,020 shares (the Shares) of preferred stock of a private education company for $5,000. This equity security did not have a readily determinable fair value. In June 2019, based on interest expressed by an investor to purchase the Shares, Laureate recorded this investment at its estimated fair value and recorded a non-operating gain of approximately $6,100. In September 2019, Laureate sold the Shares and received cash proceeds of $11,473, resulting in a total non-operating gain of $6,473 for the nine months ended September 30, 2019. The proceeds are included in Proceeds from sale of investment in the consolidated statement of cash flows.

Laureate’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$295	$—	$—	$295
Liabilities
Derivative instruments	$11	$—	$—	$11

Laureate’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$3,259	$—	$—	$3,259
Liabilities
Derivative instruments	$10,677	$—	$—	$10,677

The changes in our Level 3 Derivative instruments measured at fair value on a recurring basis for the nine months ended September 30, 2019 were as follows:

Balance at December 31, 2018	$(7,418)
Gain included in earnings:
Unrealized gains, net	4,305
Realized gains, net	3,794
Included in other comprehensive income	(7,950)
Settlements	(4,634)
Reclassification, currency translation adjustment and other	12,187
Balance at September 30, 2019	$284

The following table presents quantitative information regarding the significant unobservable inputs and valuation techniques utilized in the fair value measurements of the Company's assets/(liabilities) classified as Level 3 as of September 30, 2019:

	Fair Value at September 30, 2019	Valuation Technique	Unobservable Input	Range/Input Value
Derivative instruments - cross currency swaps	$284	Discounted Cash Flow	Credit Risk	3.50%

Note 20. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the September 30, 2018 balance. The September 30, 2019 and September 30, 2018 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018	December 31, 2018
Cash and cash equivalents	$323,930	$384,980	$387,780
Restricted cash	183,819	191,281	195,792
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$507,749	$576,261	$583,572

Restricted cash includes cash equivalents held to collateralize standby letters of credit in favor of the DOE. In addition, Laureate may at times hold a United States deposit for a letter of credit in lieu of a surety bond, or otherwise have cash that is not immediately available for use in current operations. See also Note 11, Commitments and Contingencies.

Note 21. Subsequent Events

Sale of Universidad Interamericana de Panamá (UIP)

In early October 2019, the Company closed on the previously announced sale of UIP, in addition to real estate which serves as the campus of UIP, to Universal Knowledge Systems, Inc. and Global Education Services, Inc. (the UIP Buyers). Pursuant to the sale and purchase agreement (the UIP Agreement), the UIP Buyers purchased from the Universidad U Latina, SRL and Education Holding Costa Rica EHCR, SRL (the UIP Sellers) 100% of the ownership interests of UIP, a higher education institution in Panama. Excelencia y Superacion S.A. (EXSUSA), an affiliate of the UIP Buyers, was also party to the UIP Agreement as a guarantor of the UIP Sellers’ obligations under the UIP Agreement. In addition, Desarrollos Urbanos Educativos S. de R.L. (DUE), an indirect wholly owned subsidiary of the Company, entered into and closed a real estate purchase agreement (the DUE Real Estate Purchase Agreement) with EXSUSA, pursuant to which EXSUSA or its designees purchased the campus real estate. The total enterprise value under the UIP Agreement and the DUE Real Estate Purchase Agreement was approximately $86,750, and the net proceeds received were approximately $80,000.

Amendment of Senior Secured Credit Facility

On October 7, 2019, the Company entered into a Third Amended and Restated Credit Agreement (the Third A&R Credit Agreement). Among other things, the Third A&R Credit Agreement increases the borrowing capacity of our revolving credit facility from $385,000 to $410,000 and extends the maturity date from April 26, 2022 to October 7, 2024.

Under the Third A&R Credit Agreement, the revolving credit facility bears interest at a per annum interest rate, at the option of the Company, at either the LIBO rate or the ABR rate, as defined in the agreement, plus an applicable margin of 2.50% per annum, 2.25% per annum, 2.00% per annum or 1.75% per annum for LIBOR loans, and 1.50% per annum, 1.25% per annum, 1.00% per annum or 0.75% per annum for ABR loans, in each case, based on the Company’s consolidated total debt to consolidated EBITDA ratio, as defined in the agreement. The financial covenant described in Note 9, Debt, remains unchanged under the Third A&R Credit Agreement. Specifically, the Third A&R Credit Agreement provides, solely with respect to the revolving credit facility, that the Company shall not permit its consolidated senior secured debt to consolidated EBITDA ratio to exceed 3.50x as of the last day of each quarter commencing with the quarter ending December 31, 2019; provided, that if (i) the Company’s consolidated total debt to consolidated EBITDA ratio is not greater than 4.75x as of such date and (ii) less than 25% of the revolving credit facility is utilized, then such financial covenant shall not apply.

Stock Repurchase Program

On October 14, 2019, the Company's board of directors approved the increase of its existing authorization to repurchase shares of the Company's Class A common stock by $150,000 for a total authorization (including the previously authorized repurchases) of up to $300,000 of the Company's Class A common stock. The Company's proposed repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Exchange Act. Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company's board of directors will review the stock repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. As disclosed in Note 14, Stockholders' Equity, in early October 2019, the Company's stock repurchases reached the previously authorized limit of $150,000.

Sale of UniNorte

On November 1, 2019, the Company closed on the previously announced sale of its institution UniNorte, a traditional higher education institution in Manaus, Brazil, to Ser Educational. The Company received proceeds of approximately $46,000, prior to the payment of estimated closing costs and fees.

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

Overview

Our Business

We are the largest international network of degree-granting higher education institutions, primarily focused in Latin America, with 895,000 students enrolled at our 30 institutions in 9 countries on more than 150 campuses included in our continuing operations as of September 30, 2019, which we collectively refer to as the Laureate International Universities network. We believe the global higher education market presents an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for quality higher education around the world. Advanced education opportunities drive higher earnings potential, and we believe the projected growth in the middle-class population worldwide and limited government resources dedicated to higher education create substantial opportunities for high-quality private institutions to meet this growing and unmet demand. Our outcomes-driven strategy is focused on enabling students to prosper and thrive in the dynamic and evolving knowledge economy.

As of September 30, 2019, our international network of 30 institutions comprised 29 institutions we owned or controlled, and one additional institution that we managed through a joint venture arrangement. We have six operating segments as described below. We group our institutions by geography in: 1) Brazil; 2) Mexico; 3) Andean; 4) Central America & U.S. Campuses; and 5) Rest of World for reporting purposes. Our sixth segment, Online & Partnerships, includes fully online institutions that operate globally.

Discontinued Operations

In 2017, the Company announced the divestiture of certain subsidiaries in our Rest of World and Central America & U.S. Campuses segments. On August 9, 2018, the Company announced the divestiture of additional subsidiaries located in Europe, Asia and Central America. After completing all of the announced divestitures, the Company’s remaining principal markets will be Brazil, Chile, Mexico and Peru, along with the Online and Partnerships segment and the institutions in Australia and New Zealand. At the time of the announcement on August 9, 2018, the markets being divested by sale (the Discontinued Operations) included the institutions in Portugal and Spain, which were part of the Andean segment, all remaining institutions in the Central America & U.S. Campuses segment, and all remaining institutions in the Rest of World segment except for Australia, New Zealand and the managed institutions in the Kingdom of Saudi Arabia and China. The institutions in the Kingdom of Saudi Arabia were managed under a contract that expired at the end of August 2019 and was not renewed. Accordingly, these institutions were disposed of other than by sale on August 31, 2019 and, beginning in the third quarter of 2019, have been included in Discontinued Operations for all periods presented. The divestitures represent a strategic shift that has a major effect on the Company's operations and financial results. Accordingly, in accordance with Accounting Standard Codification (ASC) 205-20, ‘‘Discontinued Operations,’’ the results of the divestitures that are part of the strategic shift are presented as discontinued operations in our consolidated financial statements included elsewhere in our Quarterly Report on Form 10-Q for all periods. Since our entire Central America & U.S. Campuses operating segment is included in Discontinued Operations, it no longer meets the criteria for a reportable segment under ASC 280, ‘‘Segment Reporting,’’ and, therefore, it is excluded from the segments information for all periods presented. In addition, the portions of the Andean and Rest of World reportable segments that are included in Discontinued Operations have also been excluded from the segment information for all periods presented. Unless indicated otherwise, the information in the MD&A relates to continuing operations.

The Company has entered into sale agreements for a number of these entities and closing of sale transactions began in the first quarter of 2018. To date, we have completed the sales of subsidiaries in Cyprus, Italy, China, Germany, Morocco, Thailand, South Africa, India, Spain, Portugal, Turkey, and Panama, as well as Kendall College, LLC (Kendall), the University of St. Augustine for Health Sciences, LLC (St. Augustine) in the United States and UniNorte, an institution in the Brazil segment that is included in continuing operations as it is not part of the strategic shift. We have not yet completed the divestitures of our subsidiaries in Costa Rica, Honduras, and Malaysia, as well as NewSchool of Architecture and Design, LLC (NSAD), a small campus-based institution in the United States. We have a signed sale agreement for NSAD. See also Note 4, Discontinued Operations and Assets Held for Sale and Note 21, Subsequent Events, of our consolidated financial statements included elsewhere in this Form 10-Q.

Our Segments

Our campus-based segments generate revenues by providing an education that emphasizes professional-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings are increasingly utilizing online and hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. Many of our largest campus-based operations are in developing markets which are experiencing a growing demand for higher education based on favorable demographics and increasing secondary completion rates, driving increases in participation rates and resulting in continued growth in the number of higher education students. Traditional higher education students (defined as 18-24 year olds) have historically been served by public universities, which have limited capacity and are often underfunded, resulting in an inability to meet the growing student demand and employer requirements. This supply and demand imbalance has created a market opportunity for private sector participants. Most students finance their own education. However, there are some government-sponsored student financing programs which are discussed below. The campus-based segments include Brazil, Mexico, Andean, Central America & U.S. Campuses and Rest of World. Specifics related to each of these campus-based segments and our Online & Partnerships segment are discussed below:

•
In Brazil, approximately 75% of post-secondary students are enrolled in private higher education institutions. While the federal government defines the national curricular guidelines, institutions are licensed to operate by city. Laureate owns 13 institutions in eight states throughout Brazil, with a particularly strong presence in the competitive São Paulo market. Many students finance their own education while others rely on the government-sponsored programs such as Prouni and FIES. As described in Note 4, Discontinued Operations and Assets Held for Sale, of our consolidated financial statements included elsewhere in this Form 10-Q, on April 16, 2019, the Company entered into an agreement to divest UniNorte, a traditional higher education institution in Manaus, Brazil. This transaction closed on November 1, 2019. See also Note 21, Subsequent Events, of our consolidated financial statements included elsewhere in this Form 10-Q.

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

•
The Andean segment includes institutions in Chile and Peru. In Chile, private universities enroll approximately 80% of post-secondary students and there are government-sponsored student financing programs. In Peru, the public sector plays a significant role, but private universities are increasingly providing the capacity to meet growing demand.

•
The Central America & U.S. Campuses segment includes institutions in Costa Rica, Honduras, Panama and the United States. Students in Central America typically finance their own education while students in the United States finance their education in a variety of ways, including U.S. Department of Education (DOE) Title IV programs. The entire Central America & U.S. Campuses segment is included in Discontinued Operations. As discussed in Note 21, Subsequent Events, of our consolidated financial statements included elsewhere in this Form 10-Q, we completed the sale of Panama in early October 2019.

•
The Rest of World segment includes campus-based institutions in Asia Pacific with operations in Australia, Malaysia and New Zealand. Additionally, the Rest of World segment manages one institution in China through a joint venture arrangement. The institutions in Malaysia are included in Discontinued Operations.

•
The Online & Partnerships segment includes fully online institutions that offer professionally oriented degree programs in the United States through Walden University (Walden), a U.S.-based accredited institution, and through the University of Liverpool and the University of Roehampton in the United Kingdom. These online institutions primarily serve working adults with undergraduate and graduate degree program offerings. Students in the United States finance their education in a variety of ways, including Title IV programs. We no longer accept new enrollments at the University of Liverpool and the University of Roehampton, which are in a teach-out process.

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

The following information for our reportable segments in continuing operations is presented as of September 30, 2019:

	Countries	Institutions	Enrollment	2019 YTD Revenues ($ in millions) (1)	% Contribution to 2019 YTD Revenues
Brazil	1	13	282,700	$421.1	18%
Mexico	1	2	206,500	464.7	19%
Andean	2	8	331,900	869.2	37%
Rest of World	3	4	15,600	137.2	6%
Online & Partnerships (2)	2	3	58,300	477.0	20%
Total (1)	9	30	895,000	$2,367.2	100%
(1) The amounts related to Corporate, net of elimination of intersegment revenues, which total $2.1 million, are not separately presented.
(2) We no longer accept new enrollments at the University of Liverpool and the University of Roehampton.

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

The New Law established a Superintendency of Higher Education, with authority to regulate institutions of higher education and promulgate regulations and procedures implementing the New Law. As of May 29, 2019, the New Law’s provisions regarding related party transactions came into force; however, the Superintendent has not issued any further interpretive guidance or regulations. Immediately prior to these provisions coming into force, each of the Chilean non-profit universities and the relevant Laureate services provider reached an agreement to terminate the prior network services agreement in favor of an open bidding process, wherein unrelated third parties and Laureate-related providers were invited to compete in the provision of the range of services that are essential to the fulfillment of each of their academic missions. The Chilean non-profit universities have completed substantially all of the bidding and contractual processes subsequent to the May 2019 contract terminations. The Company participated in these open bid processes, conducted by a third party, and was judged to have submitted the superior bid in many of them. Awarded contracts that do not need any approval by the Superintendent should enter into force during the fourth quarter, and contracts that need approval of the Superintendent may also enter into force during the fourth quarter. Within the ordinary regulatory course of supervision, the Company and the Chilean non-profit universities will continue to interact with the Superintendent to maintain compliance with the New Law. We do not believe that the New Law will change our relationship with our two tech/voc institutions in Chile that are for-profit entities. Additionally, we will continue to evaluate our accounting treatment of the Chilean non-profit universities to determine whether we can continue to consolidate them. Our continuing evaluation of the impact of the New Law may result in changes to our expectations due to changes in our interpretations of the law, assumptions used, and additional guidance that may be issued.

U.S. Regulatory Developments

On September 8, 2016, the Minnesota Office of Higher Education (MOHE) sent to Walden University an information request regarding its doctoral programs and complaints filed by doctoral students as part of a program review that MOHE was conducting.  On October 23, 2019, MOHE completed its program review and issued a final report that indicated no findings of noncompliance.  As part of its report, MOHE made recommendations for Walden University to develop certain goals and benchmarks with respect to its doctoral programs.

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

Dispositions

Any dispositions of our continuing operations affect the comparability of our financial statements from period to period. Dispositions completed during one period impact comparability to a prior period in which we owned the divested entity. Therefore, changes related to such entities are considered ‘‘incremental impact of dispositions’’ for the first 12 months subsequent to the disposition. As discussed above, all of the divestitures that are part of the strategic shift announced in August 2018 are included in Discontinued Operations for all periods presented. Following the completion of its sale, UniNorte, which is part of continuing operations, will be included in the incremental impact of dispositions beginning in the fourth quarter of 2019.

Foreign Exchange

The majority of our institutions are located outside the United States. These institutions enter into transactions in currencies other than USD and keep their local financial records in a functional currency other than the USD. We monitor the impact of foreign currency movements and the correlation between the local currency and the USD. Our revenues and expenses are generally denominated in local currency. The USD is our reporting currency and our subsidiaries operate in various other functional currencies, including: Australian Dollar, Brazilian Real, Chilean Peso, Euro, Mexican Peso, New Zealand Dollar, and Peruvian Nuevo Sol. The principal foreign exchange exposure is the risk related to the translation of revenues and expenses incurred in each country from the local currency into USD. See ‘‘Item 1A—Risk Factors—Risks Relating to Our Continuing Business—Our reported revenues and earnings may be negatively affected by the strengthening of the U.S. dollar and currency exchange rates’’ in our 2018 Form 10-K. In order to provide a framework for assessing how our business performed excluding the effects of foreign currency fluctuations, we present organic constant currency in our segment results, which is calculated using the change from prior-year average foreign exchange rates to current-year average foreign exchange rates, as applied to local-currency operating results for the current year.

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

Results from the Discontinued Operations

The results of operations at our discontinued subsidiaries were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Revenues	$65.3	$160.3	$446.0	$674.0
Depreciation and amortization	0.3	7.0	1.2	28.8
Share-based compensation expense	0.1	0.2	0.4	0.9
Other direct costs	64.7	188.3	343.3	561.5
Loss on impairment of assets	25.0	—	25.0	—
Operating (loss) income	(24.8)	(35.2)	76.1	82.8
Other non-operating (expense) income	(0.3)	(5.7)	6.3	(18.8)
Pretax (loss) income of discontinued operations	(25.1)	(40.8)	82.4	64.0
Income tax (expense) benefit	(2.1)	2.9	(15.9)	(40.4)
(Loss) income from discontinued operations, net of tax	(27.1)	(37.9)	66.5	23.6
(Loss) gain on sales of discontinued operations, net of tax	(41.1)	(18.4)	848.4	311.9
Net (loss) income from discontinued operations	$(68.3)	$(56.3)	$914.9	$335.5

Enrollments at our discontinued operations as of September 30, 2019 and September 30, 2018 were 83,400 and 166,400, respectively.

Sales Completed during the Nine Months Ended September 30, 2019

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

On May 31, 2019, we sold our institutions in Spain and Portugal, which resulted in a gain of approximately $615.0 million.

On August 27, 2019, we sold our operations in Turkey, which resulted in a loss of approximately $37.0 million.

Sales Completed during the Nine Months Ended September 30, 2018

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

Summary Comparison of Consolidated Results

Discussion of Significant Items Affecting the Consolidated Results for the Nine Months Ended September 30, 2019 and 2018

Nine Months Ended September 30, 2019

During the first quarter of 2019, we used approximately $340.0 million of the net proceeds from the sale of St. Augustine to repay a portion of our term loan that had a maturity date of April 2024 (the 2024 Term Loan). In addition, the Company elected to repay approximately $35.0 million of the approximately $51.7 million principal balance outstanding for certain notes payable at a real estate subsidiary in Chile. In connection with these debt repayments, the Company recorded a loss on debt extinguishment of $10.6 million, primarily related to the write off of a pro-rata portion of the unamortized deferred financing costs associated with the repaid debt balances. This loss is included in other non-operating (expense) income in the year-to-date table below.

During the second quarter of 2019, we fully repaid the remaining balance outstanding under our 2024 Term Loan, using the proceeds received from the sales of our operations in India, Spain and Portugal. The remaining proceeds were used to repay borrowings outstanding under the senior secured revolving credit facility. In connection with these debt repayments, the Company recorded a loss on debt extinguishment of $15.6 million related to the write off of a pro-rata portion of the unamortized deferred financing costs associated with the repaid debt balances, as well as the debt discount associated with the 2024 Term Loan. This loss is included in other non-operating (expense) income in the year-to-date table below.

Nine Months Ended September 30, 2018

On February 1, 2018, we amended our Senior Secured Credit Facility to reduce the interest rate on our 2024 Term Loan. In connection with this transaction, we also repaid $350.0 million of the principal balance of the 2024 Term Loan. As a result of this transaction, the Company recorded a $7.5 million loss on debt extinguishment related to the pro-rata write-off of the term loan's remaining deferred financing costs. This loss is included in other non-operating (expense) income in the year-to-date table below.

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

Comparison of Consolidated Results for the Three Months Ended September 30, 2019 and 2018

			% Change
			Better/(Worse)
(in millions)	2019	2018	2019 vs. 2018
Revenues	$773.7	$778.3	(1)%
Direct costs	655.6	665.5	1%
General and administrative expenses	72.3	73.7	2%
Loss on impairment of assets	—	10.0	100%
Operating income	45.7	29.0	58%
Interest expense, net of interest income	(37.1)	(54.8)	32%
Other non-operating expense	(15.2)	(18.2)	16%
Loss from continuing operations before income taxes	(6.6)	(44.1)	85%
Income tax (expense) benefit	(22.0)	3.7	nm
Loss from continuing operations	(28.5)	(40.4)	29%
Loss from discontinued operations, net of tax	(27.1)	(37.9)	28%
Loss on sales of discontinued operations, net of tax	(41.1)	(18.4)	(123)%
Net loss	(96.8)	(96.7)	—%
Net loss attributable to noncontrolling interests	1.6	1.9	16%
Net loss attributable to Laureate Education, Inc.	$(95.2)	$(94.8)	—%
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see ‘‘Discussion of Significant Items Affecting the Consolidated Results.’’
Comparison of Consolidated Results for the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018
Revenues decreased by $4.6 million to $773.7 million for the three months ended September 30, 2019 (the 2019 fiscal quarter) from $778.3 million for the three months ended September 30, 2018 (the 2018 fiscal quarter). The effect of a net change in foreign currency exchange rates decreased revenues by $20.7 million, mainly due to weakening of the Chilean Peso relative to the USD compared to the 2018 fiscal quarter. Additionally, the effect of changes in tuition rates and enrollments in programs at varying price points (‘‘product mix’’), pricing and timing decreased revenues by $4.9 million compared to the 2018 fiscal quarter. These decreases in revenues were partially offset by the effects of higher average total organic enrollment at a majority of our institutions, which increased revenues by $18.8 million compared to the 2018 fiscal quarter. Other Corporate and Eliminations changes accounted for an increase in revenues of $2.2 million.
Direct costs and general and administrative expenses combined decreased by $11.3 million to $727.9 million for the 2019 fiscal quarter from $739.2 million for the 2018 fiscal quarter. This decrease was due to the effect of a net change in foreign currency exchange rates, which decreased costs by $15.5 million for the 2019 fiscal quarter compared to the 2018 fiscal quarter and other Corporate and Eliminations expenses, which accounted for a decrease in costs of $2.6 million. Partially offsetting these direct costs decreases were overall higher organic enrollments, which increased costs by $5.4 million for the 2019 fiscal quarter compared to the 2018 fiscal quarter and changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets, which resulted in a year-over-year increase in direct costs of $1.4 million.
Operating income increased by $16.7 million to $45.7 million for the 2019 fiscal quarter from $29.0 million for the 2018 fiscal quarter, primarily as a result of increased operating income in our Andean and Online & Partnerships segments.
Interest expense, net of interest income decreased by $17.7 million to $37.1 million for the 2019 fiscal quarter from $54.8 million for the 2018 fiscal quarter. The decrease in interest expense was primarily attributable to lower average debt balances.

Other non-operating expense decreased by $3.0 million to $15.2 million for the 2019 fiscal quarter from $18.2 million for the 2018 fiscal quarter. This decrease was primarily attributable to a decrease in loss on foreign currency exchange of $11.6 million and a gain on derivative instruments in the 2019 fiscal quarter compared to a loss in the 2018 fiscal quarter, for a change of $0.4 million. These decreases in other non-operating income were partially offset by a period-over-period decrease in other non-operating income of $7.3 million, primarily related to corporate-owned life insurance proceeds in the 2018 fiscal quarter, and a loss on debt extinguishment of $0.2 million in the 2019 fiscal quarter. In addition, during the 2019 fiscal quarter, we recognized a loss on disposal of subsidiaries of $1.5 million related to the release of accumulated foreign currency translation upon the dissolution of two dormant subsidiaries in Australia.
Income tax (expense) benefit changed by $25.7 million to an expense of $(22.0) million for the 2019 fiscal quarter from a benefit of $3.7 million for the 2018 fiscal quarter. This increase in income tax expense was primarily due to changes in the mix of pre-tax book income attributable to taxable and non-taxable entities in various taxing jurisdictions and a tax benefit related to changes in reserves on uncertain tax positions due to statute expirations and divestitures.

Loss from discontinued operations, net of tax decreased by $10.8 million to $27.1 million for the 2019 fiscal quarter from $37.9 million for the 2018 fiscal quarter. Included in the loss from discontinued operations for the 2019 fiscal quarter is an impairment charge of $25.0 million related to assets that are held for sale.

Loss on sales of discontinued operations, net of tax increased by $22.7 million to $41.1 million for the 2019 fiscal quarter, primarily related to the sale of our Turkey operations, compared to $18.4 million in the 2018 fiscal quarter, which was primarily related to the sale of Kendall.

Comparison of Consolidated Results for the Nine Months Ended September 30, 2019 and 2018

			% Change
			Better/(Worse)
(in millions)	2019	2018	2019 vs. 2018
Revenues	$2,367.2	$2,397.8	(1)%
Direct costs	2,002.2	2,044.2	2%
General and administrative expenses	193.7	194.2	—%
Loss on impairment of assets	0.5	10.0	95%
Operating income	170.9	149.4	14%
Interest expense, net of interest income	(126.9)	(172.4)	26%
Other non-operating (expense) income	(21.3)	51.5	(141)%
Income from continuing operations before income taxes and equity in net income of affiliates	22.7	28.5	(20)%
Income tax expense	(60.7)	(65.1)	7%
Equity in net income of affiliates, net of tax	0.2	—	nm
Loss from continuing operations	(37.8)	(36.6)	(3)%
Income from discontinued operations, net of tax	66.5	23.6	182%
Gain on sales of discontinued operations, net of tax	848.4	311.9	172%
Net income	877.1	298.8	194%
Net loss (income) attributable to noncontrolling interests	0.5	(0.3)	nm
Net income attributable to Laureate Education, Inc.	$877.6	$298.5	194%
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see ‘‘Discussion of Significant Items Affecting the Consolidated Results.’’

Comparison of Consolidated Results for the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

Revenues decreased by $30.6 million to $2,367.2 million for the nine months ended September 30, 2019 (the 2019 fiscal period) from $2,397.8 million for the nine months ended September 30, 2018 (the 2018 fiscal period). This decrease in revenues primarily resulted from the effect of a net change in foreign currency exchange rates, which decreased revenues by $105.4 million, mainly due to weakening of the Chilean Peso and the Brazilian Real relative to the USD compared to the 2018 fiscal period. This decrease in revenues was partially offset by a higher average total organic enrollment at a majority of our institutions, which increased revenues by $64.0 million, the effect of product mix, pricing and timing, which increased revenues by $3.5 million, and other Corporate and Eliminations changes, which accounted for an increase in revenues of $7.3 million.

Direct costs and general and administrative expenses combined decreased by $42.5 million to $2,195.9 million for the 2019 fiscal period from $2,238.4 million for the 2018 fiscal period. This decrease in direct costs primarily resulted from the effect of a net change in foreign currency exchange rates, which decreased costs by $94.4 million, and other Corporate and Eliminations expenses, which accounted for a decrease in costs of $2.4 million in the 2019 fiscal period. Partially offsetting these direct costs decreases were the effect of overall higher organic enrollments, which increased costs by $50.7 million for the 2019 fiscal period compared to the 2018 fiscal period, in addition to changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets, which resulted in a year-over-year increase in direct costs of $3.6 million.

Operating income increased by $21.5 million to $170.9 million for the 2019 fiscal period from $149.4 million for the 2018 fiscal period. This increase primarily results from increased operating income in our Andean and Online & Partnerships segments, combined with decreased operating loss in our Rest of World segment. These changes were partially offset by operating loss in our Brazil and Mexico segments in the 2019 fiscal period compared to operating income in the 2018 fiscal period.

Interest expense, net of interest income decreased by $45.5 million to $126.9 million for the 2019 fiscal period from $172.4 million for the 2018 fiscal period. The decrease in interest expense was primarily attributable to lower average debt balances.

Other non-operating (expense) income changed by $72.8 million, to an expense of $(21.3) million for the 2019 fiscal period from income of $51.5 million for the 2018 fiscal period. This change was primarily attributable to: (1) decreased gain on derivative instruments of $84.0 million, related to a gain recorded in the 2018 fiscal period upon the conversion of the Series A Preferred Stock; (2) an increase in loss on debt extinguishment of $18.9 million related to the repayment of the 2024 Term Loan during the 2019 fiscal period; (3) a decrease of $1.7 million in other non-operating income compared to the 2018 fiscal period, primarily related to proceeds from corporate-owned life insurance during the 2018 fiscal period, partially offset by an increase in the estimated fair value of an equity security held at Corporate during the 2019 fiscal period; and (4) a loss of $1.5 million on disposal of subsidiaries in the 2019 fiscal period related to the release of accumulated foreign currency translation upon the dissolution of two dormant subsidiaries in Australia. These increases in other non-operating expense were partially offset by a decrease in loss on foreign currency exchange of $33.3 million.

Income tax expense decreased by $4.4 million to $60.7 million for the 2019 fiscal period from $65.1 million for the 2018 fiscal period. This decrease was primarily due to changes in the mix of pre-tax book income attributable to taxable and non-taxable entities in various taxing jurisdictions and a tax benefit related to changes in reserves on uncertain tax positions due to statute expirations and divestitures.

Income from discontinued operations, net of tax increased by $42.9 million to $66.5 million for the 2019 fiscal period from $23.6 million for the 2018 fiscal period. Included in income from discontinued operations for the 2019 fiscal period is an impairment charge of $25.0 million related to assets that are held for sale.

Gain on sales of discontinued operations, net of tax increased by $536.5 million to $848.4 million for the 2019 fiscal period related to the sales of our St. Augustine, Thailand, South Africa, India, Spain, Portugal and Turkey operations, compared to $311.9 million for the 2018 fiscal period related to the sales of our Cyprus, Italy, China, Germany, Morocco and Kendall College operations.

Non-GAAP Financial Measure

We define Adjusted EBITDA as income (loss) from continuing operations, before equity in net (income) loss of affiliates, net of tax, income tax expense (benefit), (gain) loss on sale or disposal of subsidiaries, net, foreign currency exchange (gain) loss, net, other (income) expense, net, (gain) loss on derivatives, loss on debt extinguishment, interest expense and interest income, plus depreciation and amortization, share-based compensation expense, loss on impairment of assets and expenses related to implementation of our Excellence-in-Process (EiP) initiative. When we review Adjusted EBITDA on a segment basis, we exclude inter-segment revenues and expenses that eliminate in consolidation. Adjusted EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures.

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

The following table presents Adjusted EBITDA and reconciles loss from continuing operations to Adjusted EBITDA for the three months ended September 30, 2019 and 2018:

			% Change
			Better/(Worse)
(in millions)	2019	2018	2019 vs. 2018
Loss from continuing operations	$(28.5)	$(40.4)	29%
Plus:
Income tax expense (benefit)	22.0	(3.7)	nm
Loss from continuing operations before income taxes	(6.6)	(44.1)	85%
Plus:
Loss on disposal of subsidiaries, net	1.5	—	nm
Foreign currency exchange loss, net	14.8	26.4	44%
Other income, net	(1.0)	(8.3)	(88)%
(Gain) loss on derivatives	(0.3)	0.1	nm
Loss on debt extinguishment	0.2	—	nm
Interest expense	40.3	58.3	31%
Interest income	(3.2)	(3.5)	(9)%
Operating income	45.7	29.0	58%
Plus:
Depreciation and amortization	48.6	52.8	8%
EBITDA	94.3	81.8	15%
Plus:
Share-based compensation expense (a)	1.5	6.4	77%
Loss on impairment of assets (b)	—	10.0	100%
EiP implementation expenses (c)	38.0	25.0	(52)%
Adjusted EBITDA	$133.8	$123.2	9%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, ‘‘Stock Compensation.’’
(b) Represents non-cash charges related to impairments of long-lived assets. For further details, see ‘‘Discussion of Significant Items Affecting the Consolidated Results for the Nine Months Ended September 30, 2018.’’
(c) EiP implementation expenses are related to our enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs) around the world, as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also includes other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure and certain non-recurring costs incurred in connection with the planned and completed dispositions. Beginning in 2019, EiP also includes expenses associated with an enterprise-wide program aimed at revenue growth.

Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Three Months Ended September 30, 2019 and 2018

Depreciation and amortization decreased by $4.2 million to $48.6 million for the 2019 fiscal quarter from $52.8 million for the 2018 fiscal quarter. The effects of foreign currency exchange decreased depreciation and amortization expense by $1.1 million for the 2019 fiscal quarter. In addition, the cessation of depreciation expense at UniNorte following its classification as held for sale during the third quarter of 2018 decreased depreciation and amortization expense by $0.7 million for the 2019 fiscal quarter. Other items decreased depreciation and amortization by $2.4 million.

Share-based compensation expense decreased by $4.9 million to $1.5 million for the 2019 fiscal quarter from $6.4 million for the 2018 fiscal quarter. This decrease was primarily due to the forfeiture of stock awards by a former executive in connection with his separation from the Company.

EiP implementation expenses increased by $13.0 million to $38.0 million for the 2019 fiscal quarter from $25.0 million for the 2018 fiscal quarter. The year-over-year increase in EiP expenses is primarily attributable to the inclusion in EiP of expenses associated with an enterprise-wide program aimed at revenue growth.

The following table presents Adjusted EBITDA and reconciles loss from continuing operations to Adjusted EBITDA for the nine months ended September 30, 2019 and 2018:

			% Change
			Better/(Worse)
(in millions)	2019	2018	2019 vs. 2018
Loss from continuing operations	$(37.8)	$(36.6)	(3)%
Plus:
Equity in net income of affiliates, net of tax	(0.2)	—	nm
Income tax expense	60.7	65.1	7%
Income from continuing operations before income taxes and equity in net income of affiliates	22.7	28.5	(20)%
Plus:
Loss on disposal of subsidiaries, net	1.5	—	nm
Foreign currency exchange loss, net	10.6	44.0	76%
Other income, net	(9.1)	(10.8)	(16)%
Gain on derivatives	(8.1)	(92.1)	(91)%
Loss on debt extinguishment	26.4	7.5	nm
Interest expense	136.4	181.7	25%
Interest income	(9.6)	(9.4)	2%
Operating income	170.9	149.4	14%
Plus:
Depreciation and amortization	145.1	161.2	10%
EBITDA	316.0	310.6	2%
Plus:
Share-based compensation expense (a)	9.2	9.6	4%
Loss on impairment of assets (b)	0.5	10.0	95%
EiP implementation expenses (c)	77.3	60.3	(28)%
Adjusted EBITDA	$403.0	$390.5	3%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, ‘‘Stock Compensation.’’
(b) Represents non-cash charges related to impairments of long-lived assets. For further details, see ‘‘Discussion of Significant Items Affecting the Consolidated Results for the Nine Months Ended September 30, 2018.’’
(c) EiP implementation expenses are related to our enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs) around the world, as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also includes other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure and certain non-recurring costs incurred in connection with the planned and completed dispositions. Beginning in 2019, EiP also includes expenses associated with an enterprise-wide program aimed at revenue growth.

Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Nine Months Ended September 30, 2019 and 2018
Depreciation and amortization decreased by $16.1 million to $145.1 million for the 2019 fiscal period from $161.2 million for the 2018 fiscal period. The effects of foreign currency exchange decreased depreciation and amortization expense by $6.3 million for the 2019 fiscal period. In addition, the cessation of depreciation expense at UniNorte following its classification as held for sale in the third quarter of 2018 decreased depreciation and amortization expense by $2.6 million for the 2019 fiscal period. Other items decreased depreciation and amortization by $7.2 million.

Share-based compensation expense decreased by $0.4 million to $9.2 million for the 2019 fiscal period from $9.6 million for the 2018 fiscal period. This decrease is attributable to the forfeiture of stock options by a former executive in connection with his separation from the Company during the third quarter of 2019, partially offset by the effect of a correction of an immaterial error in the first quarter of 2018, which reduced share-based compensation expense for the 2018 fiscal period.

EiP implementation expenses increased by $17.0 million to $77.3 million for the 2019 fiscal period from $60.3 million for the 2018 fiscal period. The year-over-year increase in EiP expenses is primarily attributable to the inclusion in EiP of expenses associated with an enterprise-wide program aimed at revenue growth, in addition to higher costs for severance and retention bonuses related to our divestiture activity and severance related to streamlining our organizational structure.

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

The following tables, derived from our consolidated financial statements included elsewhere in this Form 10-Q, presents selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended September 30,	2019	2018	2019 vs. 2018
Revenues:
Brazil	$114.1	$121.1	(6)%
Mexico	145.8	148.3	(2)%
Andean	307.3	299.6	3%
Rest of World	52.6	47.7	10%
Online & Partnerships	155.5	165.2	(6)%
Corporate	(1.5)	(3.7)	59%
Consolidated Total Revenues	$773.7	$778.3	(1)%

Adjusted EBITDA:
Brazil	$3.1	$0.7	nm
Mexico	23.1	23.7	(3)%
Andean	92.6	90.6	2%
Rest of World	11.5	8.0	44%
Online & Partnerships	44.3	45.7	(3)%
Corporate	(40.8)	(45.6)	11%
Consolidated Total Adjusted EBITDA	$133.8	$123.2	9%
nm - percentage changes not meaningful

(in millions)			% Change
			Better/(Worse)
For the nine months ended September 30,	2019	2018	2019 vs. 2018
Revenues:
Brazil	$421.1	$469.5	(10)%
Mexico	464.7	463.9	—%
Andean	869.2	844.2	3%
Rest of World	137.2	131.4	4%
Online & Partnerships	477.0	498.2	(4)%
Corporate	(2.1)	(9.4)	78%
Consolidated Total Revenues	$2,367.2	$2,397.8	(1)%

Adjusted EBITDA:
Brazil	$31.3	$52.6	(40)%
Mexico	80.5	82.0	(2)%
Andean	246.1	235.4	5%
Rest of World	20.2	12.0	68%
Online & Partnerships	142.8	136.1	5%
Corporate	(117.9)	(127.6)	8%
Consolidated Total Adjusted EBITDA	$403.0	$390.5	3%

Brazil

Financial Overview
*Percentage change considered not meaningful and, therefore, not shown

Comparison of Brazil Results for the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2018	$121.1	$120.4	$0.7
Organic enrollment (1)	1.2
Product mix, pricing and timing (1)	(7.3)
Organic constant currency	(6.1)	(10.4)	4.3
Foreign exchange	(0.9)	—	(0.9)
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	1.0	(1.0)
September 30, 2019	$114.1	$111.0	$3.1
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues decreased by $7.0 million, a 6% decrease from the 2018 fiscal quarter.

•
Product mix, pricing and timing decreased revenues due to an increase in discounts and scholarships as a percentage of revenue, combined with a reduction in the number of students participating in the Brazilian government student loan program (FIES).

•	Organic enrollment remained relatively flat compared to the 2018 fiscal quarter, increasing revenues by $1.2 million.

•	Revenues represented 15% of our consolidated total revenues for the 2019 fiscal quarter compared to 16% for the 2018 fiscal quarter.

Adjusted EBITDA increased by $2.4 million compared to the 2018 fiscal quarter.

Comparison of Brazil Results for the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2018	$469.5	$416.9	$52.6
Organic enrollment (1)	15.8
Product mix, pricing and timing (1)	(26.1)
Organic constant currency	(10.3)	6.7	(17.0)
Foreign exchange	(38.1)	(35.9)	(2.2)
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	2.1	(2.1)
September 30, 2019	$421.1	$389.8	$31.3
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues decreased by $48.4 million, a 10% decrease from the 2018 fiscal period.

•
Product mix, pricing and timing decreased revenues due to an increase in discounts and scholarships as a percentage of revenue, combined with a reduction in the number of students participating in the Brazilian government student loan program (FIES).

•
Organic enrollment increased during the 2019 fiscal period by 3%, increasing revenues by $15.8 million. The increase in enrollments for the 2019 fiscal period is attributable to growth in distance learning, which has a lower average revenue per student than our campus-based programs.

•	Revenues represented 18% of our consolidated total revenues for the 2019 fiscal period compared to 20% for the 2018 fiscal period.

Adjusted EBITDA decreased by $21.3 million, a 40% decrease from the 2018 fiscal period, primarily due to the impact of increased discounts and scholarships on revenues.

Mexico

Financial Overview
Comparison of Mexico Results for the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2018	$148.3	$124.6	$23.7
Organic enrollment (1)	(2.7)
Product mix, pricing and timing (1)	3.5
Organic constant currency	0.8	0.3	0.5
Foreign exchange	(3.3)	(2.6)	(0.7)
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	0.4	(0.4)
September 30, 2019	$145.8	$122.7	$23.1
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues decreased by $2.5 million, a 2% decrease from the 2018 fiscal quarter.

•	Organic enrollment decreased during the fiscal quarter 1%, decreasing revenues by $2.7 million.

•	Revenues represented 19% of our consolidated total revenues for both the 2019 and the 2018 fiscal quarters.

Adjusted EBITDA decreased by $0.6 million, a 3% decrease from the 2018 fiscal quarter.

Comparison of Mexico Results for the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2018	$463.9	$381.9	$82.0
Organic enrollment (1)	(11.8)
Product mix, pricing and timing (1)	19.1
Organic constant currency	7.3	5.4	1.9
Foreign exchange	(6.5)	(4.6)	(1.9)
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	1.5	(1.5)
September 30, 2019	$464.7	$384.2	$80.5
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $0.8 million from the 2018 fiscal period.

•	Revenues increase from product mix, pricing and timing was partially offset by a decrease in organic enrollment of 2% during the 2019 fiscal period, which decreased revenues by $11.8 million.

•	Revenues represented 19% of our consolidated total revenues for both the 2019 and 2018 fiscal periods.

Adjusted EBITDA decreased by $1.5 million, a 2% decrease from the 2018 fiscal period.

Andean

Financial Overview

Comparison of Andean Results for the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2018	$299.6	$209.0	$90.6
Organic enrollment (1)	15.6
Product mix, pricing and timing (1)	5.2
Organic constant currency	20.8	14.9	5.9
Foreign exchange	(13.1)	(9.2)	(3.9)
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
September 30, 2019	$307.3	$214.7	$92.6
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $7.7 million, a 3% increase from the 2018 fiscal quarter.

•	Organic enrollment increased during the 2019 fiscal quarter by 6%, increasing revenues by $15.6 million.

•	Revenue represented 39% of our consolidated total revenues for the 2019 fiscal quarter compared to 38% for the 2018 fiscal quarter.

Adjusted EBITDA increased by $2.0 million, a 2% increase from the 2018 fiscal quarter.

•	Foreign exchange affected the results for the 2019 fiscal quarter, primarily due to the weakening of the Chilean Peso relative to the USD.

Comparison of Andean Results for the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2018	$844.2	$608.8	$235.4
Organic enrollment (1)	48.9
Product mix, pricing and timing (1)	26.0
Organic constant currency	74.9	52.3	22.6
Foreign exchange	(49.9)	(38.0)	(11.9)
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
September 30, 2019	$869.2	$623.1	$246.1
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $25.0 million, a 3% increase from the 2018 fiscal period.

•	Organic enrollment increased during the 2019 fiscal period by 6%, increasing revenues by $48.9 million.

•	Revenue represented 37% of our consolidated total revenues for the 2019 fiscal period compared to 35% for the 2018 fiscal period.

Adjusted EBITDA increased by $10.7 million, a 5% increase from the 2018 fiscal period.

•	Foreign exchange affected the results for the 2019 fiscal period, primarily due to weakening of the Chilean Peso relative to the USD.

Rest of World

Financial Overview
Comparison of Rest of World Results for the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2018	$47.7	$39.7	$8.0
Organic enrollment (1)	6.2
Product mix, pricing and timing (1)	2.1
Organic constant currency	8.3	4.0	4.3
Foreign exchange	(3.4)	(2.6)	(0.8)
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
September 30, 2019	$52.6	$41.1	$11.5
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $4.9 million, a 10% increase from the 2018 fiscal quarter.

•	Organic enrollment increased during the 2019 fiscal quarter by 13%, increasing revenues by $6.2 million.

•	Revenues represented 7% of our consolidated total revenues for the 2019 fiscal quarter compared to 6% for the 2018 fiscal quarter.

Adjusted EBITDA increased by $3.5 million, a 44% increase from the 2018 fiscal quarter.

•	Foreign exchange affected the results for the 2019 fiscal quarter, primarily due to the weakening of the Australian Dollar relative to the USD.

Comparison of Rest of World Results for the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2018	$131.4	$119.4	$12.0
Organic enrollment (1)	14.0
Product mix, pricing and timing (1)	2.7
Organic constant currency	16.7	7.2	9.5
Foreign exchange	(10.9)	(9.6)	(1.3)
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
September 30, 2019	$137.2	$117.0	$20.2
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $5.8 million, a 4% increase from the 2018 fiscal period.

•	Organic enrollment increased during the 2019 fiscal period by 11%, increasing revenues by $14.0 million.

•	Revenues represented 6% of our consolidated total revenues for the 2019 fiscal period compared to 5% for the 2018 fiscal period.

Adjusted EBITDA increased by $8.2 million, a 68% increase from the 2018 fiscal period.

•	Foreign exchange affected the results for the 2019 fiscal period, primarily due to the weakening of the Australian Dollar relative to the USD.

Online & Partnerships
Financial Overview

Comparison of Online & Partnerships Results for the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2018	$165.2	$119.5	$45.7
Organic enrollment (1)	(1.5)
Product mix, pricing and timing (1)	(8.2)
Organic constant currency	(9.7)	(8.3)	(1.4)
Foreign exchange	—	—	—
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
September 30, 2019	$155.5	$111.2	$44.3
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $9.7 million, a 6% decrease from the 2018 fiscal quarter.

•
Organic enrollment decreased during the 2019 fiscal quarter by 3%, decreasing revenues by $1.5 million. This decrease was attributable to a decrease in organic enrollment at the University of Liverpool and the University of Roehampton as we no longer accept new enrollments at those institutions, partially offset by organic growth at Walden University.

•	A portion of the product mix, pricing and timing decrease was due to higher discounts and scholarships.

•	Revenues represented 20% of our consolidated total revenues for the 2019 fiscal quarter compared to 21% for the 2018 fiscal quarter.

Adjusted EBITDA decreased by $1.4 million, a 3% decrease compared to the 2018 fiscal quarter.

Comparison of Online & Partnerships Results for the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2018	$498.2	$362.1	$136.1
Organic enrollment (1)	(2.9)
Product mix, pricing and timing (1)	(18.3)
Organic constant currency	(21.2)	(27.9)	6.7
Foreign exchange	—	—	—
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
September 30, 2019	$477.0	$334.2	$142.8
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $21.2 million, a 4% decrease from the 2018 fiscal period.

•
Organic enrollment decreased during the 2019 fiscal period by 3%, decreasing revenues by $2.9 million. This decrease was attributable to a decrease in organic enrollment at the University of Liverpool and the University of Roehampton as we no longer accept new enrollments at those institutions, partially offset by organic growth at Walden University.

•	A portion of the product mix, pricing and timing decrease was due to higher discounts and scholarships.

•	Revenues represented 20% of our consolidated total revenues for the 2019 fiscal period compared to 21% for the 2018 fiscal period.

Adjusted EBITDA increased by $6.7 million, a 5% increase compared to the 2018 fiscal period.

Corporate

Corporate revenues represent amounts from our consolidated joint venture with the University of Liverpool, as well as centralized IT costs charged to various segments, offset by the elimination of intersegment revenues.

Operating results for Corporate for the three months ended September 30, 2019 and 2018:

			% Change
			Better/(Worse)
(in millions)	2019	2018	2019 vs. 2018
Revenues	$(1.5)	$(3.7)	59%
Expenses	39.3	41.9	6%
Adjusted EBITDA	$(40.8)	$(45.6)	11%

Comparison of Corporate Results for the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

Adjusted EBITDA increased by $4.8 million, a 11% increase from the 2018 fiscal quarter.

•	Labor costs and other professional fees decreased by $7.3 million for the 2019 fiscal quarter compared to the 2018 fiscal quarter, related to cost-reduction efforts.

•	Other items accounted for a decrease in Adjusted EBITDA of $2.5 million.

Operating results for Corporate for the nine months ended September 30, 2019 and 2018:

			% Change
			Better/(Worse)
(in millions)	2019	2018	2019 vs. 2018
Revenues	$(2.1)	$(9.4)	78%
Expenses	115.8	118.2	2%
Adjusted EBITDA	$(117.9)	$(127.6)	8%

Comparison of Corporate Results for the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

Adjusted EBITDA increased by $9.7 million, an 8% increase from the 2018 fiscal quarter.

•	Labor costs and other professional fees decreased expenses by $22.7 million for the 2019 fiscal period compared to the 2018 fiscal period, related to cost-reduction efforts.

•
Other items accounted for a decrease in Adjusted EBITDA of $13.0 million. This decrease is primarily attributable to the year-over-year impact of the resolution of an earnout liability during 2018 that was related to the 2014 acquisition of Monash South Africa; the reversal of the earnout liability increased Adjusted EBITDA during the 2018 fiscal period.

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

As of September 30, 2019, our secondary source of liquidity was cash and cash equivalents of $323.9 million, which does not include $64.0 million of cash recorded at subsidiaries that are classified as held for sale at September 30, 2019. Our cash accounts are maintained with high-quality financial institutions with no significant concentration in any one institution.

Sale Transactions

On February 1, 2019, we completed the sale of St. Augustine and received net proceeds of approximately $346.4 million (approximately $301.8 million net of cash sold). The Company used $340.0 million of the net proceeds to repay a portion of the 2024 Term Loan, with the remaining proceeds utilized to repay borrowings outstanding under our revolving credit facility.

On February 12, 2019, we completed the sale of our Thailand operations. The total purchase price was approximately $35.3 million, resulting in net proceeds of approximately $26.4 million. Of the $26.4 million in net proceeds, $22.2 million (approximately $18.8 million net of cash sold) was received at closing. Of the remaining balance, $2.8 million was received in May 2019 and the remainder is payable upon satisfaction of certain post-closing requirements.

On April 8, 2019, we completed the sale of our institution in South Africa, Monash South Africa, as well as the sale of the real estate associated with that institution. Including working capital adjustments, the Company received approximately $9.0 million from the buyer, which approximated the amount of cash sold with the business.

On May 9, 2019, we completed the sale of our operations in India for net proceeds of approximately $145.8 million (approximately $77.3 million net of cash sold) after the payment to the 10% minority owners, transaction fees and taxes, as well as receipt in July 2019 of certain taxes that were withheld at closing. The Company used the proceeds to repay a portion of the 2024 Term Loan.

On May 31, 2019, we completed the sale of our institutions in Spain and Portugal and received net proceeds of approximately $906.0 million (approximately $760.0 million net of cash sold). The Company used the net proceeds to repay indebtedness, including full repayment of the remaining balance outstanding under the 2024 Term Loan. Additionally, the buyer assumed debt of approximately $109.0 million.

On August 27, 2019, we completed the sale of our institution in Turkey at a total purchase price of $90.0 million, which consisted of cash proceeds of $75.0 million and deferred purchase price of $15.0 million in the form of an instrument payable one year after closing. At the date of sale, Bilgi had approximately $89.0 million of cash and restricted cash on its balance sheet.

In early October 2019, we completed the previously announced sale of our institution in Panama, in addition to real estate that serves as the institution's campus, and received net proceeds of approximately $80.0 million.

On November 1, 2019, the Company closed on the previously announced sale of its institution UniNorte, a traditional higher education institution in Manaus, Brazil, to Ser Educational. The Company received net cash proceeds of approximately $46.0 million, prior to the payment of estimated closing costs and fees.

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $183.8 million and $195.8 million as of September 30, 2019 and December 31, 2018, respectively.

Indefinite Reinvestment of Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As part of our business strategies, we have determined that, except for one of our institutions in Peru, all earnings from our foreign continuing operations will be deemed indefinitely reinvested outside of the United States. As of September 30, 2019, $316.9 million of our total $323.9 million of cash and cash equivalents were held by foreign subsidiaries, including $163.4 million held by VIEs. These amounts above do not include $64.0 million of cash recorded at subsidiaries that are classified as held for sale at September 30, 2019, of which $62.8 million was held by foreign subsidiaries. As of December 31, 2018, $327.2 million of our total $387.8 million of cash and cash equivalents were held by foreign subsidiaries, including $158.4 million held by VIEs. These amounts above do not include $217.1 million of cash recorded at subsidiaries that were classified as held for sale at December 31, 2018, of which $209.1 million was held by foreign subsidiaries. The VIEs' cash and cash equivalents balances are generally required to be used only for the operations of these VIEs.

Liquidity Requirements

Our short-term liquidity requirements include: funding for debt service (including finance leases); operating lease obligations; payments due to shareholders of acquired companies; payments of deferred compensation; working capital; operating expenses; capital expenditures; payments under our stock repurchase programs; and business development activities.

Long-term liquidity requirements include: payments on long-term debt (including finance leases); operating lease obligations; payments of long-term amounts due to shareholders of acquired companies; payments of deferred compensation; and payments of other third-party obligations.

Debt

As of September 30, 2019, senior long-term borrowings totaled $859.0 million and consisted of $59.0 million of borrowings under our revolving credit facility and $800.0 million in Senior Notes due 2025 that mature in May 2025. As discussed further below, in October 2019, the maturity date of our revolving credit facility was extended from April 2022 to October 2024.

As of September 30, 2019, other debt balances totaled $387.0 million and our finance lease obligations and sale-leaseback financings were $99.7 million. Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries, mortgages payable and notes payable.

Approximately $58.3 million of long-term debt, including the current portion, is included in the held-for-sale liabilities recorded on the consolidated balance sheet as of September 30, 2019. For further description of the held-for-sale amounts see Note 4, Discontinued Operations and Assets Held for Sale, in our consolidated financial statements included elsewhere in this Form 10-Q.

Senior Secured Credit Facility

As of September 30, 2019, the outstanding balance under our Senior Secured Credit Facility was $59.0 million, which consisted entirely of the balance outstanding under our $385.0 million revolving credit facility. As of December 31, 2018, the outstanding balance under our Senior Secured Credit Facility was $1,321.6 million, which consisted of $93.5 million outstanding under our $385.0 million revolving credit facility and an aggregate outstanding balance of $1,228.1 million, net of a debt discount, under the 2024 Term Loan. As described above, during the second quarter of 2019, the Company used proceeds from the sales of discontinued operations to fully repay the outstanding balance under the 2024 Term Loan.

Covenants

Under our Second Amended and Restated Credit Agreement we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant, as defined in the Second Amended and Restated Credit Agreement, unless certain conditions are satisfied. As of September 30, 2019, these conditions were satisfied and, therefore, we were not subject to the leverage ratio covenant. The maximum ratio, as defined, is 3.50x as of September 30, 2019 and thereafter. In addition, notes payable at some of our locations contain financial maintenance covenants.

Amendment of Senior Secured Credit Facility

On October 7, 2019, the Company entered into a Third Amended and Restated Credit Agreement (the Third A&R Credit Agreement). Among other things, the Third A&R Credit Agreement increases the borrowing capacity of our revolving credit facility from $385.0 million to $410.0 million and extends the maturity date from April 26, 2022 to October 7, 2024.

Under the Third A&R Credit Agreement, the revolving credit facility bears interest at a per annum interest rate, at the option of the Company, at either the LIBO rate or the ABR rate, as defined in the agreement, plus an applicable margin of 2.50% per annum, 2.25% per annum, 2.00% per annum or 1.75% per annum for LIBOR loans, and 1.50% per annum, 1.25% per annum, 1.00% per annum or 0.75% per annum for ABR loans, in each case, based on the Company’s consolidated total debt to consolidated EBITDA ratio, as defined in the agreement. The Third A&R Credit Agreement did not change the Company's Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant.

Senior Notes

As of both September 30, 2019 and December 31, 2018, the outstanding balance under our Senior Notes due 2025 was $800.0 million.

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

Due to Shareholders of Acquired Companies

One method of payment for acquisitions is the use of promissory notes payable to the sellers of acquired companies. As of September 30, 2019 and December 31, 2018, we recorded $21.5 million and $45.4 million, respectively, for these liabilities. See also Note 6, Due to Shareholders of Acquired Companies, in our consolidated financial statements included elsewhere in this Form 10-Q.

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

Our total capital expenditures for our continuing and discontinued operations, excluding receipts from the sale of subsidiaries and property equipment, were $114.2 million and $163.6 million during the nine months ended September 30, 2019, and 2018, respectively. The 30% decrease in capital expenditures for the 2019 fiscal period compared to the 2018 fiscal period was driven by lower spending in Costa Rica, Peru and Brazil due to significant capital expenditures made in prior periods to launch several new campuses in these geographies, as well as reduced equipment expenditures in Mexico, combined with reduced capital expenditures as a result of divestitures.

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

Redeemable Noncontrolling Interests and Equity and Payments Related to Divestitures

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

In connection with the sale of NSAD, the Company estimates that it will pay subsidies to the NSAD Buyers for continued operations and campus facilities of up to approximately $5.8 million.

Stock Repurchase Program

On August 8, 2019, the Company announced that its board of directors had authorized a stock repurchase program to acquire up to $150 million of the Company’s Class A common stock. The Company financed the repurchases with operating cash flows and excess cash and liquidity on hand. During the quarter ended September 30, 2019, the Company repurchased 6.2 million shares of its outstanding Class A common stock for a total purchase price of $104.8 million, of which 5.1 million shares totaling $87.9 million had settled by close of business on September 30, 2019. The remaining shares settled in early October 2019 and their purchase price of $16.9 million is recorded as a liability as of September 30, 2019. In early October 2019, the Company's stock repurchases reached the authorized limit of $150.0 million.

On October 14, 2019, the Company's board of directors approved the increase of its existing authorization to repurchase shares of the Company's Class A common stock by $150.0 million for a total authorization (including the previously authorized repurchases) of up to $300.0 million of the Company's Class A common stock. The Company's proposed repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Exchange Act. Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company's board of directors will review the stock repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program.

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

The following table summarizes our cash flows from operating, investing, and financing activities for each of the nine months ended September 30, 2019 and 2018:

(in millions)	2019	2018
Cash provided by (used in):
Operating activities	$312.3	$356.4
Investing activities	1,050.7	226.8
Financing activities	(1,587.6)	(486.9)
Effects of exchange rates changes on cash	(8.8)	(4.5)
Change in cash included in current assets held for sale	157.6	(41.2)
Net change in cash and cash equivalents and restricted cash	$(75.8)	$50.5

Comparison of Cash Flows for the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

Operating Activities
Cash provided by operating activities decreased by $44.1 million to $312.3 million for the 2019 fiscal period from $356.4 million for the 2018 fiscal period. This decrease in operating cash was primarily due to changes in operating assets and liabilities and other working capital, which decreased operating cash by $77.7 million, due largely to the year-over-year effect of cash received during the fall intake cycle of 2018 for entities that were subsequently divested in 2019. In addition, approximately $22.3 million of the decrease is the year-over-year change related to cash payments for derivatives. During the 2019 fiscal period, the Company made a cash payment $8.2 million to settle cross currency and interest rate swaps in Chile, whereas in the 2018 fiscal period the Company had received $14.1 million of cash proceeds from settlement of derivative contracts.

These decreases in operating cash were partially offset by a decrease in cash paid for taxes of $25.6 million, from $105.6 million for the 2018 fiscal period, which included approximately $34.5 million of payments to the Spanish Tax Authorities, to $80.0 million for the 2019 fiscal period. Additionally, cash paid for interest decreased by $30.3 million, from $168.0 million for the 2018 fiscal period to $137.7 million for the 2019 fiscal period, due to decreased interest attributable to lower average debt balances resulting from reductions in debt principal balances.

Investing Activities

Cash provided by investing activities increased by $823.9 million to $1,050.7 million for the 2019 fiscal period from $226.8 million for the 2018 fiscal period. This increase is primarily attributable to: (1) higher cash receipts from the sales of discontinued operations of $765.9 million, from $375.8 million during the 2018 fiscal period (for the sales of our operations in Cyprus, Italy, China, Germany, Morocco and Kendall) to $1,141.7 million during the 2019 fiscal period (for the sales of our St. Augustine, Thailand, South Africa, India, Spain, Portugal and Turkey operations); (2) a decrease in capital expenditures of $49.4 million; (3)

a year-over-year change in cash from derivative settlements for the sale transactions of $22.9 million, related to the foreign exchange swap agreements associated with the sale of the Cyprus and Italy institutions during the 2018 fiscal period and the Spain and Portugal institutions during the 2019 fiscal period; and (4) proceeds of $11.5 million in the 2019 fiscal period from the sale of shares of a preferred stock investment in a private education company, as discussed in Note 19, Fair Value Measurement, in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Partially offsetting these increases in investing cash flows was the effect of proceeds received from corporate-owned life insurance policies during the 2018 fiscal period, resulting in a year-over-year decrease of $24.6 million. Additionally, during the 2019 fiscal period, we made a payment of $1.2 million for a small acquisition in Brazil.

Financing Activities

Cash used in financing activities increased by $1,100.7 million to $1,587.6 million for the 2019 fiscal period from $486.9 million for the 2018 fiscal period. This increase in financing cash outflows was primarily attributable to higher net payments of long-term debt during the 2019 fiscal period as compared to the 2018 fiscal period of $1,010.8 million, as well as higher payments for debt issuance costs and redemption and call premiums during the 2019 fiscal period than in the 2018 fiscal period of $6.1 million, which was mostly related to a debt repayment in Chile. Payments to purchase noncontrolling interest were higher by $5.7 million, primarily attributable to the payment made during the 2019 fiscal period to acquire the remaining 10% noncontrolling interest of one of our operations in India, immediately prior to the sale of those operations. In addition, during the 2019 fiscal period, we made payments of $87.9 million to repurchase shares of our Class A common stock, as discussed above.

These increases in financing cash outflows were partially offset by a $11.1 million reduction in dividend payments for the Series A Preferred Stock (no further dividend payments were required following the April 2018 conversion of the Series A Preferred Stock into Class A common stock). Other items accounted for the remaining difference of $1.3 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2018 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2018 Form 10-K. During the nine months ended September 30, 2019, there were no significant changes to our critical accounting policies.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Part I, ‘‘Item 3. Legal Proceedings’’ in our 2018 Form 10-K and Part II, “Item 1. Legal Proceedings” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019 for information regarding material pending legal proceedings. Except as set forth therein and below, there have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

On September 11, 2019, the People’s Court of Tianxin District, Changsha City, in the People’s Republic of China issued a Notice of Assistance in Enforcement addressed to Lei Lie Ying Limited, a private limited company formerly indirectly owned by us (“LEILY”), and Hunan International Economics University, our former network institution in China (“HIEU”), requesting that (i) the pending disposition of certain land owned by HIEU be frozen, (ii) such land be disposed of instead pursuant to the terms of a series of agreements allegedly entered into in 2009 and (iii) the proceeds thereof be deposited with the court pending final resolution of the dispute. Under the agreements entered into for the sale of our interest in LEILY, we are required to defend this action and to indemnify the purchaser against any liabilities which arise from these claims, subject to an aggregate cap on liability of RMB 400 million (approximately $56 million at September 30, 2019). We believe the claims are without merit and intend to defend vigorously against them.

Item 1A. Risk Factors

There have been no material changes in the Risk Factors included in Item 1A of our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (in thousands, except per share amounts)

The following table provides a summary of the Company’s purchases of its Class A common stock during the three months ended September 30, 2019 pursuant to the Company’s authorized stock repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares yet to be purchased under the plans or programs (1)
7/1/19 - 7/31/19	—	$—	—	$150,000
8/1/19 - 8/31/19	—	—	—	150,000
9/1/19 - 9/30/19	6,150	$17.05	6,150	45,151
Total	6,150	$17.05	6,150	$45,151

(1) On August 8, 2019, the Company announced that its board of directors had authorized a stock repurchase program to acquire up to $150,000 of the Company’s Class A common stock. In early October 2019, the Company's stock repurchases reached the previously authorized limit of $150,000 and, on October 14, 2019, the Company's board of directors approved the increase of its existing authorization to repurchase shares of the Company's Class A common stock by $150,000. See Note 21, Subsequent Events, of our consolidated financial statements included elsewhere in this Form 10-Q.

Item 6. Exhibits
(a) Exhibits filed with this report or, where indicated, previously filed and incorporated by reference:

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.1#	Amended and Restated Sale and Purchase Agreement, dated as of November 22, 2017 and amended and restated on January 11, 2018, by and among LEI European Investments B.V., Laureate International B.V. and Galileo Global Education Luxco S.À R.L.	10-K	001-38002	2.7	03/20/2018
2.2#	Sale and Purchase Agreement, dated April 12, 2018, among LEI European Investments B.V., Laureate International B.V. and Global University Systems Germany B.V.	8-K	001-38002	2.1	04/18/2018
2.3#	Asset Purchase Agreement, dated January 15, 2018, among Kendall College, LLC, The Dining Room at Kendall NFP, National Louis University and Laureate Education, Inc.	8-K	001-38002	2.1	08/07/2018
2.4#	Membership Interest Purchase Agreement, dated April 24, 2018, by and among Laureate Education, Inc., Exeter Street Holdings, LLC, University of St. Augustine for Health Sciences, LLC and University of St. Augustine Acquisition Corp.	10-Q	001-38002	2.4	08/09/2018
2.5#	Sale and Purchase Agreement, dated December 12, 2018, by and among Iniciativas Culturales de España S.L., Laureate I B.V. and Samarinda Investments, S.L.	10-K	001-38002	2.5	02/28/2019
2.6#	Share Purchase Agreement relating to the sale and purchase of equity shares of Pearl Retail Solutions Private Limited, M-Power Energy India Private Limited and Data Ram Sons Private Limited	8-K	001-38002	2.1	05/13/2019
2.7#	Share Purchase Agreement relating to all the shares in the capital of Education Turkey B.V.	8-K	001-38002	2.1	08/29/2019
3.1	Amended and Restated Certificate of Incorporation	S‑1/A	333‑207243	3.1	01/31/2017
3.2	Amended and Restated Bylaws	S‑1/A	333‑207243	3.2	01/31/2017
3.3	Certificate of Retirement of Convertible Redeemable Preferred Stock, Series A	8-K	001-38002	3.1	07/20/2018
4.3	Indenture, dated as of April 26, 2017, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.250% Senior Notes due 2025	8-K	001-38002	4.3	04/27/2017
4.4	Form of 8.250% Senior Note due 2025 (included as Exhibit A to Exhibit 4.3)	8-K	001-38002	4.3	04/27/2017
10.1†	2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	S‑1/A	333‑207243	10.31	11/20/2015
10.2†	2007 Stock Incentive Plan Form of Stock Option Agreement, as amended on August 31, 2010	S‑1/A	333‑207243	10.32	11/20/2015
10.3†	2013 Long-Term Incentive Plan Form of Stock Option Agreement effective as of September 11, 2013	S‑1/A	333‑207243	10.34	11/20/2015
10.4†	Laureate Education, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2009	S‑1/A	333‑207243	10.35	11/20/2015
10.5†	Form of Management Stockholder’s Agreement for equityholders	S‑1/A	333‑207243	10.36	11/20/2015
10.6†	Employment Offer Letter, dated July 21, 2008, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S‑1/A	333‑207243	10.40	11/20/2015
10.7†	Amendment to Employment Offer Letter, dated December 9, 2010, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S‑1/A	333‑207243	10.41	11/20/2015
10.8†	Time‑Based Restricted Stock Agreement, effective August 5, 2008, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S‑1/A	333‑207243	10.42	11/20/2015
10.9†	Form of Time‑Based Restricted Stock Units Agreement, for grants from and after September 11, 2013	S‑1/A	333‑207243	10.43	11/20/2015

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.10	Master Service and Confidentiality Agreement, dated April 28, 2014, by and between Laureate Education, Inc. and Accenture LLP	S‑1/A	333‑207243	10.45	11/20/2015
10.11‡	System Wide Master Agreement, dated April 10, 2015, between Blackboard Inc. and Laureate Education, Inc.	S‑1/A	333‑207243	10.46	11/20/2015
10.12†	Form of Stockholders’ Agreement for Entity‑Appointed Directors	S‑1/A	333‑207243	10.47	11/20/2015
10.13†	Form of Stockholders’ Agreement for Individual Directors	S‑1/A	333‑207243	10.48	11/20/2015
10.14†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement	S‑1/A	333‑207243	10.49	11/20/2015
10.15†	2013 Long-Term Incentive Plan Form of Performance Share Units Agreement	S‑1/A	333‑207243	10.50	11/20/2015
10.17†	Executive Retention Agreement, dated February 25, 2016, by and between Ricardo Berckemeyer and Laureate Education, Inc., effective as of September 1, 2015	S‑1/A	333‑207243	10.54	05/20/2016
10.18†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for 2016 for Named Executive Officers	S‑1/A	333‑207243	10.55	05/20/2016
10.19†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for 2016	S‑1/A	333‑207243	10.56	05/20/2016
10.20†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016 for Named Executive Officers	S‑1/A	333‑207243	10.57	05/20/2016
10.21†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016	S‑1/A	333‑207243	10.58	05/20/2016
10.22†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for 2016 for Named Executive Officers	S‑1/A	333‑207243	10.59	05/20/2016
10.23†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for 2016	S‑1/A	333‑207243	10.60	05/20/2016
10.24	Subscription Agreement, dated as of December 4, 2016, by and among Laureate Education, Inc., Macquarie Sierra Investment Holdings Inc., and each of the other Persons listed on Schedule A and Schedule B thereto.	S‑1/A	333‑207243	10.63	12/15/2016
10.25	Registration Rights Agreement by and among Laureate Education, Inc., each of the Investors set forth on Schedule A thereto, Douglas L. Becker and Wengen Alberta, Limited Partnership	10-K	001-38002	10.29	03/20/2018
10.26	Investors’ Stockholders Agreement by and among Laureate Education, Inc., Wengen Alberta, Limited Partnership and the Investors set forth on Schedule A thereto	10-K	001-38002	10.30	03/20/2018
10.28†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for October 2016	S‑1/A	333‑207243	10.70	01/10/2017
10.29†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for Named Executive Officers for October 2016	S‑1/A	333‑207243	10.71	01/10/2017
10.30†	2013 Long‑Term Incentive Plan Form of Performance Share Units Agreement for October 2016	S‑1/A	333‑207243	10.72	01/10/2017
10.31†	Form of Cash Long‑Term Incentive Plan Agreement	S‑1/A	333‑207243	10.73	01/10/2017
10.32	Amended and Restated Securityholders Agreement by and among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto	8‑K	001‑38002	10.1	02/06/2017

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.33	Amended and Restated Registration Rights Agreement by and among Wengen Alberta, Limited Partnership, Wengen Investments Limited, Laureate Education, Inc. and the other parties thereto	8‑K	001‑38002	10.2	02/06/2017
10.34†	Amendment to the 2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	10-K	001-38002	10.76	03/29/2017
10.36	Seventh Amendment to Amended and Restated Credit Agreement, Amendment to Security Documents, and Release of Foreign Obligations and Certain Credit Parties, dated April 26, 2017, among Laureate Education, Inc., Iniciativas Culturales de España S.L., as the foreign subsidiary borrower, certain domestic subsidiaries of Laureate Education, Inc., Citibank, N.A., as administrative agent and collateral agent, certain financial institutions, and others party thereto	10-Q	001-38002	10.81	05/11/2017
10.37	Second Amended and Restated Credit Agreement, dated as of April 26, 2017, among Laureate Education, Inc., the lending institutions party thereto from time to time, and Citibank, N.A., as administrative agent and collateral agent	10-Q	001-38002	10.82	05/11/2017
10.38	Amended and Restated Guarantee, dated as of April 26, 2017, by Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as guarantors, in favor of Citibank, N.A., as collateral agent	10-Q	001-38002	10.83	05/11/2017
10.39	Amended and Restated Pledge Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as pledgors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.84	05/11/2017
10.40	Amended and Restated Security Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as grantors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.85	05/11/2017
10.41	Second Amended and Restated Collateral Agreement, dated as of April 26, 2017, between Walden University, LLC, certain other domestic subsidiaries of Laureate Education, Inc. from time to time, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.86	05/11/2017
10.42†	Laureate Education, Inc. Amended and Restated 2013 Long-Term Incentive Plan	8-K	001-38002	10.1	06/20/2017
10.43†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Annual Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.51	08/08/2017
10.44†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017	10-Q	001-38002	10.52	08/08/2017
10.45†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017	10-Q	001-38002	10.53	08/08/2017
10.46†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017	10-Q	001-38002	10.54	08/08/2017
10.47†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.55	08/08/2017
10.48†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.56	08/08/2017
10.49†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.57	08/08/2017

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.50†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017 for Certain Executives	10-Q	001-38002	10.58	08/08/2017
10.51†	Form of 2017-2018 Laureate Executive Cash Long-Term Bonus Plan for Certain Executives	10-Q	001-38002	10.59	08/08/2017
10.52†	Employment Offer Letter, dated August 15, 2017, between Laureate Education, Inc. and Victoria Silbey	10-Q	001-38002	10.61	11/08/2017
10.53†	Form of Stock Option Agreement with exercise price of $18.36 for certain executives	10-Q	001-38002	10.64	11/08/2017
10.54†	Form of Stock Option Agreement with exercise price of $21.00 for certain executives	10-Q	001-38002	10.65	11/08/2017
10.55	First Amendment to Second Amended and Restated Credit Agreement, dated as of February 1, 2018 among Laureate Education, Inc., Citibank, N.A., as administrative agent and collateral agent, the other parties and financial institutions party thereto	8-K	001-38002	10.1	02/01/2018
10.56†	Employment Offer Letter, dated November 6, 2017, between Laureate Education, Inc. and Jean-Jacques Charhon	10-K	001-38002	10.67	03/20/2018
10.57†	Transitional Employment Agreement, effective as of November 9, 2017, between Paula Singer and Laureate Education, Inc.	10-K	001-38002	10.68	03/20/2018
10.58	Stock Option Agreement, dated as of January 2, 2018, between Jean-Jacques Charhon and Laureate Education, Inc.	10-Q	001-38002	10.71	05/09/2018
10.59†	Employment Offer Letter, dated May 3, 2018, between Timothy Grace and Laureate Education, Inc.	10-Q	001-38002	10.72	08/09/2018
10.60†	Amended and Restated International Letter of Assignment, dated July 12, 2017, between Neel Broker and Laureate Education, Inc.	10-K	001-38002	10.73	02/28/2019
10.61†	Addendum, dated December 18, 2018, to the Amended and Restated International Letter of Assignment between Neel Broker and Laureate Education, Inc.	10-K	001-38002	10.74	02/28/2019
10.62†	Form of 2019 Annual Incentive Plan	10-Q	001-38002	10.62	08/08/2019
10.63†	Laureate Education, Inc. Severance Policy for Executives	10-Q	001-38002	10.63	08/08/2019
10.64†	Form of Director Indemnity Agreement	10-Q	001-38002	10.64	08/08/2019
10.65†	Separation Agreement, dated July 14, 2019, between Ricardo Berckemeyer and Laureate Education, Inc., effective as of July 15, 2019	10-Q	001-38002	10.65	08/08/2019
10.66†	Separation Agreement and General Release, dated July 25, 2019, between Jose Roberto Loureiro and Laureate Education, Inc., effective as of July 29, 2019	10-Q	001-38002	10.66	08/08/2019
10.67#	Third Amended and Restated Credit Agreement, dated as of October 7, 2019, among Laureate Education, Inc., the lending institutions from time to time parties thereto, and Citibank, N.A., as administrative agent and collateral agent	8-K	001-38002	10.1	10/11/2019
21.1*	List of Subsidiaries of the Registrant
31.1*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32*	Certifications pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
Ex. 101.SCH*	XBRL Taxonomy Extension Schema Document
Ex. 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
Ex. 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
#	Laureate Education, Inc. hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.
†	Indicates a management contract or compensatory plan or arrangement.
‡	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2019.

/s/ JEAN-JACQUES CHARHON
Jean-Jacques Charhon
Executive Vice President and Chief Financial Officer

/s/ TAL DARMON
Tal Darmon
Senior Vice President, Chief Accounting Officer
and Global Controller