Form 10-K
period 2019-12-31
LAUREATE EDUCATION, INC.
filed 2020-02-27
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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
Large accelerated filer ☒                 Accelerated filer ☐             Non-accelerated filer ☐
         Smaller reporting company ☐               Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2019, (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $1.758 billion (based on the closing price of the registrant's Class A common stock on that date as reported on the Nasdaq Global Select Market).
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2020
Class A common stock, par value $0.004 per share	118,578,038 shares
Class B common stock, par value $0.004 per share	90,814,034 shares
Documents Incorporated by Reference
The registrant incorporates by reference its definitive proxy statement with respect to its 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10‑K.

As used in this Annual Report on Form 10‑K (this “Form 10‑K”), unless otherwise stated or the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “Laureate” and similar references refer collectively to Laureate Education, Inc. and its subsidiaries.

Trademarks and Tradenames

LAUREATE, LAUREATE INTERNATIONAL UNIVERSITIES and the leaf symbol are trademarks of Laureate Education, Inc. in the United States and other countries. This Form 10‑K also includes other trademarks of Laureate and trademarks of other persons, which are properties of their respective owners.

Industry and Market Data

We obtained the industry, market and competitive position data used throughout this Form 10‑K from our own internal estimates and research, as well as from industry publications and research, surveys and studies conducted by third‑party sources. This Form 10‑K also contains the results from a study by Kantar Vermeer, a leading third‑party market research organization. We commissioned the Kantar Vermeer study as part of our periodic evaluation of employment rates and starting salary information for our graduates.

Industry publications, studies and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We have not independently verified industry, market and competitive position data from third‑party sources. While we believe that our internal business estimates and research are reliable and the market definitions are appropriate, neither such estimates or research nor these definitions have been verified by any independent source.

Forward‑Looking Statements

This Form 10‑K contains “forward‑looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward‑looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or similar expressions that concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results, and all statements we make relating to (i) our exploration of strategic alternatives and potential future plans, strategies or transactions that may be identified, explored or implemented as a result of such review process and (ii) our planned divestitures, the expected proceeds generated therefrom and the expected reduction in revenue resulting therefrom, are forward‑looking statements. In addition, we, through our senior management, from time to time make forward‑looking public statements concerning our expected future operations and performance and other developments. All of these forward‑looking statements are subject to risks and uncertainties that may change at any time, including, with respect to our exploration of strategic alternatives, risks and uncertainties as to the terms, timing, structure, benefits and costs of any divestiture or separation transaction and whether one will be consummated at all, and the impact of any divestiture or separation transaction on our remaining businesses. Accordingly, our actual results may differ materially from those we expected. We derive most of our forward‑looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward‑looking statements included in this Form 10‑K, are disclosed under various sections throughout this Form 10‑K, including, but not limited to, Item 1-Business, Item 1A-Risk Factors, and Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations. All subsequent written and oral forward‑looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the factors discussed in this Form 10‑K. Some of the factors that we believe could affect our results include:

•	the risks associated with conducting our global operations, including complex business, foreign currency, political, legal, regulatory, tax and economic risks;

•	the risks associated with our exploration of strategic alternatives, including possible disruption to our ongoing businesses and increased transaction-related expenses;

•	our ability to effectively manage the growth of our business, implement common operating models within our country networks and increase our operating leverage;

•	the development and expansion of our operations and the effect of new technology applications in the educational services industry;

•	our ability to successfully complete previously announced divestitures;

•	the effect of existing international and U.S. laws and regulations governing our business or changes to those laws and regulations or in their application to our business;

•	changes in the political, economic and business climate in the international or the U.S. markets where we operate;

•	risks of downturns in general economic conditions and in the educational services and education technology industries that could, among other things, impair our goodwill and intangible assets;

•	possible increased competition from other educational service providers;

•	market acceptance of new service offerings by us or our competitors and our ability to predict and respond to changes in the markets for our educational services;

•	the effect on our business and results of operations from fluctuations in the value of foreign currencies;

•	our ability to attract and retain key personnel;

•	the fluctuations in revenues due to seasonality;

•	our ability to maintain proper and effective internal controls necessary to produce accurate financial statements on a timely basis;

•	our focus on a specific public benefit purpose and producing a positive effect for society may negatively influence our financial performance;

•	the future trading prices of our Class A common stock and the impact of any securities analysts’ reports on these prices; and

•	our ability to maintain and, subsequently, increase tuition rates and student enrollments in our institutions.
We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward‑looking statements contained in this Form 10‑K may not in fact occur. We undertake no obligation to publicly update or revise any forward‑looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Part I

Item 1. Business

Basis of Presentation
As previously reported in our filings with the SEC, we have undertaken strategic reviews of our global portfolio and have announced plans to divest certain of our subsidiaries as part of a strategic shift. This strategic shift will have a significant effect on our operations and financial results. Accordingly, all of the divestitures announced in 2017 and 2018 that are part of this strategic shift, as well as the Company’s operations in the Kingdom of Saudi Arabia that were managed under a contract that expired on August 31, 2019 and was not renewed, are now accounted for as discontinued operations for all periods presented. Unless otherwise indicated, the information in or incorporated by reference into this Form 10-K, including our segment information, relates only to our continuing operations.
Strategic Developments
On January 27, 2020, we announced that our board of directors had authorized the Company to explore strategic alternatives for each of its businesses to unlock shareholder value. As part of this process, we will evaluate all potential options for our businesses, including sales, spin-offs or business combinations. There can be no assurance as to the outcome of this process, including whether it will result in the completion of any transaction, the values that may be realized from any potential transaction or how long the review process will take. In the interim, we will continue to focus principally on the Latin American markets where we operate large scale platforms, as well as on the online market in the United States.
General
We have built the largest international portfolio of degree-granting higher education institutions, primarily focused in Latin America, with approximately 875,000 students enrolled at over 25 institutions with more than 150 campuses included in our continuing operations as of December 31, 2019, which we collectively refer to as the Laureate International Universities network. Our institutes operate within scaled country networks, which provide advantages in terms of shared infrastructure, technology, curricula and operational best practices. The institutions in the Laureate International Universities network are leading brands in their respective markets and offer a broad range of undergraduate and graduate degrees through campus-based, online and hybrid programs. As of December 31, 2019, the vast majority of our students attend traditional, campus-based institutions offering multi‑year degrees, similar to leading private and public higher education institutions in developed markets such as the United States and Europe. Nearly two thirds of our students are enrolled in programs of four or more years in duration.
Our programs are designed with a distinct emphasis on applied, professional-oriented content for growing career fields and are focused on academic disciplines that we believe offer strong employment opportunities and high earnings potential for our students. We continually and proactively adapt our curriculum to the needs of the market. In particular, we emphasize science, technology, engineering and math (STEM) and business disciplines, areas in which we believe that there is large and growing demand, especially in developing countries. Since 2009, we have more than doubled our enrollment of students pursuing degrees in Medicine & Health Sciences, Engineering & Information Technology and Business & Management, our three largest disciplines. We believe that the work of our graduates in these disciplines creates a positive impact on the communities we serve and strengthens our institutions’ reputations within their respective markets. Our focus on private-pay and our track record for delivering high-quality outcomes to our students, while stressing affordability and accessibility, has been a key reason for our long record of success.
We believe that the global higher education market presents an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in many parts of the world. We believe that the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education, creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy.
We operate institutions that address regional, national and local supply and demand imbalances in higher education. As the international leader in higher education, we believe that we are uniquely positioned to deliver high-quality education across different brands and tuition levels in the markets in which we operate. In many developing markets, traditional higher education students (defined as 18-24 year olds) have historically been served by public universities, which have limited capacity and are often underfunded, resulting in an inability to meet growing student demands and employer requirements. Our institutions in these markets offer traditional higher education students a private education alternative, often with multiple brands and price points in each market, with innovative programs and strong career-driven outcomes. In many of these same markets, non-traditional students such as working adults and distance learners have limited options for pursuing higher education. Through targeted programs and multiple teaching modalities, we are able to serve the differentiated needs of this unique demographic.
Our program and level of study mix for 2019 was as follows:

Based on 12/31/2019 total enrollments	Based on 12/31/2019 total enrollments High school students are primarily in Mexico

Our Segments

We have five reportable segments, which are summarized in the charts below. We group our institutions by geography in Brazil, Mexico, Andean and Rest of World for reporting purposes. Our Online & Partnerships segment principally consists of Walden University. The following information for our segments is presented as of December 31, 2019.

Our Industry
We operate in the international market for higher education, which is characterized by a significant imbalance between supply and demand, especially in developing economies. In many countries, demand for higher education is large and growing. GSV Advisors estimates that higher education institutions accounted for total revenues of approximately $1.5 trillion globally in 2015, with the higher education market expected to grow by approximately 5% per annum through 2020. Global growth in higher education is being fueled by several demographic and economic factors, including a growing middle class, global growth in services and technology-related industries and recognition of the significant personal and economic benefits gained by graduates of higher education institutions. At the same time, many governments have limited resources to devote to higher education, resulting in a diminished ability by the public sector to meet growing demand, and creating opportunities for private education providers to enter these markets and deliver high-quality education. As a result, the private sector plays a large and growing role in higher education globally. While the Laureate International Universities network is the largest international network of degree-granting higher education institutions in the world, our total enrollment at December 31, 2019 of approximately 875,000 students represents only 0.4% of worldwide higher education students.
Large, Growing and Underpenetrated Population of Qualified Higher Education Students. According to United Nations Educational, Scientific and Cultural Organization (“UNESCO”), 222.7 million students worldwide were enrolled in higher education institutions in 2017, more than double the 100.2 million students enrolled in 2000, and approximately 90% of those students were enrolled at institutions outside of the United States. In many countries, including throughout Latin America and other developing regions, there is growing demand for higher education based on favorable demographics, increasing secondary completion rates and increasing higher education participation rates, resulting in continued growth in higher education enrollments. While global participation rates have increased for traditional higher education students (defined as 18-24 year olds), the market for higher education is still significantly underpenetrated, particularly in developing countries. For example, participation rates in Brazil and Mexico in 2017 were approximately 36% and approximately 29%, respectively, as compared to approximately 62% in the United States for the same period.
Strong Economic Incentives for Higher Education. According to the Brookings Institution, approximately 3.2 billion people in the world composed the middle class in 2016, a number that is expected to be over five billion people by 2028. We believe that members of this large and growing group seek advanced education opportunities for themselves and their children in recognition of the vast differential in earnings potential with and without higher education. According to 2015 data from the Organization for Economic Co-operation and Development (“OECD”), in the United States and European Union countries that are members of the OECD, the earnings from employment for an adult completing higher education were approximately 74% and approximately 53% higher, respectively, than those of an adult with only an upper secondary education. This income gap is even more pronounced in many developing countries around the world, including a differential of approximately 149% in Brazil, and approximately 102% in Mexico. We believe that the cumulative impact of favorable demographic and socio-economic trends, coupled with the superior earnings potential of higher education graduates, will continue to expand the market for private higher education.
Increasing Role of the Private Sector in Higher Education. In many of our markets, the private sector plays a meaningful role in higher education, bridging supply and demand imbalances created by a lack of capacity at public universities. In addition to capacity limitations, we believe that limited public resources, and the corresponding policy reforms to make higher education systems less dependent on the financial and operational support of local governments, have resulted in increased enrollments in private institutions relative to public institutions. For example, Brazil relies heavily upon private institutions to deliver quality higher education to students, with approximately 73% (in 2016) of higher education students in Brazil enrolled in private institutions.
Favorable Industry Dynamics in Key Latin American Markets. In the large Latin American markets in which we operate, many of the industry trends described above are even more prevalent, with strong growth in higher education over the past 15 years.

	% Private Sector#	No. of Students (‘000)‡		Participation Rate*		Wage Premium†
		2000	2017	2000	2017
Brazil	73%	2,781	8,571	12%	36%	149%
Mexico	34%	1,963	4,430	15%	29%	102%
Peru	N/A	900	1,896	26%	47%	N/A
Chile	72%	452	1,239	27%	64%	137%

#	Based on 2016 OECD data.

‡	Based on 2017 UNESCO data.

*	Based on 2017 UNESCO data; defined as 18-24 year olds.

†	Based on 2015 OECD data.
Increasing Demand for Online Offerings. The acceptance of online learning in higher education is well-established, as evidenced by a survey conducted by the Babson Survey Research Group that reported that approximately 71% of academic leaders rated online learning outcomes as the same or superior to classroom learning in 2014. We believe that increasing student demand (for example, students taking at least one distance education course made up approximately 30% of all higher education enrollments in the United States as of the second half of 2015 according to the Distance Education Enrollment Report 2017), new instruction methodologies designed for the online medium, and growing employer and regulatory acceptance of degrees obtained through online and hybrid modalities will continue to drive online learning growth globally. Moreover, increasing the percentage of courses taught online in a hybrid educational model has significant cost and capital efficiency benefits, as a greater number of students can be accommodated in existing physical campus space.
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
Our Strengths and Competitive Advantages
We believe our key competitive strengths that will enable us to execute our strategy include the following:
Scaled Platform Institutions Across Country Networks. Our scale within the countries in which we operate facilitates distinct advantages for our students and allows us to leverage our operating model across multiple brands in our large markets. It would take a competitor considerable time and expense to establish a country network of similar scale with the high-quality brands, intellectual property and accreditations that we possess.
Our in-country networks facilitate competitive advantages related to:

•
Curricula and Programs. We are able to leverage our curricula and resources, allowing for the rapid deployment of new programs. Increasing amounts of our curricula are being standardized, allowing us to lower the cost of program development by reusing and sharing content, while improving the quality of our programs.

•
Best Practices. Through collaboration across our in-country networks, best practices for key operational processes, such as campus design, faculty training, student services and recruitment, are identified and then rolled out to the institutions within each country.

•
Unified Systems. Our scale also permits increased investment in unified technology systems and an opportunity to leverage standardization of processes, centralization of common services (such as information technology, finance and procurement) and intellectual property, and implementing a common operating model and platform for content development, digital campus experiences, student services, recruitment and administrative services within each country.

Leading Intellectual Property and Technology. We have developed an extensive collection of intellectual property. We believe that this collection of intellectual property, including online capabilities, campus management, faculty training, curriculum design and quality assurance, among other proprietary solutions, provides our students a truly differentiated learning experience and creates a significant competitive advantage for our institutions over competitors. We have made significant investments to create unified technology systems across our in-country networks. These systems will provide data and insights on a scale that we believe will allow us to improve student experience, retention rates and outcomes, while also enabling a more efficient and lower cost educational delivery model.
Long-Standing and Respected University Brands. We believe that we have established a reputation for providing high-quality higher education in the countries in which we operate, and many of our institutions are among the most respected higher education brands in their local markets. Many of our institutions have over 50-year histories and are ranked among the best in their respective countries. For example, Universidade Anhembi Morumbi in Brazil is ranked by Guia do Estudante as one of São Paulo’s top universities, UVM Mexico, the largest private university in Mexico, was ranked eighth among all public and private higher education institutions in that country by Guía Universitaria, an annual publication of Reader’s Digest, Universidad Peruana de Ciencias Aplicadas (“UPC”) recently attained a 4-Star Rating from QS Stars™, making it the only 4-Star Rated university in that country, and Universidad Andrés Bello in Chile is ranked by SCImago among the top three universities in the country.

Many of our institutions and programs have earned the highest accreditation available, which provides us with a strong competitive advantage in local markets. For example, medical school licenses are often the most difficult to obtain and are only granted to institutions that meet rigorous standards. We serve more than 225,000 students in the fields of medicine and health sciences across more than 100 campuses throughout the Laureate International Universities network, including 20 medical schools and 14 dental schools. We believe that the existence of medical schools at many of our institutions further validates the quality of our institutions and programs and increases brand awareness.
Commitment to Academic Quality. We offer high-quality undergraduate, graduate and specialized programs in a wide range of disciplines that generate strong interest from students and provide attractive employment prospects. Our commitment to quality is demonstrated by, for example, the fact that our Brazilian institutions’ IGC scores (an indicator used by the Brazilian Ministry of Education to evaluate the quality of higher education institutions) have increased by more than 25% on average from 2010 to 2018, placing four of our institutions in the top quarter, and 97% of our students in Brazil enrolled in institutions ranked in the top third, of all private higher education institutions in the country. We focus on programs that prepare our students to become employed in high demand professions. Our curriculum development process includes employer surveys and ongoing research into business trends to determine the skills and knowledge base that will be required by those employers in the future. This information results in timely curriculum upgrades, which helps ensure that our graduates acquire the skills that will make them marketable to employers. We are also committed to continually evaluating our institutions to ensure we are providing the highest quality education to our students. Our proprietary management tool, the Laureate Education Assessment Framework (“LEAF”), is used to evaluate institutional performance based on 44 unique criteria across five different categories: Employability, Learning Experience, Personal Experience, Access & Outreach and Academic Excellence. LEAF, in conjunction with additional external assessment methodologies, such as QS Stars™, allows us to identify key areas for improvement in order to drive a culture of quality and continual innovation at our institutions.
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
Attractive Financial Model.

•
Private Pay Model. Approximately 73% of our total revenues for the year ended December 31, 2019 were generated from private pay sources. We believe that students’ and families’ willingness to allocate personal resources to fund higher education at our institutions validates our strong value proposition.

•
Revenue Visibility Enhanced by Program Length and Strong Retention. The length of our programs provides us with a high degree of revenue visibility. The majority of the academic programs offered by our institutions last between three and five years, and nearly two thirds of our students were enrolled in programs of at least four years or more in duration as of December 31, 2019. Additionally, we actively monitor and manage student retention because of the impact it has on student outcomes and our financial results. The historical annual student retention rate, which we define as the proportion of prior year students returning in the current year (excluding graduating students), of 80% has not varied by more than four percentage points in any one year over the last five years. Given our high degree of revenue visibility, we are able to make attractive capital investments and execute other strategic initiatives to help drive sustainable growth in our business.

•
Attractive Margin Profile with Significant Operating Leverage. Our network of universities within each country provides significant advantages of scale, enabling us to operate efficiently with attractive margin levels by leveraging the scale. In 2014, we launched our first Excellence in Process (“EiP”) enterprise wide initiative to optimize and standardize our processes to enable sustained growth and margin expansion. Given the success of the first wave of EiP, we expanded the initiative into other back and mid office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure and certain non-recurring costs incurred in connection with the planned and completed dispositions, in order to generate additional efficiencies and create a more efficient organizational structure. Beginning in 2019, EiP also includes expenses associated with an enterprise-wide program aimed at revenue growth. Our EiP programs have implemented vertical integration of procurement, information technology, finance, accounting, and human resources, enabling us to fully leverage the growing size and scope of our local operations while also enhancing our internal controls and have expanded to leveraging additional opportunities for efficiencies and savings related to the mid office functions (including, for example, student information systems and the enrollment to graduation cycle) as well as general and administrative structure and certain student facing activities.
Our Strategy
The execution of our strategy will be enabled by the following initiatives:
Integration of Latin American Campus-Based Operations Through Common Operating Models Within Each Country. We anticipate that our focus on our core, scaled markets will allow us to integrate our campus-based operations in those markets. Our institutions in Latin America serve approximately 800,000 students in a relatively homogenous operating environment, creating a unique opportunity to harvest the benefits of scale. We believe that by implementing and optimizing our common operating model within each country, we will be able to transition our institutions from operating as decentralized, stand-alone units to operating as an integrated country network.
Tighter integration of our Latin American campus-based operations within each country will also enable us to significantly reduce our cost structure and allow us to leverage the benefits of our scale. By continuing to build on our success with the implementation of EiP, we believe that we can increase consistency and achieve scale with respect to back and mid-office functions, as well as certain front-office functions which impact the student from enrollment through graduation.
We anticipate that the common operating model within each country will enable closer collaboration and will facilitate innovation and improved student experiences, such as joint program development initiatives, increased sharing of best practices and additional coordinated investments in unified technology systems and new capabilities such as artificial intelligence and enhanced data analytics. We believe that this unification will enable us to be more nimble in our day-to-day operations and will allow us to extract valuable insights from more data across our network. We believe that this will enable further innovation and efficiency in our academic model and operations. Further, we believe that this common operating system will enable us to lower the cost of delivery of education, which we believe should lead to improved margins and expanded market share.
Leverage and Expand Existing Portfolio. We will continue to focus on opportunities to expand our programs and the type of students that we serve, as well as our capacity in our markets to meet local demand, leveraging our existing platform to execute on attractive organic growth opportunities. In particular, we intend to add new programs and course offerings, expand target student demographics and, where appropriate, increase capacity at existing campuses, open new campuses and enter new cities in existing markets. We believe that these initiatives will drive growth and provide an attractive return on capital.

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
For 2019, the percentage of student credit hours taken online in our campus-based institutions was approximately 28%, an increase from approximately 11% in 2015. With a common learning management system implemented across our universities, we believe that we have the scale to execute on this market opportunity, allowing us to differentiate ourselves further from our competitors.
We continue to accelerate the advancement of online education programs and technology-enabled solutions that deliver high-quality differentiated student experiences for our institutions at scale.
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

•
Distance Learning in Brazil. The Brazil market offers a unique opportunity to provide a quality and at-scale distance learning offering. The distance learning format reduces the need for on-site support, providing students with flexibility to plan their studies. With an established presence of over 500 active learning centers and nearly 1,000 polo licenses as of December 31, 2019, we have continued to leverage our local brands in Brazil to capitalize on our investment in distance learning centers to support demand.

Our Segments and Institutions
Effective August 9, 2018 (giving effect to discontinued operations and the renaming of our segments), Laureate offers its educational services through five reportable segments:

•	Brazil;

•	Mexico;

•	Andean;

•	Rest of World; and

•	Online & Partnerships.
We determine our segments based on information utilized by our chief operating decision maker to allocate resources and assess performance. See Note 8, Business and Geographic Segment Information, in our consolidated financial statements for financial information regarding our operating segments and financial information about geographic areas; see also “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Segment Results and-Overview-Factors Affecting Comparability-Seasonality” in this Form 10-K.
The following table presents information about the institutions as of December 31, 2019 and excludes institutions that are part of discontinued operations as of that date.

Operating Segment (Enrollment)	Country	Higher Education Institution	Year Joined Laureate Network	Year Founded
Brazil	Brazil	Universidade Anhembi Morumbi (UAM Brazil)	2005	1970
(271,900)		Universidade Potiguar (UnP)	2007	1981
		Centro Universitário dos Guararapes (CUG)	2007	2002
		Faculdade Internacional da Paraíba (FPB)	2007	2005
		Business School São Paulo (BSP)	2008	1994
		FADERGS Centro Universitário (FADERGS)	2008	2004
		Instituton Brasileiro de Medicina de Reabilitação (Uni IBMR)	2009	1974
		Universidade Salvador (UNIFACS)	2010	1972
		Centro Universitário Ritter dos Reis (UniRitter)	2010	1971
		Faculdade dos Guararapes de Recife (FGR)	2012	1990
		FMU Education Group (FMU)	2014	1968
		Faculdade Porto-Alegrense (FAPA)	2014	2008

Mexico	Mexico	Universidad del Valle de México (UVM Mexico)	2000	1960
(204,200)		Universidad Tecnológica de México (UNITEC Mexico)	2008	1966

Andean	Chile	Universidad de Las Américas (UDLA Chile)*	2000	1988
(326,000)		Instituto Profesional AIEP (AIEP)	2003	1960
		Universidad Andrés Bello (UNAB)*	2003	1989
		Instituto Profesional Escuela Moderna de Música (EMM)	2008	1940
		Universidad Viña del Mar (UVM Chile)*	2009	1988
	Peru	Universidad Peruana de Ciencias Aplicadas (UPC)	2004	1994
		CIBERTEC	2004	1983
		Universidad Privada del Norte (UPN)	2007	1994

Rest of World	Australia	THINK Education Group (THINK)	2013	2006
(16,400)		Torrens University Australia (TUA)	2014	2014
	China	Blue Mountains International Hotel Management School-Suzhou (Blue Mountains Suzhou)‡	2008	2004
	New Zealand	Media Design School (MDS)	2011	1998

Online & Partnerships	United Kingdom	Laureate Online Education B.V. (University of Liverpool)†	2004	1881
(56,600)		Laureate Online Education B.V. (University of Roehampton)†	2012	2004
	United States	Walden University	2001	1970

*	Not-for-profit institution consolidated by Laureate as a variable interest entity.

‡	Managed by Laureate as part of a joint venture arrangement.

†	We stopped accepting new enrollments at the University of Roehampton and the University of Liverpool in 2017 and 2018, respectively.
Competition
We face competition in each of our operating segments. We believe that competition focuses on price, educational quality, reputation, location and facilities.
Brazil, Mexico, Andean and Rest of World
The market for higher education outside the United States is highly fragmented and marked by large numbers of local competitors. The target demographics are primarily 18- to 24-year-olds in the individual countries in which we compete. We generally compete with both public and private higher education institutions on the basis of price, educational quality, reputation and location. Public institutions tend to be less expensive, if not free, but more selective and less focused on practical programs aligned around career opportunities. We believe that we compare favorably with competitors because of our focus on quality, professional-oriented curriculum and the competitive advantages provided by our network. At present, we believe that no other company has a similar network of international institutions. There are a number of other private and public institutions in each of the countries in which we operate. Because the concept of private higher education institutions is fairly new in many countries, it is difficult to predict how the markets will evolve and how many competitors there will be in the future. We expect competition to increase as the markets mature.
United States
The post-secondary education market is highly competitive, with no private or public institution holding a significant market share. We compete primarily with public and private degree-granting regionally accredited colleges and universities. Our competitors include both traditional and proprietary colleges and universities offering online programs. Traditional colleges and universities increasingly offer a variety of distance education alternatives to professional adults. Competition from traditional colleges and universities is expected to increase as they expand their online offerings.
We believe that the competitive factors in the post-secondary education market primarily include the following:

•	relevant, high-quality and accredited program offerings;

•	reputation of the college or university and marketability of the degree;

•	flexible, convenient and dependable access to programs and courses;

•	regulatory approvals;

•	qualified and experienced faculty;

•	level of learner support;

•	affordability of the program;

•	availability of Title IV funds;

•	marketing and recruiting effectiveness; and

•	the time necessary to earn a degree.
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
See “Item 1A-Risk Factors-Risks Relating to Our Continuing Business-The higher education market is very competitive, and we may not be able to compete effectively.”

Recent Developments
Sale of Laureate Costa Rica
On January 10, 2020, Laureate International B.V., a Netherlands private limited liability company (“Laureate International”), an indirect, wholly owned subsidiary of the Company, the Company, solely as guarantor of certain of Laureate International’s obligations thereunder, and SP Costa Rica Holdings, LLC, a Delaware limited liability company (“the Costa Rica Buyer”), entered into, and consummated the transactions contemplated by, an Equity Purchase Agreement (the “Costa Rica Agreement”). Pursuant to the Costa Rica Agreement, the Costa Rica Buyer purchased from Laureate International (i) all of the equity units of Education Holding Costa Rica EHCR, S.R.L., which owns, directly or indirectly, all of the equity units of Lusitania S.R.L., Universidad U Latina, S.R.L. (“ULatina”) and Universidad Americana UAM, S.R.L. (collectively, “Laureate Costa Rica”), and (ii) a note due from ULatina to Laureate International. Consideration for the transaction consisted of $15 million paid at closing and up to $7 million to be paid within the next two years if Laureate Costa Rica meets certain performance metrics. Additionally, Laureate Costa Rica retained obligations to pay approximately $30 million in finance lease indebtedness for which the Costa Rica Buyer has no recourse to Laureate International.
Buyer is controlled by certain affiliates of Sterling Capital Partners II, L.P. (“Sterling II”). Sterling II has the right to designate a director to our board of directors pursuant to a securityholders agreement, and Steven Taslitz currently serves as the Sterling-designated director. Mr. Taslitz did not participate in our board of directors’ consideration of the transaction, which was approved by the audit committee of our board of directors as a related party transaction.
Exploration of Strategic Alternatives
On January 27, 2020, we announced that our board of directors had authorized the Company to explore strategic alternatives for each of its businesses to unlock shareholder value. As part of this process, we will evaluate all potential options for our businesses, including sales, spin-offs or business combinations. We have already initiated separate processes to explore the sale of our Peru, Mexico and Australia/New Zealand businesses.
This follows our successful track record over the past several years in divesting higher education institutions across the U.S., Europe, Asia and Africa at accretive valuations.
There can be no assurance as to the outcome of this process, including whether it will result in the completion of any transaction, as to the values that may be realized from any potential transaction or as to how long the review process will take. We do not intend to provide interim updates on the progress of this review unless and until we believe that disclosure is appropriate.
Intellectual Property
We currently own, or have filed applications for, trademark registrations for the word “Laureate,” for “Laureate International Universities” and for the Laureate leaf logo in the trademark offices of all jurisdictions around the world in which we operate institutions of higher learning. We have also registered or filed applications in the applicable jurisdictions in which we operate for the marks “Laureate Online International” and “Laureate Online Education.” In addition, we have the rights to trade names, logos and other intellectual property specific to most of our higher education institutions, in the countries in which those institutions operate.
Employees
As of December 31, 2019, including discontinued operations, we had approximately 50,000 employees, of which approximately 5,000 were full-time academic teaching staff and 18,000 were part-time academic teaching staff. Our employees at many of our institutions outside the United States are represented by labor unions under collective bargaining agreements, as is customary or required under local law in those jurisdictions. At various points throughout the year, we negotiate to renew collective bargaining agreements that have expired or that will expire in the near term. We consider ourselves to be in good standing with all of the labor unions of which our employees are members and believe that we have good relations with all of our employees.
Effect of Environmental Laws
We believe that we are in compliance with all applicable environmental laws, in all material respects. We do not expect future compliance with environmental laws to have a material adverse effect on our business.

Our History
We were founded in 1989 as Sylvan Learning Systems, Inc., a provider of a broad array of supplemental and remedial educational services. In 1999, we made our first investment in global higher education with our acquisition of Universidad Europea de Madrid, and in 2001, we entered the market for online delivery of higher education services in the United States with our acquisition of Walden University. In 2003, we sold the principal operations that made up our then K-12 educational services business and certain venture investments deemed not strategic to our higher education business, and in 2004, we changed our name to Laureate Education, Inc. In August 2007, we were acquired in a leveraged buyout by a consortium of investment funds and other investors. On February 6, 2017, we consummated our initial public offering and shares of our Class A Common Stock began trading on the Nasdaq under the symbol “LAUR”.
Public Benefit Corporation Status
In October 2015, we redomiciled in Delaware as a public benefit corporation as a demonstration of our long-term commitment to our mission to benefit our students and society. Public benefit corporations are a relatively new class of corporations that are intended to produce a public benefit and to operate in a responsible and sustainable manner. Under Delaware law, public benefit corporations are required to identify in their certificate of incorporation the public benefit or benefits they will promote and their directors have a duty to manage the affairs of the corporation in a manner that balances the pecuniary interests of the stockholders, the best interests of those materially affected by the corporation’s conduct, and the specific public benefit or public benefits identified in the public benefit corporation’s certificate of incorporation. Public benefit corporations organized in Delaware are also required to assess their benefit performance internally and to disclose publicly at least biennially a report detailing their success in meeting their benefit objectives.
Our public benefit, as provided in our certificate of incorporation, is to produce a positive effect (or a reduction of negative effects) for society and persons by offering diverse education programs delivered online and on premises operated in the communities that we serve. By doing so, we believe that we provide greater access to cost-effective, high-quality higher education that enables more students to achieve their academic and career aspirations. Most of our operations are outside the United States, where there is a large and growing imbalance between the supply and demand for quality higher education. Our stated public benefit is firmly rooted in our company mission and our belief that when our students succeed, countries prosper and societies benefit. Becoming a public benefit corporation underscores our commitment to our purpose and our stakeholders, including students, regulators, employers, local communities and stockholders.
Certified B Corporation
While not required by Delaware law or the terms of our certificate of incorporation, we have elected to have our social and environmental performance, accountability and transparency assessed against the proprietary criteria established by an independent non-profit organization. As a result of this assessment, we have been designated as, and have maintained our certification as, a “Certified B CorporationTM” under the standards set by an independent organization, which refers to companies that are certified as meeting certain levels of social and environmental performance, accountability and transparency.
Available Information
Our principal executive offices are located at 650 S. Exeter Street, Baltimore, Maryland 21202, telephone (410) 843-6100. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge to stockholders and other interested parties through the “Financials” portion of our investor relations website at http://investors.laureate.net as soon as reasonably practical after they are filed with the SEC. Various corporate governance documents, including our Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Corporate Governance Guidelines and Code of Conduct and Ethics are available without charge through the “Leadership and Governance” portion of our investor relations website, listed above.
Industry Regulation
Australian Regulation
We operate two post-secondary educational institutions in Australia-Torrens University Australia Ltd (“Torrens”) and Think: Colleges Pty Ltd (“Think”).
In Australia a distinction is made between higher education organizations and vocational education.

Higher education providers consist of public and private universities, Australian branches of overseas universities and other higher education providers. Higher education qualifications consist of undergraduate awards (bachelor’s degrees, associate degrees and diplomas) and postgraduate awards (graduate certificates and diplomas, master’s degrees and doctoral degrees). The regulation of higher education providers is undertaken at a national level by the Tertiary Education Quality and Standards Agency (“TEQSA”). All organizations that offer higher education qualifications in or from Australia must be registered by TEQSA. Higher education providers that have not been granted self-accrediting status must also have their courses of study accredited by TEQSA. Registration as a higher education provider is for a fixed period of up to seven years. TEQSA regularly reviews the conduct and operation of accredited higher education providers.
The vocational education and training (“VET”) sector consists of technical and further education institutes, agricultural colleges, adult and community education providers, community organizations, industry skill centers and private providers. VET qualifications include certificates, diplomas and advanced diplomas. The regulation of VET providers is undertaken at a national level by the Australian Skills Quality Authority (“ASQA”). Organizations providing VET in Australia must be registered by ASQA as a Registered Training Organisation. Courses offered by Registered Training Organisations need to be accredited by ASQA. Registration as a registered training organization is for a fixed period of up to seven years. ASQA regularly reviews the conduct and operations of registered training organizations.
Torrens is one of 43 universities in Australia. It is a for-profit entity and registered as a university by TEQSA. As a self-accrediting university, it is not required to have its courses of study accredited by TEQSA. Torrens is also registered by ASQA as a Registered Training Organisation and is thus entitled to offer vocational and training courses.
Think is one of approximately 5,000 Registered Training Organisations in Australia and in that capacity is regulated by ASQA. It is also registered as a higher education provider by TEQSA. Its higher education courses require, and have received, accreditation by TEQSA.
Australia also maintains a Commonwealth Register of Institutions and Courses for Overseas Students (“CRICOS”) for Australian educational providers that recruit, enroll and teach overseas students. Registration in CRICOS allows providers to offer courses to overseas students studying on Australian student visas. Both Torrens and Think are so registered.
The Commonwealth government has established income-contingent loan schemes that assist eligible fee-paying students to pay all or part of their tuition fees (separate schemes exist for higher education and vocational courses). Under the schemes, the relevant fees are paid directly to the institutions. A corresponding obligation then exists from the participating student to the Commonwealth government. Neither Torrens nor Think have any responsibility in connection with the repayment of these loans by students and, generally, this assistance is not available to international students. Both Torrens and Think are registered for the purposes of these plans (a precondition to their students being eligible to receive these loans).
Brazilian Regulation
The Brazilian educational system is organized according to a system of cooperation among federal, state and local governments. Higher education (i.e., undergraduate and graduate level education provided by public and private higher education institutions (“HEI”)) is regulated primarily at the federal level, particularly in terms of public policy goals, accreditation and academic oversight. The legislative influence of state and municipal governments is generally restricted to taxation, real estate and operational permitting issues.
With respect to the federal role, The National Educational Basis and Guidelines Law (“LDB”), provides the general framework for the provision of educational services in Brazil and establishes the duty of the federal government to:

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
The responsibility of the federal government in regulating, monitoring and evaluating higher education institutions and undergraduate programs is exercised by the Ministry of Education (“MEC”), along with a number of other federal agencies and related offices.

MEC
MEC is the highest authority of the higher education system in Brazil and has the power to issue implementing rules (regulations, notices, and technical advisories governing the conduct of higher education), as well as to regulate and monitor the higher education segment. By exercising its duties, MEC has the power to confirm decisions from the National Board of Education (“CNE”) regarding the accreditation and reaccreditation of institutions of higher education, as well as legal opinions and regulatory proposals coming from the Board. MEC is also responsible for validating the criteria and methodology employed by the National Institute of Educational Studies Anísio Teixeira (“INEP”).
CNE-National Board of Education
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
INEP-National Institute of Educational Studies Anísio Teixeira
INEP is a federal agency linked to MEC that is the primary statistical and information-gathering body for the entire Brazilian education system. The performance data that it collects and publishes is used by MEC, the legislature and the rest of the executive branch, as well as the public, to debate and make policy and programmatic decisions about education. INEP is responsible for the National Higher Education Evaluation System (“SINAES”) and will coordinate and execute on-site visits to Higher Education institutions in the process of accreditation/reaccreditation of institutions and undergraduate programs.
CONAES-National Commission on Higher Education Evaluation
CONAES is a committee under MEC supervision composed of 13 members, created to coordinate and monitor SINAES. To fulfill that duty, CONAES can establish guidelines to be followed by INEP in the development of evaluation tools, as well as submit the list of programs to be evaluated by the National Examination of Student Performance (“ENADE”).
SERES-Higher Education Regulation and Supervision Secretariat
In 2011, SERES-which operates as a MEC branch-became the specific agency directly responsible for regulation and supervision of public and private HEIs, as well as undergraduate courses and lato sensu graduate programs, for both face-to-face and distance learning modalities. Its mission is to elevate the quality level of all higher education through the establishment of guidelines for the expansion of HEIs and their courses, in accordance with national curriculum guidelines and proprietary quality parameters.
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
According to the LDB, higher education can be offered by public or private higher education institutions. A private institution of higher education shall be controlled, managed and maintained by an individual person(s) or legal entity, in either case referred to as the “mantenedora.” The mantenedora is responsible for obtaining resources to meet the needs of the duly authorized HEI, which in regulatory terms is referred to as the “mantida.” A mantenedora may be authorized to operate more than one mantida. In any case, the mantenedora is legally and financially responsible for all of its mantidas. Each of our HEIs in Brazil is maintained by a Laureate-controlled mantenedora.
Regarding their organizational and academic prerogatives, institutions of undergraduate learning can be:

•
Colleges (faculdades): Colleges are institutions of public or private education offering degree programs in more than one area of knowledge that are supported by a single supporting entity and have specific administration and management. Colleges may offer programs at the following levels: traditional undergraduate programs, technological undergraduate programs, specialization and graduate programs (master’s and Ph.D. degrees). Colleges do not have minimum requirements for the qualifications of professors and their labor practices and cannot establish new campuses or create programs and new locations without the prior permission of MEC.

•
University Centers (centro universitários): University centers are public or private educational institutions that offer a variety of programs in higher education, including undergraduate programs, extension courses and lato sensu graduate programs-master’s and Ph.D. degrees; they must also provide learning opportunities and career development for their professors. At least one third of the faculty of a university center must be composed of persons with master’s or doctorate degrees. In addition, at least one fifth of its professors must be composed of professors who work full time. University centers have the autonomy to create, organize and extinguish individual courses and degree programs, as well as relocate or expand locations in their existing programs in the municipality in which the university center’s headquarters is located, without the prior permission of MEC. Under certain circumstances, university centers are allowed to open campuses outside the municipality in which its seat is located; however, such campuses will not enjoy the same autonomy prerogatives.

•
Universities (universidades): Universities are public or private institutions of higher education that offer several degree programs, extension activities and development of institutional research. Like the university centers, at least one third of the faculty of a university must be composed of persons with master’s or doctorate degrees. In addition, at least one third of a university’s faculty must be composed of professors who work full time. Similar to university centers, universities have autonomy to create, organize and extinguish individual courses and degree programs, as well as to relocate or expand locations in their existing programs in the municipality in which the university’s headquarters is located, without prior permission of MEC. Additionally, universities have the ability, upon prior authorization by MEC, to apply for accreditation of new campuses and courses outside the municipality in which the university’s seat is located, provided that they are within the same state as the seat, and, under certain circumstances, autonomy might be extended to them as well.

Among the HEIs in the Laureate International Universities network, there are three faculdades (Faculdade Internacional da Paraíba, located in João Pessoa, PB; Faculdades Porto-Alegrense, located in Porto Alegre, RS; and Faculdade dos Guararapes de Recife, located in Recife, PE), five university centers (FADERGS Centro Universitário, located in Porto Alegre, RS; Centro Universitário dos Guararapes, located in Jaboatão dos Guararapes, PE; FMU Education Group, located in São Paulo, SP; Centro Universitário Ritter dos Reis, located in Porto Alegre, RS; and Instituto Brasileiro de Medicina de Reabilitação-IBMR, located in Rio de Janeiro, RJ), as well as three universities (Universidade Potiguar, located in Natal, RN; UNIFACS-Universidade Salvador, located in Salvador, BA; and Universidade Anhembi Morumbi, located in São Paulo, SP). In addition, Business School São Paulo, which is a professional degree-granting institution, is owned and operated by Universidade Anhembi Morumbi, and CEDEPE Business School, which is a professional degree-granting institution, is operated as a division of the Guararapes operation. As noted below, each form of HEI is entitled to a different level of autonomy within the regulatory framework. In turn, we factor the respective levels of autonomy into the operational strategy for each HEI, as the requirement of prior or post-facto MEC approval can delay or nullify specific new campus expansion projects, new course offerings, and increases in the number of authorized seats per course.
Legislation provides for specific levels of didactic, scientific and administrative autonomy to universities, university centers and colleges in differing degrees with the aim of limiting outside influence by other institutions or persons outside of the HEI’s internal governance structure.
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
Although colleges have administrative autonomy, they do not enjoy academic autonomy and, therefore, are subject to MEC’s prior authorization to create new programs and degree programs.

Distance education. Distance Education, or Educação a Distância (“EaD”), in Brazil is primarily regulated by the LDB. The law defines EaD as an educational modality in which the didactic and pedagogical measurement in teaching and learning processes occur with the use of media, information and communication technologies, with students and teachers developing educational activities at a different place and/or time.
EaD programs can be offered at different levels and types of higher education, covering continuing education programs, undergraduate, specialization, master’s and Ph.D., as well as professional education (including technical, medium and technological level of higher education). Universities and university centers accredited to offer EaD programs may create, organize and terminate programs, upon notice to MEC. Colleges (‘faculdades’) must seek prior MEC authorization.
The new regulatory framework for distance education (Decree # 9.057/2017) significantly reduced the regulatory and operational hindrances to the expansion of undergraduate and postgraduate, allowing a specific accreditation to offer EaD programs exclusively, without the need of a prior face-to-face HEI accreditation, making it possible to create a HEI dedicated to EaD programs, with lower operational costs and reduced regulatory complexity. Further, another characteristic of EaD programs in Brazil-the mandatory presence of brick-and-mortar support facilities, or ‘polos’, for in-person activities such as professional practice labs and exams-has been relaxed, thus making full online programs possible.
Under the new regulation, the need for classroom activities to be developed at the polos will be determined by the pedagogical projects of the respective programs, according to an HEI’s own discretion. However, curriculum guidelines published by the National Board of Education may require activities to be developed in laboratory or professional settings, which may compromise some of this prerogative.
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
HEIs offering EaD programs, including their polos, are subject to inspection by MEC at any time, as to determine compliance with legal and regulatory requirements. EaD certificates or diplomas issued by accredited HEIs have national validity, with the same force and effect as those issued for face-to-face programs.
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
Following accreditation, colleges must obtain MEC permission to offer new undergraduate degree programs. As consequence of their autonomy, universities and university centers do not require MEC authorization to create programs in the city in which the university’s or university center’s headquarters are located. They need only inform MEC about the programs they offer for registration, evaluation and subsequent recognition. However, the creation of graduate programs in law, medicine, dentistry, nursing and psychology, whether by colleges, universities or university centers, are subject to the opinion of the proper professional associations.
Once a non-autonomous institution gets authorization to offer a particular program, it has to seek accreditation in the period between 50% and 75% of the program’s completion. Institutional and programmatic accreditation has to be renewed periodically in accordance with the regularly applicable MEC evaluation process.
Decree n. 9.235, published in December 2017, condensed various directives present in several normative instruments and set procedural standards and decision models for accreditation. The new regulation eliminated the need for a previous mandatory decision of MEC, which effectively granted wider autonomy to HEIs. Such autonomy, however, is tied to a performance score beyond the merely satisfactory grade in the official evaluation integrated with the accreditation process.
This increased autonomy primarily benefits university-like structures (i.e., universidades and centros universitarios). As already mentioned, Universidades are now allowed to have the same autonomy prerogatives at their satellite campuses as they already enjoy at their headquarters, such as program creation, seat openings, etc. They must, however, sustain above average performance scores and the same minimum proportion of faculty (one-third) working full time and/or with a master’s/Ph.D. at each campus receiving autonomy. Centros universitarios, once geographically limited to the headquarters municipality, are now allowed to expand statewide, although there will be no autonomy prerogatives for such units; their new programs and seat expansion initiatives will have to be authorized by MEC.
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
External evaluations of institutions of higher education are carried out by INEP in two instances, first, when an institution applies for its first accreditation and second, by the end of each of SINAES’s evaluation, primarily based on the following criteria: (i) institutional development plan; (ii) social and institutional responsibility; (iii) infrastructure and financial condition; and (iv) pedagogical monitoring of student academic performance.
The evaluation of graduate programs is made by the Coordination of Superior Level Staff Improvement, which is responsible for establishing the quality standard required of master’s and doctoral programs, along with the identification and evaluation of the courses that meet this standard.
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
Transfer of control. Although changes of control exercised by Laureate do not ordinarily need MEC prior approval or review, due to the level of Laureate’s consolidated gross revenues throughout Brazil, current Brazilian law requires that every control transaction, with limited exceptions, that Laureate enters into must be submitted to the Brazilian anti-trust authority, the Conselho Administrativo de Defesa Economico (the “CADE”), for approval. Such request for approval must be granted prior to the definitive closing of such transaction. CADE has the power to reject and/or alter any transaction or any part of a transaction that it deems to unduly restrict competition.
Incentive programs. Programa Universidade Para Todos (“PROUNI”) is a federal program of tax benefits designed to increase higher education participation rates by making college more affordable. PROUNI provides private HEIs with an exemption from certain federal taxes in exchange for granting partial and full scholarships to low-income students enrolled in traditional and technology undergraduate programs. All of our HEIs adhere to PROUNI.
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
An HEI that has joined PROUNI and remains in good standing is exempt, in whole or in part, from the following taxes during the period in which the term of membership is in effect:

•	IRPJ (income tax) and CSLL (social contribution), with respect to the portion of net income in proportion to revenues from traditional and technology undergraduate programs; and

•	Cofins (Contribution for the Financing of Social Security) and PIS (Program of Social Integration), concerning revenues from traditional and technology undergraduate programs.
A number of municipal and state governments have sought to replicate PROUNI by creating their own programs that, for example, offer tax incentives through a reduction in, or credits against, the ISS (Municipal Services Tax) in exchange for scholarships to targeted social groups or professions. Laureate owns and operates HEIs in several jurisdictions in which such local incentive programs are in force.

Student financing program. Fundo de Financiamento Estudantil (“FIES”) is a federal program established to provide financing to students enrolled in courses in private institutions of higher education that have achieved a minimum satisfactory evaluation according to SINAES and receive a grade of 3 or higher out of 5 on the ENADE.
Under this basic structure, FIES targets both of the government’s education policy goals: increased access and improved academic quality outcomes. The HEI receives the benefit of the FIES program through its participation in the intermediation of CFT-E (Certificado Financeiro do Tesouro) bonds, which are public bonds issued to the HEI by the federal government that the HEI may use to pay the national social security tax imposed by the INSS (National Social Security Institute) and certain other federal tax obligations. If the HEI is current with its taxes (i.e., it possesses a tax clearance certificate and is not otherwise involved in any tax-related disputes with the federal government that are not being defended in compliance with applicable security/bond requirements), then the HEI also has the option to sell the bonds for cash in a public auction conducted by one of the government-sponsored banks.
Following changes initiated in 2014, a new FIES reform was implemented by Law n. 13.530/2017, which amended the original FIES legal statute (Law n. 10.260/2001). The current FIES offer conditions were first consolidated for the 2018.1 candidate selection.
The traditional FIES financing program continues to be offered to candidates with a family income of up to three times the minimum wage, and while the previous 18-month grace period was eliminated, financing will have a zero interest rate. The risk is borne by a new guarantee fund-called FG-FIES-which may have initial public contributions of up to R$ 3 billion, and contributions from HEIs ranging from 13% for the first year, between 10% and 25% for the second to fifth year (according to delinquency-related variances), and at least 10% from the sixth year on.
The second financing offer-called P-FIES-originally had two variables, according to the funding sources (either the Constitutional/Regional Development Funds or the BNDES). The distribution of vacancies for this modality favors programs offered in corresponding regional limits and is operated strictly by financial agents, who bear the risks of the operation, but are entitled to charge for interest.
Further reforms were implemented in December 2019, following government claims that program sustainability should be a primary concern to the traditional FIES program, as well as to promote meritocracy as part of eligibility criteria. Therefore, better academic performance will be required from applicants.
On the other hand, there was considerable flexibilization for P-FIES, the most significant being to disregard the applicant’s family income as a condition to financing access. P-FIES will also free candidates from the usual selection via ENEM (Exame Nacional do Ensino Medio-the official, non-mandatory high school national examination promoted by MEC), as well as allow students to apply for financing at any time, and for private banks to offer credit lines, effectively untying P-FIES from the traditional FIES annual chronogram and original modelling. Operational regulations that will detail the application, selection and contracting, including the maximum and minimum financing amounts, are expected to be implemented in the first quarter of 2020.
As of December 31, 2019, approximately 6.7% of our students in Brazil participated in FIES, representing approximately 13% of our Brazil 2019 net revenues.
Chilean Regulation
The Political Constitution of the Republic of Chile guarantees every individual’s right to education and sets forth the state’s obligation to promote the development of education at all levels. It also provides for liberty in teaching, which includes the right to open, organize and maintain educational institutions, providing that a Constitutional Organic Law, which requires a super-majority vote in the Chilean Congress, must establish the requirements for the official recognition of educational institutions.
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
In the case of higher education, the law provides a licensing system for new institutions that, once completed, makes it possible for these institutions to achieve full autonomy. This autonomy consists of every higher education institution’s right to govern itself, as provided in its bylaws, in all matters regarding the fulfillment of its purpose, and encompasses academic, economic and administrative autonomy. Academic autonomy includes the higher education entities’ power to decide by themselves the manner in which their teaching, research and extension functions will be fulfilled and the establishment of their curricula and programs. Economic autonomy makes it possible for those establishments to manage their resources to fulfill their goals pursuant to their bylaws and the laws, while administrative autonomy empowers each higher education establishment to organize its operation in the form deemed most appropriate in accordance with its bylaws and the relevant laws.
The Ministry of Education (“MINEDUC”) is the department of state in charge of promoting the development of education at all levels. Its functions include those of proposing and assessing the policies and plans for educational and cultural development, assigning the necessary resources for the conduct of educational and cultural extension activities, evaluating the development of education, discussing and proposing general norms applicable to the sector and overseeing their enforcement, granting official recognition to educational institutions, supervising the activities of its dependent units and fulfilling the other functions assigned by the law.
The New Higher Education Law (the “New Law”), enacted on May 29, 2018, introduced major changes in the higher education sector. It created the Superintendency of Higher Education, whose purpose is to supervise and oversee compliance with the legal and regulatory provisions that regulate the higher education institutions in its field of competence as well as to supervise the allocation of resources by higher education institutions to ensure their allocation to appropriate purposes in accordance with the law and each institution’s bylaws. The Superintendency of Higher Education is empowered to enter the premises of the universities it supervises when necessary, in order to request documents for inspection processes, and carry out on-site audits. In the case of related parties, the Superintendency may request any information it deems appropriate for its audit processes, may supervise “by the means it deems appropriate” all operations, assets, files, etc. of the individuals or institutions supervised, as well as of the related third entities, and will be able to summon for deposition any person related to the institution who has had transactions with the institution. The Superintendency is empowered to impose fines for infractions. The Superintendency also is empowered to issue regulations to effectuate its responsibilities under the New Law.
The Undersecretary of Higher Education, which replaced the MINEDUC’s Higher Education Division, will serve as a direct collaborator with the Minister of Education in the preparation, coordination, execution and evaluation of policies and programs for higher education, especially in matters relating to its development, promotion, internationalization and ongoing improvement, both in the university and in the technical-professional subsystems.
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
The National Accreditation Commission (Comisión Nacional de Acreditación) is an autonomous entity, the function of which is to verify and promote the quality of the autonomous universities, professional institutes and technical training centers and of the courses of study and programs offered by them. The National Accreditation Commission is in charge of the institutional accreditation of higher education institutions and specialty programs in the area of medicine and education, authorizes the private agencies in charge of certifications of undergraduate programs and bachelor programs, and supervises their operation.

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
Organization and recognition of higher education institutions. The law recognizes state-owned higher education institutions, which may only be created by a law, and private institutions, which must be organized in accordance with provisions contained in the law. The Chilean legislation provides that the state will officially recognize the following higher education institutions:

•
Universities: Universities may grant professional certificates and all kinds of academic degrees, including graduate certificates, bachelor’s degrees and Ph.Ds. Universities are the only institutions entitled to grant professional certificates with respect to which the law requires having previously obtained a bachelor’s degree.

•
Professional Institutes: Professional institutes may only confer professional certificates of the type that do not require a bachelor’s degree, and technical certificates of a superior level to those students who have completed programs of at least 1,600 class hours without receiving a bachelor’s degree.

•	Technical Training Centers: Technical training centers may only confer a technical certificate of a superior level to those students who have completed programs of at least 1,600 class hours.

•	Educational institutions of the armed forces and police.
Private universities must be created in accordance with the procedures set forth by law and must always be not-for-profit entities in order to be officially recognized.
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
The official recognition of a higher education institution may be revoked and, in the case of universities, their legal existence may be revoked through a supported Statutory Decree of the MINEDUC, after a decision of the National Education Council adopted by the majority of its members in a meeting called for that sole purpose and after hearing the affected party if that party (i) fails to comply with the objectives set forth in its bylaws, (ii) conducts activities contrary to morals, public order, good customs or national security, (iii) commits gross violations of its bylaws or (iv) ceases to confer professional certificates to its graduates.
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
Tax benefits. Chilean universities recognized by the state, and the associations, corporations, partnerships and foundations that are created, organized or maintained by those universities, are exempt from paying tax on the income arising exclusively from their educational activities. Likewise, educational institutions are exempt from paying value-added tax, an exemption that is limited to the revenues arising from their teaching activities. Additionally, universities are exempt from paying withholding taxes for payments made abroad. There are also specific tax benefits for donations made to universities.
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
Under the Crédito con Aval del Estado (the “CAE Program”), the state guarantees up to 90% of the principal plus interest on loans granted by financial institutions to students of higher education at autonomous, accredited institutions officially recognized by the state that select their first-year students on the basis of the score obtained in the university admission test and that use the aforesaid indirect contribution by the state exclusively for institutional development purposes.
The Nuevo Milenio Scholarship (“NMS”) program supports access to vocational and technical education for students in the lowest 70% (NMS I) or 50% (NMS II) income who met or exceeded certain academic standards by providing annual scholarships (i) under NMS I in amounts up to CLP 600,000 and (ii) under NMS II in amounts up to CLP 860,000 per year.
Provisional administrator. In December 2014, the Chilean Congress adopted the Provisional Administrator Law, which provides for the appointment of a provisional administrator or closing administrator to handle the affairs of failing universities or universities found to have breached their bylaws.
Recent developments. On May 29, 2018, the New Law was enacted. Among other things, the New Law prohibits conflicts of interests and related party transactions involving universities and their controlling parties, with certain exceptions, including the provision of services that are educational in nature or essential for the university’s purposes.
The New Law established the Superintendency of Higher Education, with authority to regulate institutions of higher education and promulgate regulations and procedures implementing the New Law. As of May 29, 2019, the New Law’s provisions regarding related party transactions came into force, and the Superintendent has since issued some further interpretive guidance and regulations. Immediately prior to these provisions coming into force, each of the Chilean non-profit universities and the relevant Laureate services provider reached an agreement to terminate the prior network services agreement in favor of an open bidding process, wherein unrelated third parties and Laureate-related providers were invited to compete in the provision of the range of services that are essential to the fulfillment of each of their academic missions. Each of the Chilean non-profit universities has completed all of the bidding and contractual processes subsequent to the May 2019 contract terminations. The Company participated in these open bid processes, conducted by a third party, and was judged to have submitted the superior bid in many of them. Awarded contracts entered into force once the applicable university’s board approved them or in January 2020, in the case of some of the educational services, due to the academic calendar. Within the ordinary regulatory course of supervision, the Company and its Chilean non-profit universities will continue to interact with the Superintendent to maintain compliance with the New Law. We do not believe that the New Law will change our relationship with our two technical-vocational institutes in Chile that are for-profit entities. Additionally, we will continue to evaluate our accounting treatment of the Chilean non-profit universities to determine whether we can continue to consolidate them. Our continuing evaluation of the impact of the New Law may result in changes to our expectations due to changes in our interpretations of the law, assumptions used, and additional guidance that may be issued.
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
Some functions are exclusive to the Federal Ministry of Education, such as the establishment of study plans and programs for Basic and Mid-Superior education services. There are also concurrent functions, such as the granting and withdrawal of governmental recognition of validity of studies (Reconocimiento de Validez Oficial de Estudios) (“REVOEs,” for its acronym in Spanish).
The General Law on Education (Ley General de Educación) in Mexico classifies studies in the following three categories: (i) Basic Education, which includes pre-school (kindergarten), elementary school and junior high school (secundaria); (ii) Mid-Superior Education, which includes high school (preparatoria) and equivalent studies, as well as professional education that does not consider preparatoria as a prerequisite; and (iii) Superior Education, which includes the studies taught after preparatoria, including undergraduate school (licenciatura), specialties (especialidades), master’s studies, doctorate studies and studies for teachers (educación normal).
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
Private entities may also obtain the recognition of validity of their programs from the National Autonomous University of Mexico (Universidad Nacional Autónoma de México or “UNAM”). The General Regulations of Incorporation and Validation of Studies issued by UNAM provide that programs followed in private entities may be “incorporated” to UNAM in order for UNAM to recognize their validity.
The UNAM regulations also require private entities incorporated to UNAM to grant scholarships to at least five percent of the total students registered at such entity. The students entitled to have this benefit will be selected by UNAM. Some of our high school programs and one of our medical programs are incorporated to UNAM.
A new higher education law is expected to be sent to the Mexican congress during the second quarter of 2020, but no foreseeable material changes are expected to impact the business.

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
In 2014, the Peruvian Congress enacted a new University Law to regulate the establishment, operation, monitoring and closure of universities. The law also promotes continuous improvement of quality at Peruvian universities. The law created a new agency, the Superintendencia de Educación Superior Universitaria (“SUNEDU”), which is responsible for carrying out the governmental role in university regulation, including ensuring quality. While institutional autonomy is still recognized, and universities are permitted to create their own internal governance rules and determine their own academic, management and economic systems, including curriculum design and entrance and graduation requirements, all of these matters are now subject to review and evaluation by SUNEDU through its periodic review of universities as part of a license renewal process.
Under the new law, university licenses are temporary but renewable, and are granted by SUNEDU for a maximum of eight years. On November 24, 2015, the Board of SUNEDU promulgated regulations for the university licensing process. For licenses to be renewed, universities have to demonstrate to SUNEDU that they comply with, at a minimum, certain Basic Quality Conditions (“BQCs”) (i.e., that they have specified academic goals and that the degrees granted and plans of study are aligned with those goals; that their academic offerings are compatible with their planning goals (e.g., there is sufficient labor demand for careers offered); that there are only two regular semesters of studies per year; that they have appropriate infrastructure and equipment; that they engage in research; that they have a sufficient supply of qualified teachers, at least 25% of whom will need to be full-time; that they supply adequate basic complementary educational services (e.g., medical and psychological services and sports activities); that they provide appropriate placement office services; and that they have transparency of institutional information). Both UPC and UPN had their licenses renewed in 2017, in each case for a period of six years.
Technical-vocational institutes are regulated by the Ministry of Education, which grants operating licenses for not less than three nor more than six years, after which the Ministry conducts a revalidation process. The approval of new institute licenses is based on the evaluation by the Ministry of the institute’s institutional goals, the curricula of its education programs and their link with careers needed in the Peruvian economy, the availability of adequate qualified teachers, the institute’s infrastructure, the institute’s financial resources, and the favorable opinion of the National System of Assessment, Accreditation and Certification of Education Quality (“SINEACES”) regarding the appropriateness of the programs that the institute is offering. SINEACES is also responsible for the accreditation of programs and careers at all higher education institutions. On November 2, 2016, a new law regarding technical-vocational institutes (the “Institutes Law”) was enacted. Under the Institutes Law, technical-vocational institutes are regulated by the Ministry of Education, which grants operating licenses. The Institutes Law created two types of institutes: Higher Education Institutes (“Institutes”) and Higher Education Colleges (“Colleges”). Institutes are dedicated to technical careers and Colleges are devoted to technical careers related to education, as well as science and information Technology. Colleges grant Technical Bachelor Degrees and Professional Technical Degrees. Institutes and Colleges are subject to a mandatory license granted by the Ministry of Education, based on an evaluation to determine compliance with BQCs. BQCs include: an appropriate institutional management guaranteeing a proper relation with the educational model of the institution; appropriate academic management and proper program studies aligned with the Ministry of Education norms; appropriate infrastructure and equipment to develop educational activities; adequate teachers and staff which, at a minimum, should consist of 20% full-time staff; and appropriate financial and economic provisions. The Institutes Law provides that the process will last no more than 90 days and will grant a license for a five-year period to be renewed once expired. Unlike licenses, quality accreditation is voluntary, except for certain careers for which it might be mandatory as determined by law. Such accreditation will be taken into consideration for access to public grants for scholarships and research, among other things. Private Institutes and Colleges may be organized as for-profit or not-for-profit entities under Peruvian law. Not-for-profit Colleges’ and Institutes’ income is exempt from taxes on their educational activities. For-profit Colleges and Institutes are subject to income taxes but may qualify for a tax credit on 30% of their reinvested income, subject to a reinvestment program to be filed with the Ministry of Education for a maximum term of five years. The specific requirements of such programs were determined by regulations in August 2017. According to the schedule determined by the regulations, in May 2018, Cibertec was granted a license by the Ministry of Education for a five-year period.
In November 2018, Laureate Education Peru SRL acquired Instituto de Educación Superior Tecnológico Privado Red Avansys S.A.C. (“Avansys”). Avansys is an Institute that offers 25 degrees to approximately 3,000 students in a single campus located in downtown Lima in an educational cluster for Institutes. Avansys obtained its license from the Ministry of Education in April 2018, for a five-year period. Cibertec and Avansys merged from a corporate and tax perspective as of February 1, 2019 and changed its corporate name to Instituto de Educación Superior Cibertec SAC. (“IES Cibertec”). During November 2019, the Ministry of Education issued a license for both entities (like separate entities for regulatory purposes) to permit cross selling of degrees in campuses of both the former Avansys and/or Cibertec. Given that the regulation to license merged entities was recently enacted, during 2020, a merged license for IES Cibertec will be required.
U.S. Regulation

U.S. institutions of higher education that are eligible to receive Title IV federal student aid funds must obtain and maintain approvals from the U.S. Department of Education (the “DOE”), the state(s) in which they are located and an accrediting agency recognized by the DOE, i.e., the U.S. regulatory triad.

Our higher education institutions in the United States, Walden University and NewSchool of Architecture and Design (the sale of which is pending) (together, our “U.S. Institutions”), are subject to extensive regulation by the DOE, accrediting agencies and state educational agencies. The regulations, standards and policies of these agencies cover substantially all of the operations of our U.S. Institutions, including their educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, finances, results of operations and financial condition.
As institutions of higher education that grant degrees and diplomas, our U.S. Institutions are required to be authorized by appropriate state educational agencies. In addition, the DOE regulates our U.S. Institutions due to their participation in federal student financial aid programs under Title IV of the U.S. Higher Education Act (the “HEA”), or Title IV programs. Title IV programs currently include grants and educational loans provided directly by the federal government, including loans to students and parents through the William D. Ford Federal Direct Loan Program (the “Direct Loan Program”). The Direct Loan Program offers Federal Stafford Loans, Federal Parent PLUS Loans, Federal Grad PLUS Loans and Federal Consolidation Loans. A significant percentage of students at our U.S. Institutions rely on the availability of Title IV programs to finance their cost of attendance.
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
State Education Authorization and Regulation
Our U.S. Institutions are required by the HEA to be authorized by applicable state educational agencies in the states in which we are located to participate in Title IV programs. To maintain requisite state authorizations, our U.S. Institutions are required to continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs and various operational and administrative procedures. These standards can be different from and conflict with the requirements of the DOE and other applicable regulatory bodies. State laws and regulations are subject to change and may limit our ability to offer educational programs and offer certain degrees. Some states may also prescribe financial regulations that are different from those of the DOE and may require the posting of surety bonds. Failure to comply with the requirements of applicable state educational agencies could result in us losing our authorization to offer educational programs in those states and in applicable state educational agencies forcing us to cease enrolling students in their state. Alternatively, the state educational licensing agencies could restrict the institution’s ability to offer certain degree or diploma programs. The loss of an authorization by the state in which the institution is based could also impact the ability of such institution to participate in Title IV programs.
Each of our U.S. Institutions maintains an authorization from the pertinent state regulatory authority in which such institutions are physically located.
We review the licensure or authorization requirements of various states to determine whether our activities in those states may constitute a presence or otherwise may require licensure or authorization by the respective state education agencies. Several states have asserted jurisdiction over educational institutions offering online degree programs that have no physical location or other presence in the state, but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, conducting practica or sponsoring internships in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state. Therefore, in addition to the states in which we maintain physical facilities, we have obtained, or are in the process of obtaining or renewing, approvals or exemptions that we believe are necessary in connection with our activities that may constitute a presence in such states requiring licensure or authorization. Some of our U.S. Institutions do not have current approvals or exemptions from all of the state educational agencies that may require such an approval or exemption due to the U.S. Institution enrolling students via distance education in the state.
Additionally, the DOE recently revised its state authorization requirements pertaining to distance education. On November 1, 2019, the DOE published final regulations regarding state authorization for programs offered through distance education. Among other provisions, these final regulations require that an institution participating in the Title IV federal student aid programs and offering post-secondary education through distance education be authorized by each state in which the institution enrolls students, if such authorization is required by the state. The final regulations also eliminated or revised certain disclosure requirements applicable to institutions participating in the Title IV federal student aid programs. The DOE will also recognize, but not require, authorization through participation in a state authorization reciprocity agreement, if the agreement does not prevent a state from enforcing its own general-purpose laws or regulations outside of the state authorization of distance education. These regulations are effective July 1, 2020, but the DOE allows institutions to opt for early implementation of the provisions related to state authorization and institutional disclosures.
In recent years, regional state compacts have created the National Council for State Authorization Reciprocity Agreements (“NC-SARA”), which is a voluntary agreement among member states and U.S. territories that establishes comparable national standards for interstate offering of postsecondary distance-education courses and programs. As of the date of this filing, all states except California participate in NC-SARA. NC-SARA requires each participating institution to have a federal composite score as measured by the DOE at the parent level of a 1.5 (or a 1.0 with justification acceptable to the state). Neither of our U.S. Institutions participates in NC-SARA because Laureate has a composite score of below 1.0. Accordingly, our U.S. Institutions must apply for and comply with each state’s authorization requirements. Many states have established or are proposing legislation to create new or different criteria for authorization of “non-SARA” institutions, including requiring them to post bonds and/or meet composite score requirements. If our U.S. Institutions do not meet these requirements, they may not enroll students in that state.
In recent years, the proprietary education industry has experienced broad-based, intensifying scrutiny in the form of increased investigations and enforcement actions. State attorneys general and educational authorizing agencies in several states, as well as the U.S. Federal Trade Commission (the “FTC”) and Consumer Financial Protection Bureau have become more active in enforcing consumer protection laws, especially related to recruiting practices and the financing of education at proprietary educational institutions.
State Professional Licensure
Many states have specific licensure requirements that an individual must satisfy to be licensed as a professional in specified fields, including fields such as education and healthcare. These requirements vary by state and by field. A student’s success in obtaining licensure following graduation typically depends on several factors, which may include, but are not limited to: the background and qualifications of the individual graduate; whether the institution or the program were approved by the applicable state agencies in the state in which the graduate seeks licensure; whether the program from which the student graduated meets all requirements for professional licensure in that state; whether the institution or the program are accredited and, if so, by what accrediting agencies; and whether the institution’s degrees are recognized by other states in which a student may seek to work. Several states also require that graduates pass a state test or examination as a prerequisite to becoming certified in certain fields, such as teaching and nursing. In several states, an educational program must be accredited by an accrediting agency affiliated with a professional association in order for graduates to be licensed in that professional field. In the field of psychology, an increasing number of states require approval by either the American Psychological Association (“APA”) or the Association of State and Provincial Psychology Boards (“ASPPB”). To date, Walden University has been unable to obtain approval of its Ph.D. program in Counseling Psychology from the ASPPB or APA.
Accreditation
Accreditation is a private, non-governmental process for evaluating the quality of educational institutions and their programs in areas, including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources and financial stability. To be recognized by the DOE, accrediting agencies must comply with DOE regulations, which require, among other things, that accrediting agencies adopt specific standards for their review of educational institutions, conduct peer review evaluations of institutions and publicly designate those institutions that meet their criteria. An accredited institution is subject to periodic review or review when necessary by its accrediting agencies to determine whether it continues to meet the performance, integrity and quality required for accreditation. Walden University is institutionally accredited by the Higher Learning Commission, a regional accrediting agency recognized by the DOE. NewSchool of Architecture and Design is institutionally accredited by the WASC Senior College and University Commission (“WSCUC”). Accreditation by these accrediting agencies is important to us for several reasons, one being that it enables eligible students at our U.S. Institutions to receive Title IV financial aid. In addition, other colleges and universities depend, in part, on an institution’s accreditation in evaluating transfers of credit and applications to graduate schools. Employers also rely on the accredited status of institutions when evaluating candidates’ credentials, and students and corporate and government sponsors under tuition reimbursement programs consider accreditation as assurance that an institution maintains quality educational standards.
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

•
the Council for the Accreditation of Educator Preparation (formerly the National Council for Accreditation of Teacher Education) accredits the initial teacher preparation programs in the Richard W. Riley College of Education and Leadership;

•	the Project Management Institute Global Accreditation Center for Project Management Education Program accredits the M.S. in Project Management program;

•	the ABET accredits the B.S. in Information Technology online program;

•	the Council on Social Work Education accredits the master’s in social work program and the bachelor’s in social work program; and

•	the Council on Education for Public Health accredits the master’s in public health program.
In addition, the National Architecture Accrediting Board accredits NewSchool of Architecture and Design’s professional architecture programs.

Congressional Activity

The U.S. Congress must authorize and appropriate funding for Title IV programs under the HEA and can change the laws governing Title IV programs at any time. Congress reauthorizes the Higher Education Act, which governs federal financial assistance for higher education, approximately every five to eight years. However, the HEA was most recently reauthorized in August 2008. Congress is considering the reauthorization of HEA and an HEA reauthorization bill called the College Affordability Act was introduced in the U.S. House of Representatives on October 15, 2019. It is possible that there will be other bills introduced in this Congress to amend the HEA, including a U.S. Senate HEA reauthorization bill. We cannot predict the timing and terms of any eventual HEA reauthorization, including any potential changes to institutional participation or student eligibility requirements or funding levels for particular Title IV programs.
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
Significant aspects of Title IV programs include the following:

Eligibility and certification procedures. Each of our U.S. Institutions must apply periodically to the DOE for continued certification to participate in Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change in control or expands its activities in certain ways, such as opening an additional location, adding a new educational program or modifying the academic credentials it offers. The DOE may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in the institution’s program participation agreement with the DOE. In addition, the DOE may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another institution or make any other significant change. If the DOE determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. Students attending provisionally certified institutions remain eligible to receive Title IV program funds. Each of our U.S. Institutions currently is provisionally certified to participate in Title IV programs due to both Laureate’s failing composite score under the DOE’s financial responsibility standards (see below) and the DOE’s approval of Laureate’s initial public offering in February 2017, which it viewed as a change in control. In addition, each of our U.S. Institutions is subject to a letter of credit and is subject to additional cash management requirements with respect to its disbursements of Title IV funds, as well as certain additional reporting and disclosure requirements.
Gainful employment. Under the HEA, proprietary schools generally are eligible to participate in Title IV programs for educational programs that lead to “gainful employment in a recognized occupation.” On October 30, 2014, the DOE published regulations to define “gainful employment,” which become effective on July 1, 2015. The DOE’s gainful employment regulations include debt to earning metrics and disclosure requirements for program certifications, reporting and disclosure of program information and warnings. On July 1, 2019, the DOE issued final regulations that rescinded the gainful employment regulations. The final regulations have an effective date of July 1, 2020, but the DOE has given institutions the option to immediately implement the rescission of the gainful employment regulations. Our U.S. Institutions have opted to early implement the new regulations.
Administrative capability. DOE regulations specify extensive criteria by which an institution must establish that it has the requisite “administrative capability” to participate in Title IV programs. To meet the administrative capability standards, an institution must, among other things: comply with all applicable Title IV program requirements; have an adequate number of qualified personnel to administer Title IV programs; have acceptable standards for measuring the satisfactory academic progress of its students; not have student loan cohort default rates above specified levels; have various procedures in place for awarding, disbursing and safeguarding Title IV program funds and for maintaining required records; administer Title IV programs with adequate checks and balances in its system of internal controls; not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension; provide financial aid counseling to its students; refer to the DOE’s Office of Inspector General any credible information indicating that any student, parent, employee, third-party servicer or other agent of the institution has engaged in any fraud or other illegal conduct involving Title IV programs; submit all required reports and financial statements in a timely manner; and not otherwise appear to lack administrative capability. If an institution fails to satisfy any of these criteria, the DOE may require the institution to repay Title IV funds its students previously received, change the institution’s method of receiving Title IV program funds, which in some cases may result in a significant delay in the institution’s receipt of those funds, place the institution on provisional certification status or commence a proceeding to impose a fine or to limit, suspend or terminate the institution’s participation in Title IV programs.
Financial responsibility. The HEA and DOE regulations establish extensive standards of financial responsibility that institutions such as ours must satisfy to participate in Title IV programs. The DOE evaluates institutions for compliance with these standards on an annual basis based on the institution’s annual audited financial statements, as well as when the institution applies to the DOE to have its eligibility to participate in Title IV programs recertified. The most significant financial responsibility standard is the institution’s composite score, which is derived from a formula established by the DOE based on three financial ratios: (1) equity ratio, which measures the institution’s capital resources, financial viability and ability to borrow; (2) primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and (3) net income ratio, which measures the institution’s ability to operate at a profit or within its means. The DOE assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The DOE then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further DOE oversight. In addition to having an acceptable composite score, an institution must, among other things, provide the administrative resources necessary to comply with Title IV program requirements, meet all of its financial obligations including required refunds to students and any Title IV liabilities and debts, be current in its debt payments and not receive an adverse, qualified or disclaimed opinion by its accountants in its audited financial statements.

If the DOE determines that an institution does not meet the financial responsibility standards due to a failure to meet the composite score or other factors, the institution is able to establish financial responsibility on an alternative basis permitted by the DOE. This alternative basis could include, in the Department’s discretion, posting a letter of credit, accepting provisional certification, complying with additional DOE monitoring requirements, agreeing to receive Title IV program funds under an arrangement other than the DOE’s standard advance funding arrangement, such as the reimbursement method of payment or heightened cash monitoring, or complying with or accepting other limitations on the institution’s ability to increase the number of programs it offers or the number of students it enrolls.
The DOE measures the financial responsibility of our U.S. Institutions on the basis of the Laureate consolidated audited financial statements and not at the individual institution level. Based on Laureate’s composite score for its fiscal year ended December 31, 2018, the DOE determined that it, and consequently, Walden University and NewSchool of Architecture and Design, failed to meet the standards of financial responsibility. As a result, in a letter sent to Laureate on September  20, 2019, the DOE required Laureate to decrease its existing letter of credit to $125.8 million (15% of Title IV program funds that the schools received during the most recently completed fiscal year), continued the institutions on Heightened Cash Monitoring 1 and required Laureate to continue to comply with additional notification and reporting requirements, including submitting bi-weekly cash flow statements for Laureate and monthly student rosters of the institutions, which has been a requirement since April 2018. Although the DOE does not measure the financial responsibility of our U.S. Institutions at the individual institutional level, the DOE has calculated an unofficial composite score for Walden for state authorization purposes, and the score is 2.6 out of a possible 3.0.
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
On November 1, 2016, as part of its defense to repayment rulemaking, the DOE issued a rule to revise its general standards of financial responsibility to include various actions and events that would require institutions to provide the DOE with irrevocable letters of credit upon the occurrence of certain triggering events. Due to litigation, these regulations are reinstated as of October 2018. For additional information regarding this rule and new regulations, see “—Borrower Defense-to-Repayment.”
When a student who has received Title IV funds withdraws from school, the institution must determine the amount of Title IV program funds the student has “earned.” The institution must return any unearned Title IV program funds to the appropriate lender or the DOE in a timely manner, which is generally no later than 45 days after the date the institution determined that the student withdrew. If such payments are not timely made, the institution will be required to submit a letter of credit to the DOE equal to 25% of the Title IV funds that the institution should have returned for withdrawn students in its most recently completed fiscal year. Under DOE regulations, late returns of Title IV program funds for 5% or more of the withdrawn students in the audit sample in the institution’s annual Title IV compliance audit for either of the institution’s two most recent fiscal years or in a DOE program review triggers this letter of credit requirement.
The “90/10 Rule.” A requirement of the HEA commonly referred to as the “90/10 Rule” provides that an institution loses its eligibility to participate in Title IV programs if, under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of revenue, the institution derives more than 90% of its revenues for any fiscal year from Title IV program funds. This rule applies only to proprietary post-secondary educational institutions, including our U.S. Institutions. An institution is subject to loss of eligibility to participate in Title IV programs if it exceeds the 90% threshold for two consecutive fiscal years, and an institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification and may be subject to addition conditions or sanctions imposed by the DOE.
Using the DOE’s formula under the “90/10 Rule,” NewSchool of Architecture and Design derived approximately 36%, 36% and 36% of its revenues (calculated on a cash basis) from Title IV program funds in fiscal years 2019, 2018 and 2017, respectively. Walden University derived approximately 76%, 76% and 75% of its revenues (calculated on a cash basis) from Title IV program funds in fiscal years 2019, 2018 and 2017, respectively.
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

Student loan defaults. Under the HEA, an educational institution may lose its eligibility to participate in some or all Title IV programs if defaults by its students on the repayment of federal student loans received under Title IV programs exceed certain levels. For each federal fiscal year, the DOE calculates a rate of student defaults on such loans for each institution, known as a “cohort default rate.” Under current regulations, an institution will lose its eligibility to participate in Title IV programs if its three-year cohort default rate equals or exceeds 30% for three consecutive cohort years or 40% for any given year.
The DOE generally publishes official three-year cohort default rates annually in September for the repayment period that ended the prior September 30. NewSchool of Architecture and Design’s official cohort default rates for the 2016, 2015 and 2014 federal fiscal years were 8%, 7.4% and 5.2%, respectively. Walden University’s official cohort default rates for the 2016, 2015 and 2014 federal fiscal years were 6.9%, 7.3% and 7.5%, respectively. The average national student loan default rates published by the DOE for all institutions that participated in the federal student aid programs for 2016, 2015 and 2014 were 10.1%, 10.8% and 11.5%, respectively, and for all proprietary institutions that participated in the federal student aid programs for 2016, 2015 and 2014 were 15.2%, 15.6% and 15.5%, respectively.
Incentive compensation rule. Under the HEA, an institution participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds if such payments are based in any part, directly or indirectly, on success in enrolling students or obtaining student financial aid. Failure to comply could result in monetary penalties and/or sanctions imposed by the DOE, which could result in lower enrollments, revenue, and net operating income. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances, creating uncertainty about what constitutes incentive compensation and which employees are covered by the regulation, rendering development of effective and compliant performance metrics more difficult to establish.
In addition, in recent years, other post-secondary educational institutions have been named as defendants to whistleblower lawsuits, known as “qui tam” cases, brought by current or former employees pursuant to the Federal False Claims Act, alleging that their institutions’ compensation practices did not comply with the incentive compensation rule. A qui tam case is a civil lawsuit brought by one or more individuals (a “relator”) on behalf of the federal government for an alleged submission to the government of a false claim for payment. The relator, often a current or former employee, is entitled to a share of the government’s recovery in the case, including the possibility of treble damages.
Substantial misrepresentation. The DOE has specific rules prohibiting substantial misrepresentations to students, members of the public, accrediting agencies and state licensing agencies, as well as the DOE. In the event that the DOE determines that an institution engaged in a substantial misrepresentation, it can revoke the institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny participation applications on behalf of the institution, or seek to fine, suspend or terminate the institution’s participation in Title IV programs. These regulations provide grounds for private litigants to seek to enforce the expanded regulations through False Claims Act litigation.
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
On September 8, 2016, the Minnesota Office of Higher Education (“MOHE”) sent to Walden University an information request regarding its doctoral programs and complaints filed by doctoral students as part of a program review that MOHE was conducting. On October 23, 2019, MOHE completed its program review and issued a final report that indicated no findings of noncompliance. As part of its report, MOHE made recommendations for Walden University to develop certain goals and benchmarks with respect to its doctoral programs.
As part of the DOE’s ongoing monitoring of institutions’ administration of Title IV programs, the HEA also requires institutions to annually submit to the DOE a Title IV compliance audit conducted by an independent certified public accountant in accordance with applicable federal and DOE audit standards. In addition, to enable the DOE to make a determination of an institution’s financial responsibility, each institution must annually submit audited financial statements prepared in accordance with DOE regulations.
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
On July 6, 2017, the attorneys general of 18 states and the District of Columbia filed suit against the DOE, claiming that its delay of the 2016 DTR regulations violated applicable law, including the Administrative Procedure Act. Through a series of orders dated September 12 and 17, and October 12, 2018, the U.S. District Court for the District of Columbia held that procedural delays by the DOE in implementing the 2016 DTR regulations were improper and required that the 2016 DTR regulations be reinstated as of October 16, 2018.
On September 23, 2019, the DOE published final regulations regarding DTR, financial responsibility and certain other matters (the “2019 DTR regulations”). Among other things, the 2019 DTR Regulations modify the process and standards by which borrowers can assert a defense to the borrowers’ obligation to repay certain Title IV loans first disbursed on or after July 1, 2020. A borrower may assert a defense to repayment if he or she can establish, by a preponderance of the evidence, that the participating institution misrepresented a material fact on which the borrower reasonably relied when deciding to undertake the loan, so long as the misrepresentation “clearly and directly” relates to initial or continued enrollment at the institution, concerns the institution’s provision of educational services, and also results in financial harm to the borrower. The 2019 DTR regulations establish revised definitions for misrepresentation and financial harm and generally require a borrower to assert his or her defense to repayment within three (3) years from the date on which the student ceased to be enrolled at the institution. The 2019 DTR regulations also give the DOE five (5) years in which to seek recovery of the discharged amount from the institution, after a final written decision that a borrower is entitled to a defense to repayment. The 2019 DTR regulations also modify the “triggers” that the DOE considers early warning signs of financial difficulty, the occurrence of which may require an institution to provide the DOE with a letter of credit or other surety. The 2019 DTR regulations also include provisions regarding the treatment of operating leases in the financial responsibility composite score methodology, more specifically define and require disclosures concerning the composite score’s inclusion of debt obtained for long-term purposes, and revise limited aspects of the composite score formula to account for changes in accounting terminology. The 2019 DTR regulations take effect on July 1, 2020, except for certain financial responsibility provisions that the DOE has designated for early implementation if an institution wishes to do so.
On January 16, 2020, the U.S. House of Representatives voted to pass a resolution blocking the implementation of the 2019 DTR regulations. The resolution would need to be passed by the U.S. Senate and signed by the president in order to become effective. We cannot predict the outcome of this resolution or any other attempts to block or revise the 2019 DTR regulations.
DOE Rulemaking Activities. On November 1, 2019, the DOE published final regulations regarding state authorization for programs offered through distance education and accreditation requirements. The general effective date of the final regulations is July 1, 2020. As part of a 2019 negotiating rulemaking, the DOE considered changes to current regulations pertaining to the definition of distance education and to the disbursement of Title IV funds for competency-based education programs. The rulemaking is currently pending with the Office of Management and Budget. Once the review by the Office of Management and Budget is complete, the DOE will issue a Notice of Proposed Rulemaking for notice and comment.
Privacy of student records. The Family Educational Rights and Privacy Act of 1974 (“FERPA”) and the DOE’s FERPA regulations require educational institutions to, among other things, protect the privacy of students’ educational records by limiting an institution’s disclosure of a student’s personally identifiable information without the student’s prior written consent. If an institution fails to comply with FERPA, the DOE may require corrective actions by the institution or may terminate an institution’s receipt of further federal funds. In addition, our U.S. Institutions are obligated to safeguard student information pursuant to the Gramm-Leach-Bliley Act (the “GLBA”), a federal law designed to protect consumers’ personal financial information held by financial institutions and other entities that provide financial services to consumers. The GLBA and the applicable GLBA regulations require an institution to, among other things, develop and maintain a comprehensive, written information security program designed to protect against the unauthorized disclosure of personally identifiable financial information of students, parents or other individuals with whom such institution has a customer relationship. If an institution fails to comply with the applicable GLBA requirements, it may be required to take corrective actions, be subject to monitoring and oversight by the FTC, and be subject to fines or penalties imposed by the FTC. For-profit educational institutions are also subject to the general deceptive practices jurisdiction of the FTC with respect to their collection, use and disclosure of student information. The institution must also comply with the FTC Red Flags Rule, a section of the federal Fair Credit Reporting Act, that requires the establishment of guidelines and policies regarding identity theft related to student credit accounts.
Potential effect of regulatory violations. If either of our U.S. Institutions fails to comply with the regulatory standards governing Title IV programs, the DOE could impose one or more sanctions, including requiring us to repay Title IV program funds, requiring us to post a letter of credit in favor of the DOE as a condition for continued Title IV certification, taking emergency action against us, initiating proceedings to impose a fine or to limit, suspend or terminate our participation in Title IV programs or referring the matter for civil or criminal prosecution. Because our U.S. Institutions are provisionally certified to participate in Title IV programs, the DOE may revoke the certification of these institutions without advance notice or advance opportunity for us to challenge that action.
In addition to the actions that may be brought against us as a result of our participation in Title IV programs, we are also subject to complaints and lawsuits relating to regulatory compliance brought not only by regulatory agencies, but also by other government agencies and third parties, such as current or former students or employees and other members of the public.
Regulatory Standards that May Restrict Institutional Expansion or Other Changes in the United States
Many actions that we may wish to take in connection with our operations or other changes in the United States are subject to review or approval by the applicable regulatory agencies.
Implementing new educational programs and increasing enrollment. The requirements and standards of state education agencies, accrediting agencies and the DOE limit our ability in certain instances to implement new educational programs or increase enrollment in certain programs. Many states require review and approval before institutions can add new programs. Our U.S. Institutions’ state educational agencies and institutional and specialized accrediting agencies that authorize or accredit our U.S. Institutions and their programs generally require institutions to notify them in advance of implementing new programs, and upon notification may undertake a review of the quality of the facility or the program and the financial, academic and other qualifications of the institution.
With respect to the DOE, if an institution participating in Title IV programs plans to add a new educational program, the institution must generally apply to the DOE to have the additional educational program designated as within the scope of the institution’s Title IV eligibility. As a condition for an institution to participate in Title IV programs on a provisional basis, as in our case, the DOE can require prior approval of such programs or otherwise restrict the number of programs an institution may add or the extent to which an institution can modify existing educational programs. If an institution that is required to obtain the DOE’s advance approval for the addition of a new program fails to do so, the institution may be liable for repayment of the Title IV program funds received by the institution or students in connection with that program.
Change in ownership resulting in a change in control. The DOE and many states and accrediting agencies require institutions of higher education to report or obtain approval of certain changes in control and changes in other aspects of institutional organization or control. Under the DOE’s regulations, an institution that undergoes a change in control loses its eligibility to participate in Title IV programs and must apply to the DOE to reestablish such eligibility. If an institution files the required application and follows other procedures, the DOE may temporarily certify the institution on a provisional basis following the change in control, so that the institution’s students retain continued access to Title IV program funds. In addition, the DOE may extend such temporary provisional certification if the institution timely files certain required materials, including the approval of the change in control by its state authorizing agency and accrediting agency and certain financial information pertaining to the financial condition of the institution or its parent corporation.
The types of and thresholds for such reporting and approval vary among the states and accrediting agencies. Certain accrediting agencies may require that an institution must obtain its approval in advance of a change in control, structure or organization for the institution to retain its accredited status. In addition, in the event of a change in control, structure or organization, certain accrediting agencies may require a post-transaction focused visit or other evaluation to review the appropriateness of its approval of the change and whether the institution has met the commitment it made to the accrediting agency prior to the approval. Other specialized accrediting agencies also require an institution to obtain similar approval before or after the event that constitutes a change in control under their standards. Many states include the transfer of a controlling interest of common stock in the definition of a change in control requiring approval. Some state educational agencies that regulate us may require us to obtain approval of the change in control to maintain authorization to operate in that state, and, in some cases, such states could require us to obtain advance approval of a change in control.

Item 1A. Risk Factors

The following are certain risks that could affect our business and our results of operations. The risks identified below are not all encompassing but should be considered in establishing an opinion of our future operations.
Risks Relating to Our Continuing Business
We are a multinational business with continuing operations in nine countries around the world, predominantly in Latin America, and are subject to complex business, economic, legal, political, tax and foreign currency risks, which risks may be difficult to adequately address.
In each of 2019, 2018 and 2017, over 80% of our revenues from continuing operations were generated from operations outside of the United States. Our continuing operations in four Latin American countries provided 74% of our revenues in 2019. Our portfolio of international universities, which is comprised of over 25 institutions that we own or control and one other licensed institution that we manage through a joint venture arrangement, operates in nine countries, each of which is subject to complex business, economic, legal, political, tax and foreign currency risks. We may have difficulty managing and administering an internationally dispersed business, and we may need to expend additional funds to, among other things, staff key management positions, obtain additional information technology infrastructure and successfully implement relevant course and program offerings for a significant number of international markets, which may materially adversely affect our business, financial condition and results of operations.
Additional challenges associated with the conduct of our business overseas that may materially adversely affect our operating results include:

•
the size of our portfolio and diverse range of institutions present numerous challenges, including difficulty in staffing and managing foreign operations as a result of distance, language, legal and other differences;

•	our concentration in Latin America presents risks relating to regional economic pressures;

•	each of our institutions is subject to unique business risks and challenges, including competitive pressures and diverse pricing environments at the local level;

•	difficulty maintaining quality standards consistent with our brands and with local accreditation requirements;

•	potential economic and political instability in the countries in which we operate, including student unrest;

•	fluctuations in exchange rates, possible currency devaluations, inflation and hyperinflation;

•	difficulty selecting, monitoring and controlling partners outside of the United States;

•	compliance with a wide variety of domestic and foreign laws and regulations;

•	expropriation of assets by governments;

•	political elections and changes in government policies;

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
Our strategy for growth and profitability depends, in part, upon maintaining and, subsequently, increasing student enrollments in our institutions and maintaining tuition levels. Attrition rates are often due to factors outside our control. Students sometimes face financial, personal or family constraints that require them to drop out of school. They also are affected by economic and social factors prevalent in their countries. In some markets in which we operate, transfers between universities are not common and, as a result, we are less likely to fill spaces of students who drop out. In addition, our ability to attract and retain students may require us to discount tuition from published levels and may prevent us from increasing tuition levels at a rate consistent with inflation and increases in our costs. If we are unable to control the rate of student attrition, our overall enrollment levels are likely to decline, which could materially adversely affect our business, financial condition and results of operations. If we are unable to charge tuition rates that are both competitive and cover our rising expenses, our business, financial condition, cash flows and results of operations may be materially adversely affected. In addition, student enrollment may be negatively affected by our reputation and any negative publicity related to us.
Our exploration of strategic alternatives and our activities related to previously announced divestitures may disrupt our ongoing businesses, result in increased expenses and present certain risks to the Company.
On January 27, 2020, we announced that our board of directors had authorized the Company to explore strategic alternatives for each of its businesses. As part of this process, the Company will evaluate all potential options for its businesses, including sales, spin-offs or business combinations. As announced on January 27, 2020, the Company has already initiated separate processes to explore the sale of its Peru, Mexico and Australia/New Zealand businesses. Additionally, we are continuing to pursue previously announced divestitures. While the Company has had success with previous divestitures, there can be no assurance that our exploration of strategic alternatives will result in us being able to consummate sales, spin-offs or business combinations of any of our businesses or as to the terms, timing, structure, benefits and costs of any such transaction.
Speculation and uncertainty regarding our exploration of strategic alternatives and previously announced divestitures may cause or result in:

•	disruption of our businesses;

•	distraction of our management and employees;

•	difficulty in recruiting, hiring, motivating and retaining talented and skilled personnel;

•	reduced enrollment or increased competition for enrollment at our universities;

•	increased scrutiny from our regulators;

•	difficulty in maintaining or negotiating and consummating new business or strategic relationships or transactions;

•	increased stock price volatility; and

•	increased costs, including taxes on the proceeds from any divestiture, and advisory fees and other transaction costs.
In addition, there are risks associated with our proposed divestiture activities, including that:

•	we may not be able to find buyers for our businesses or complete transactions on favorable terms;

•	we may be required to indemnify buyers against certain liabilities and obligations, resulting in significant post-closing exposure to the Company in respect of liabilities of the divested businesses;

•	we may have challenges in identifying and separating the intellectual property and data to be divested from the intellectual property and data that we wish to retain;

•	although our previous divestitures were generally implemented on tax efficient terms, we may incur significant tax costs in implementing additional divestitures;

•
we may not be able to eliminate or reduce overhead and fixed costs associated with the divested assets or businesses, which will impede our ability to operate the retained businesses on a cost effective and efficient basis;

•	we may be required to record impairment charges if the Company determines that the estimated fair value of any of its remaining businesses is less than its carrying value; and

•	as we explore these additional divestitures, we may have difficulty effectively forecasting future operating results.
If we are unable to mitigate these or other potential risks related to our exploration of strategic alternatives and the execution of any divestiture, the resulting disruption of our businesses may have a material adverse impact on our revenue, operating results and financial condition.
Our success depends substantially on the value of the local brands of each of our institutions and the Laureate International Universities network brand, each of which may be materially adversely affected by changes in current and prospective students’ perception of our reputation and the use of social media.
Each of our institutions has worked hard to establish the value of its individual brand. Brand value may be severely damaged, even by isolated incidents, particularly if the incidents receive considerable negative publicity. There has been a marked increase in use of social media platforms, including weblogs (blogs), social media websites, and other forms of Internet-based communications that allow individuals access to a broad audience of interested persons. We believe that students and prospective employers value readily available information about our institutions and often act on such information without further investigation or authentication, and without regard to its accuracy. In addition, many of our institutions use the Laureate name in promoting their institutions and our success is dependent in large part upon our ability to maintain and enhance the value of the Laureate and Laureate International Universities brands. Social media platforms and devices immediately publish the content their subscribers and participants post, often without filters or checks on the accuracy of the content posted. Information concerning our company and our institutions may be posted on such platforms and devices at any time. Information posted may be materially adverse to our interests, it may be inaccurate, and it may harm our performance, prospects and business.
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
The expansion of our existing online programs and the creation of new online academic programs may not be accepted by students or employers, or by government regulators or accreditation agencies. In addition, our efforts may be materially adversely affected by increased competition in the online education market or because of problems with the performance or reliability of our online program infrastructure. There is also increasing development of online programs by traditional universities, both in the public and private sectors, which may have more consumer acceptance than programs we develop because of lower pricing or perception of greater value of their degrees in the marketplace, which may materially adversely affect our business, financial condition and results of operations.
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
We have expanded our business through the expansion of existing institutions and the acquisition of higher education institutions, and we may do so in the future. Planned growth may require us to add management personnel and upgrade our financial and management systems and controls and information technology infrastructure. There is no assurance that we will be able to maintain or accelerate the current growth rate, effectively manage expanding operations, build expansion capacity, integrate new institutions or achieve planned growth on a timely or profitable basis. If our revenue growth is less than projected, the costs incurred for these additions and upgrades could have a material adverse effect on our business, financial condition and results of operations.
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
All of these regulations and their applicable interpretations are subject to change. Moreover, regulatory agencies may scrutinize our institutions because they are owned or controlled by a U.S.-based for-profit corporation. Outside the United States, we may be particularly susceptible to such treatment because, in several of the countries in which we operate, our institutions are among the largest private institutions. Changes in applicable regulations may cause a material adverse effect on our business, financial condition and results of operations. For a full description of the material laws and regulations affecting our higher education institutions in the United States, and the impact of these laws and regulations on the operations of those institutions, including the ability of those institutions to continue to access U.S. federal student aid funding sources, see “-Risks Relating to our Highly Regulated Industry in the United States” and “Item 1-Business-Industry Regulation-U.S. Regulation.”
Changes in laws governing student financing could affect the availability of government-sponsored financing programs for our non-U.S. students, such as the Crédito con Aval del Estado (the “CAE Program”), a government-sponsored student loan program in Chile, the Fundo de Financiamento Estudantil (“FIES”), a government-sponsored loan program in Brazil, and the Programa Universidade Para Todos (“PROUNI”) in Brazil, all of which are offered by governments as a means of increasing student access to post-secondary education programs. If those programs are changed, or if our institutions or our students are no longer permitted to participate in those programs, or, in certain countries, if students who avail themselves of such programs do not graduate or subsequently default on their loans and we as a result become responsible for paying a significant portion of those loans, it could cause a material adverse effect on our business, financial condition and results of operations. For more information on the CAE Program, FIES and PROUNI, see “Item 1-Business-Industry Regulation-Brazilian Regulation” and “Item 1-Business-Industry Regulation-Chilean Regulation.”
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
On May 29, 2018, a new Higher Education Law (the “New Law”) was enacted. Among other things, the New Law prohibits conflicts of interests and related party transactions involving universities and their controlling parties, with certain exceptions, including the provision of services that are educational in nature or essential for the university’s purposes. While we have modified some of our relationships with the Chilean universities in our network, and may need to make further modifications, we do not believe that the New Law will change our relationship with our two technical-vocational institutes in Chile that are for-profit entities. However, it is possible that the Chilean government will adopt additional laws that affect for-profit technical-vocational institutes and their relationships with their owners.
The New Law established a Superintendency of Higher Education, with authority to regulate institutions of higher education and promulgate regulations and procedures implementing the New Law. As of May 29, 2019, the New Law’s provisions regarding related party transactions came into force, and the Superintendent has since issued further interpretive guidance and regulations. Immediately prior to these provisions coming into force, each of the Chilean non-profit universities and the relevant Laureate services provider reached an agreement to terminate the prior network services agreement in favor of an open bidding process, wherein unrelated third parties and Laureate-related providers were invited to compete in the provision of the range of services that are essential to the fulfillment of each of their academic missions. Each of the Chilean non-profit universities has completed all of the bidding and contractual processes subsequent to the May 2019 contract terminations. The Company participated in these open bid processes, conducted by a third party, and was judged to have submitted the superior bid in many of them. Awarded contracts entered into force once the applicable university’s board approved them or in January 2020, in the case of some of the educational services, due to the academic calendar. Within the ordinary regulatory course of supervision, the Company and its Chilean non-profit universities will continue to interact with the Superintendent to maintain compliance with the New Law. Additionally, we will continue to evaluate our accounting treatment of the Chilean non-profit universities to determine whether we can continue to consolidate them. Our continuing evaluation of the impact of the New Law may result in changes to our expectations due to changes in our interpretations of the law, assumptions used, and additional guidance that may be issued. There is no assurance that the New Law will not have additional material adverse effects on our financial condition or results of operations.

In April 2020, Chileans will vote on whether Chile should create a new constitution and, if so, whether it should be drafted by a popularly elected assembly or one mixed with current lawmakers. Although it is too early to know whether a new constitution could include provisions that have a material adverse effect on our financial condition or results of operations, we will continue to monitor the developments.

While we believe that all of our institutions in Chile are operating in full compliance with Chilean law, we cannot predict the extent or outcome of any additional educational or constitutional reforms that may be implemented in Chile. Depending upon how these reforms are defined and implemented, there could be a material adverse effect on our financial condition and results of operations. Any additional significant disruption to our operations in Chile would have a material adverse effect on our financial condition and results of operations. Similar reforms in other countries in which we operate could also have a material adverse effect on our financial condition and results of operations.
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
We have obtained board and operating control and controlling financial interests in entities outside the United States that are educational institutions similar to U.S. not-for-profit, non-stock universities. Under applicable law, these institutions do not have recognized “owners” or shareholders, and generally cannot declare dividends or distribute their net assets to us. For accounting purposes, we have determined that these institutions are variable interest entities under GAAP and that we are the primary beneficiary of these variable interest entities. Maintenance of our interest in the variable interest entity institutions, and our ability to receive economic benefits from these entities, is based on a combination of (1) service agreements that other Laureate entities have with the VIE institutions, allowing the institutions to access the benefits of the Laureate International Universities network and allowing us to recognize economies of scale throughout the network, and (2) our ability to transfer our rights to govern the VIE institutions, or the entities that possess those rights, to other parties, which would yield a return if and when these rights are transferred. In limited circumstances, we may have rights to the residual assets in liquidation. Under the mutually agreed service agreements, we are paid at market rates for providing services to institutions that are essential to the fulfillment of each of their academic missions. While we believe that these arrangements conform to applicable law, the VIE institutions are subject to regulation by various agencies based on the requirements of local jurisdictions. These agencies, as well as local legislative bodies, review and update laws and regulations as they deem necessary or appropriate. We cannot predict the form of any laws that may be enacted, or regulations that ultimately may be adopted in the future, or whether they may have a material adverse effect on our results of operations or financial condition. If local laws or regulations were to change, the VIE institutions were found to be in violation of existing local laws or regulations, or regulators were to question the financial sustainability of the VIE institutions and/or whether the contractual arrangements were at fair value, local government agencies could, among other actions:

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
If we are unable to receive economic benefits from these institutions, it could have a material adverse effect on our results of operations and financial condition. In addition, if we are unable or limited in our ability to receive economic benefits from these institutions, we may be unable to consolidate the VIE institutions into our consolidated financial statements, which could have a material adverse effect on our business, financial condition and results of operations, including possible write-offs of all or a portion of our investment in the affected VIEs and a reduction in operating income, or we may be limited in our ability to recognize all of the institutions’ earnings in our consolidated statements of operations. See “-Political and regulatory developments in Chile may materially adversely affect us.”

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
Any of these large, well-capitalized competitors may make it more difficult for us to acquire institutions as part of our strategy. They may also be able to charge lower tuitions or attract more students, which would adversely affect our growth and the profitability of our competing institutions. There is also an increased ability of traditional universities to offer online programs and we expect competition to increase as the online market matures. This may create greater pricing or operating pressure on us, which could have a material adverse effect on our institutions’ enrollments, revenues and profit margins. We may not be able to compete successfully against current or future competitors and may face competitive pressures that could have a material adverse effect on our business, financial condition and results of operations.
If our graduates are unable to obtain professional licenses or certifications required for employment in their chosen fields of study, our reputation may suffer and we may face declining enrollments and revenues or be subject to student litigation.
Certain of our students require or desire professional licenses or certifications after graduation to obtain employment in their chosen fields. Their success in obtaining such licensure depends on several factors, including the individual merits of the student, whether the institution and the program were approved by the relevant government or by a professional association, whether the program from which the student graduated meets all governmental requirements and whether the institution is accredited. If one or more governmental authorities refuses to recognize our graduates for professional licensure in the future based on factors relating to us or our programs, the potential growth of our programs would be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be exposed to litigation that would force us to incur legal and other expenses that could have a material adverse effect on our business, financial condition and results of operations. See “-Risks Relating to Our Highly Regulated Industry in the United States-The inability of our graduates to obtain licensure or other specialized outcomes in their chosen professional fields of study could reduce our enrollments and revenues, and potentially lead to litigation that could be costly to us.”
Our business may be materially adversely affected if we are not able to maintain or improve the content of our existing academic programs or to develop new programs on a timely basis and in a cost-effective manner.
We continually seek to maintain and improve the content of our existing academic programs and develop new programs in order to meet changing market needs. Revisions to our existing academic programs and the development of new programs may not be accepted by existing or prospective students or employers in all instances. If we cannot respond effectively to market changes, our business may be materially adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as students or employers require or as quickly as our competitors are able to introduce competing programs. Our efforts to introduce a new academic program may be conditioned or delayed by requirements to obtain foreign, federal, state and accrediting agency approvals. The development of new programs and courses, both conventional and online, is subject to requirements and limitations imposed by the governmental regulatory bodies of the various countries in which our institutions are located, including the U.S. Department of Education (“DOE”), state licensing agencies and the relevant accrediting bodies. The imposition of restrictions on the initiation of new educational programs by regulatory agencies may delay such expansion plans. If we do not respond adequately to changes in market requirements, our ability to attract and retain students could be impaired and our financial results could suffer.
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
The success of our institutions depends to a significant extent on the willingness of prospective employers to hire our students upon graduation. Increasingly, employers demand that their employees possess appropriate technological skills and also appropriate “soft” skills, such as communication, critical thinking and teamwork skills. These skills can evolve rapidly in a changing economic and technological environment. Accordingly, it is important that our educational programs evolve in response to those economic and technological changes. The expansion of existing academic programs and the development of new programs may not be accepted by current or prospective students or by the employers of our graduates. Students and faculty increasingly rely on personal communication devices and expect that we will be able to adapt our information technology platforms and our educational delivery methods to support these devices and any new technologies that may develop. Even if our institutions are able to develop acceptable new programs and adapt to new technologies, our institutions may not be able to begin offering those new programs and technologies as quickly as required by prospective students and employers or as quickly as our competitors begin offering similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could suffer and our results of operations and cash flows could be materially adversely affected.
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
We have identified certain contingencies, primarily tax-related, that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on our results of operations if the outcomes are unfavorable. In most cases, we have received indemnifications from the former owners and/or noncontrolling interest holders of the acquired businesses for contingencies. In cases where we are not indemnified, the unrecorded contingencies are primarily in Brazil and, in the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies in Brazil could be up to approximately $49 million if the outcomes were unfavorable in all cases. If we are not able to recover amounts that are subject to indemnification, the loss for these contingencies could be greater.

During 2010, we were notified by the Spanish Taxing Authorities (“STA”) (in this case, by the Regional Inspection Office of the Special Madrid Tax Unit) that an audit of some of our Spanish subsidiaries was being initiated for 2006 and 2007. On June 29, 2012, the STA issued a final assessment to Iniciativas Culturales de España, S.L. (“ICE”), our Spanish holding company, for approximately EUR 11.1 million ($12.3 million at December 31, 2019), including interest, for those two years based on its rejection of the tax deductibility of financial expenses related to certain intercompany acquisitions and the application of the Spanish ETVE regime. On July 25, 2012, we filed a claim with the Regional Economic-Administrative Court challenging this assessment and, in the same month, we issued a cash-collateralized letter of credit for the assessment amount, in order to suspend the payment of the tax due. Further, in July 2013, we were notified by the STA (in this case, by the Central Inspection Office for Large Taxpayers) that an audit of ICE was also being initiated for 2008 through 2010. On October 19, 2015, the STA issued a final assessment to ICE for approximately EUR 17.2 million ($19.1 million at December 31, 2019), including interest, for those three years. We have appealed this assessment and, in order to suspend the payment of the tax assessment until the court decision, we issued a cash-collateralized letter of credit for the assessment amount plus interest and surcharges. We believe that the assessments in this case are without merit and intend to defend vigorously against them. During the second quarter of 2016, we were notified by the STA that tax audits of the Spanish subsidiaries were also being initiated for 2011 and 2012. Also during the second quarter of 2016, the Regional Administrative Court issued a decision against the Company on its appeal. The Company has further appealed at the Highest Administrative Court level, which appeal has been rejected. The Company has appealed both decisions to the National Court. In July 2017, we were notified by the STA that tax audits of the Spanish subsidiaries for 2011 and 2012 were being extended to include 2013. In the first quarter of 2018, we made payments to the STA totaling EUR 29.6 million (approximately $32.8 million at December 31, 2019) in order to reduce the amount of future interest that could be incurred as the appeals process continues. The payments were made using cash that collateralized the letters of credit discussed above. In October of 2018, the STA issued a final assessment to our Spanish holding company for the 2011 through 2013 period of approximately EUR 4.1 million ($4.5 million at December 31, 2019). As of December 31, 2019, the Company has posted a cash-collateralized letter of credit of approximately $5.6 million for the assessment, plus a surcharge. The Company has appealed this assessment to the Highest Administrative Court.
In May 2019, a new tax audit was opened for fiscal years 2014-2015 for corporate income tax based on the STA’s rejection of the tax deductibility of financial expenses related to the same intercompany acquisitions as the previous tax audits. ICE received the final assessment on January 27, 2020, in which the STA rejected the allegation writ submitted by ICE and confirmed the assessment issued by the tax audit, amounting to approximately EUR 4.3 million ($4.8 million at December 31, 2019). In this regard, ICE is going to appeal the referred assessment before the Administrative Central Court but, in order to be able to submit the appeal, ICE has to issue a guarantee to cover the referred assessment.
Finally, the referred tax audit was extended in June 2019 to the non resident income tax for the second semester of fiscal year 2015. This audit is still in progress and the entity has not yet received any estimative assessment.
Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially adversely affect our financial results in the period or periods for which such determination is made.
Our reported revenues and earnings may be negatively affected by the strengthening of the U.S. dollar and currency exchange rates.
We report revenues, costs and earnings in U.S. dollars, while our institutions generally collect tuition in the local currency. Exchange rates between the U.S. dollar and the local currency in the countries where we operate institutions are likely to fluctuate from period to period. In 2019, approximately 81% of our revenues originated outside the United States. We translate revenues and other results denominated in foreign currencies into U.S. dollars for our consolidated financial statements. This translation is based on average exchange rates during a reporting period. In recent years, the U.S. dollar has strengthened against many international currencies, including the Brazilian real, Chilean peso and Mexican peso. As the exchange rate of the U.S. dollar strengthens, our reported international revenues and earnings are reduced because foreign currencies translate into fewer U.S. dollars. For the year ended December 31, 2019, a hypothetical 10% adverse change in average annual foreign currency exchange rates, excluding the impacts of our derivatives, would have decreased our operating income and our Adjusted EBITDA by $24.7 million and $63.2 million, respectively. For more information, see “Item 7A-Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Risk.”
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
Currency exchange rates and our reported revenues and earnings may also be negatively affected by inflation or hyperinflation. If a country in which we operate is designated as a highly inflationary economy in the future under GAAP, the U.S. dollar would become the functional currency for our operations in that country. As a result, all gains and losses resulting from the remeasurement of the financial results of operations in such country and other transactional foreign exchange gains and losses would be reflected in our earnings, which could result in volatility within our earnings, rather than as a component of our comprehensive income within stockholders’ equity. Hyperinflation in any of the countries in which we operate may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Goodwill and indefinite-lived intangibles make up a significant portion of our total assets, and if we determine that goodwill or indefinite-lived intangibles become impaired in the future, net income and operating income in such years may be materially and adversely affected.
As of December 31, 2019, the net carrying value of our goodwill and other intangible assets totaled approximately $2,822.4 million. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Due to the revaluation of our assets at the time of the LBO and acquisitions we have completed historically, goodwill makes up a significant portion of our total assets. In accordance with generally accepted accounting principles, we periodically review goodwill and indefinite-lived intangibles for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Future reviews of goodwill and indefinite-lived intangibles could result in reductions. Any reduction in net income and operating income resulting from the write down or impairment of goodwill and indefinite-lived intangibles could adversely affect our financial results. If economic or industry conditions deteriorate or if market valuations decline, including with respect to our Class A common stock, we may be required to impair goodwill and indefinite-lived intangibles in future periods.
We experience seasonal fluctuations in our results of operations.
Most of the institutions in our portfolio have a summer break, during which classes are generally not in session and minimal revenues are recognized. In addition to the timing of summer breaks, holidays such as Easter also have an impact on our academic calendar. Operating expenses, however, do not fully correlate to the enrollment and revenue cycles, as the institutions continue to incur expenses during summer breaks. Given the geographic diversity of our institutions and differences in timing of summer breaks, our second and fourth quarters are stronger revenue quarters as the majority of our institutions are in session for most of these respective quarters. Our first and third fiscal quarters are weaker revenue quarters because the majority of our institutions have summer breaks for some portion of one of these two quarters. Because a significant portion of our expenses do not vary proportionately with the fluctuations in our revenues, our results in a particular fiscal quarter may not indicate accurately the results we will achieve in a subsequent quarter or for the full fiscal year.
Connectivity constraints or technology system disruptions to our computer networks could have a material adverse effect on our ability to attract and retain students.
We run the online operations of our institutions on different platforms, which are in various stages of development. The performance and reliability of these online operations are critical to the reputation of our institutions and our ability to attract and retain students. Any computer system error or failure, or a sudden and significant increase in traffic on our institutions’ computer networks may result in the unavailability of these computer networks. In addition, any significant failure of our computer networks could disrupt our on-campus operations. Individual, sustained or repeated occurrences could significantly damage the reputation of our institutions’ operations and result in a loss of potential or existing students. Additionally, the computer systems and operations of our institutions are vulnerable to interruption or malfunction due to events beyond our control, including natural disasters and other catastrophic events and network and telecommunications failures. The disaster recovery plans and backup systems that we have in place may not be effective in addressing a natural disaster or catastrophic event that results in the destruction or disruption of any of our critical business or information technology and infrastructure systems. As a result of any of these events, we may not be able to conduct normal business operations and may be required to incur significant expenses in order to resume normal business operations. As a result, our revenues and results of operations may be materially adversely affected.
We rely on computer systems for financial reporting and other operations and any disruptions in our systems would materially adversely affect us.
We rely on computer systems to support our financial reporting capabilities, including our regional shared services organizations (“SSOs”), and other operations. As with any computer systems, unforeseen issues may arise that could affect our ability to receive adequate, accurate and timely financial information, which in turn could inhibit effective and timely decisions. Furthermore, it is possible that our information systems could experience a complete or partial shutdown. If such a shutdown occurred, it could materially adversely affect our ability to report our financial results in a timely manner or to otherwise operate our business.
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
Due to the sensitive nature of the information contained on our networks, such as students’ grades, our networks may be targeted by hackers. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.
Furthermore, we are subject to a variety of laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. For example, the European Union’s privacy and data security regulation, the General Data Protection Regulation (the “GDPR”), which went into effect in May 2018, imposes more stringent requirements in how we collect and process personal data and provides for significantly greater penalties for noncompliance (including possible fines of up to 4% of total company revenue). Countries in other regions, including Latin America, have passed or are considering similar privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be interpreted. We have invested, and expect to continue to invest, significant resources to comply with the GDPR and other privacy laws and regulations.
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
With our mandate that all of our institutions offer a certain percentage of online course offerings, we rely heavily upon the licensing of third-party materials, including e-textbooks and graphic, video and audio media, which are incorporated into our globally offered course content. Our institutions contract with large vendors which offer volumes of such course content. We could lose the right to license some percentage or all of those third-party materials for several reasons, including our licensors’ infringement of third-party materials, going out of business, or terminating our content licenses for one or more business reasons. We rely on the negotiation of extensive licensing rights to mitigate this eventuality and contract with known, reliable vendors. If we lose the right to a significant percentage of such content, our course offerings and programs could be negatively affected because those materials must be removed from our course offerings, resulting in significant cost to us to revise the affected courses and a poor educational experience for our students, which could negatively affect our reputation, and our financial condition and results of operations may be materially adversely affected.
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
Our institutions are vulnerable to natural or other disasters, including fires, floods, earthquakes, hurricanes and other events beyond our control. A number of our institutions are located in areas such as Mexico and Peru that are prone to damage from major weather events, which may be substantial. For example, in 2017, Peru’s normally arid regions experienced historic, torrential rainfall and subsequent flooding. At least one of our campuses located there suffered flood-related damage. There, as elsewhere in the country, flood-related damage caused a range of disruptions, including in our case a delay in the regularly scheduled start of classes for the semester, which caused revenue disruptions. A number of our institutions are also located in areas, such as Chile, Mexico and Peru, that are prone to earthquake damage. Also in 2017, a magnitude 7.1 earthquake struck Mexico causing a temporary suspension of activities at several UVM and UNITEC campuses located in the affected states of Mexico City, Puebla, Veracruz, Morelos, Chiapas and Estado de México. UVM and UNITEC temporarily suspended all activities on 21 campuses at the request of the Ministry of Education. The temporary suspension lasted 12 days on average and we incurred significant direct costs for repairs due to the earthquake. It is possible that one or more of our institutions would be unable to operate for an extended period of time in the event of a hurricane, earthquake or other disaster which does substantial damage to the area in which an institution is located. The failure of one or more of our institutions to operate for a substantial period of time could have a material adverse effect on our results of operations. In the event of a major natural or other disaster, we could also experience loss of life of students, faculty members and administrative staff, or liability for damages or injuries.
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
Our business is subject to the risk of litigation by employees, students, suppliers, competitors, minority partners, counterparties in transactions in which we purchase or sell assets, stockholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation, some of which may take place in jurisdictions where local parties may have certain advantages over foreign parties. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, or may assert criminal charges, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may materially adversely affect our business, financial condition and results of operations. See “Item 3-Legal Proceedings.”
We are subject to anti-corruption laws in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), as well as trade compliance and economic sanctions laws and regulations. Our failure to comply with these laws and regulations could subject us to civil and criminal penalties, harm our reputation and materially adversely affect our business, financial condition and results of operations.
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
In 2018, we remediated each of the four material weaknesses that were previously identified and were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See “Item 9A. Controls and Procedures-Remediation of Material Weaknesses” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
However, we may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, regardless of how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
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
Our postsecondary educational institutions in the United States (our “U.S. Institutions”) are subject to extensive regulatory requirements, including at the federal, state, and accrediting agency levels. Many students at our U.S. Institutions rely on the availability of federal student financial aid programs, known as Title IV programs, which are administered by the U.S. Department of Education (“DOE”), to finance their cost of attending our institutions. For the fiscal year ended December 31, 2019, Walden University and NewSchool of Architecture and Design derived approximately 76% and 36% of their revenues (calculated on a cash basis) from Title IV program funds.

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
If either of our U.S. Institutions were to lose its eligibility to participate in Title IV programs, we would experience a material and adverse decline in revenues, financial condition, results of operations, and future growth prospects. Furthermore, the affected U.S. Institution would be unable to continue its business as it is currently conducted, which could have a material adverse effect on the institution’s ability to continue as a going concern.
If any of the U.S. education regulatory agencies or commissions that regulate us do not approve or delay any required approvals of transactions involving a change of control, our ability to operate or participate in Title IV programs may be impaired.
If we or one of our U.S. Institutions experiences a change of ownership or control under the standards of the DOE, any applicable accrediting agency, any applicable state educational licensing agency or any specialized accrediting agency, we must notify or seek approval of each such agency or commission. These agencies do not have uniform criteria for what constitutes a change of ownership or control. Transactions or events that typically constitute a change of ownership or control include significant acquisitions or dispositions of shares of the voting stock of an institution or its parent company, and significant changes in the composition of the board of directors of an institution or its parent company. The occurrence of some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change of control from the DOE or any applicable accrediting agency or state educational licensing agency could impair our U.S. Institutions’ ability to operate or participate in Title IV programs, which could have a material adverse effect on our business, financial condition and results of operations. Failure to obtain, or a delay in receiving, approval of any change of control from any state in which our U.S. Institutions are currently licensed or authorized, or from any applicable accrediting agency, could require us to suspend our activities in that state or suspend offering applicable programs until we receive the required approval, or could otherwise impair our operations.
Our failure to obtain any required approval of any transactions from the DOE, the institutional accrediting agencies or the pertinent state educational agencies could result in one or more of our U.S. Institutions losing continued eligibility to participate in the Title IV programs, accreditation or state licensure, which could have a material adverse effect on our U.S. business, financial condition and results of operations.
Congress may revise the laws governing Title IV programs or reduce funding for those and other student financial assistance programs, and the DOE may revise its regulations administering Title IV programs, any of which could reduce our enrollment and revenues and increase costs of operations.
The U.S. Higher Education Act (the “HEA”) is a federal law that governs Title IV programs. The U.S. Congress must authorize and appropriate funding for Title IV programs under the HEA and can change the laws governing Title IV programs at any time. Congress reauthorizes the Higher Education Act, which governs federal financial assistance for higher education, approximately every five to eight years. However, the HEA was most recently reauthorized in August 2008. Congress is considering the reauthorization of HEA and an HEA reauthorization bill called the College Affordability Act was introduced in the U.S. House of Representatives on October 15, 2019. Among other provisions, the College Affordability Act would revise the 90/10 Rule to an 85/15 rule and consider educational benefits for veterans and military personnel from the Department of Veteran Affairs and Department of Defense, respectively, in the same manner as Title IV funds for purposes of the rule. It is possible that there will be other bills introduced in this Congress to amend the HEA, including a U.S. Senate HEA reauthorization bill. We cannot predict the timing and terms of any eventual HEA reauthorization, including any potential changes to institutional participation, student eligibility requirements or funding levels for particular Title IV programs, which terms may materially adversely affect our business, financial condition and results of operations. Apart from Title IV programs, eligible veterans and military personnel may receive educational benefits for the pursuit of higher education.
We cannot predict with certainty the future funding levels for Title IV programs, or for programs providing educational benefits to veterans and military personnel, or the nature of any future revisions to the law or regulations related to these programs. Because a significant percentage of the revenues of our U.S. Institutions is and is expected to be derived from Title IV programs, any action by the U.S. Congress that significantly reduces Title IV program funding or the ability of our U.S. students to participate in Title IV programs could have a material adverse effect on the enrollments, business, financial condition and results of operations of our U.S. Institutions.
In recent years, DOE has proposed or promulgated a substantial number of new regulations that impact our U.S. Institutions, including, but not limited to, borrower defenses to repayment, state authorization, and financial responsibility. For additional information regarding these regulations, see: “-The DOE may adopt regulations governing federal student loan debt forgiveness that could result in liability for amounts based on borrower defenses or affect the DOE’s assessment of our institutional capability”; “-If any of our U.S. Institutions fails to obtain or maintain any of its state authorizations in states in which such authorization is required or fail to comply with the laws and regulations of such states, that institution may not be able to operate or enroll students in that state, and may not be able to award Title IV program funds to students”; and “-If any of our U.S. Institutions do not meet specific financial responsibility standards established by the DOE, that institution may be required to post a letter of credit or accept other limitations to continue participating in Title IV programs, or that institution could lose its eligibility to participate in Title IV programs”. Any of these new or proposed regulations could have a material adverse effect on enrollments, business, financial condition, and results of operations of our U.S. Institutions.
On November 1, 2019, the DOE published final regulations regarding state authorization for programs offered through distance education and accreditation requirements. The general effective date of the final regulations is July 1, 2020. For additional information regarding these regulations, see: “-If any of our U.S. Institutions fails to obtain or maintain any of its state authorizations in states in which such authorization is required or fail to comply with the laws and regulations of such states, that institution may not be able to operate or enroll students in that state, and may not be able to award Title IV program funds to students.” As part of a 2019 negotiating rulemaking, the DOE considered changes to current regulations pertaining to the definition of distance education and to the disbursement of Title IV funds for competency-based education programs. The rulemaking is currently pending with the Office of Management and Budget. Once the review by the Office of Management and Budget is complete, the DOE will issue a Notice of Proposed Rulemaking for notice and comment. We cannot predict with certainty when these or other DOE regulations would be finalized or effective or the impact that such new regulations could have on our business, financial conditions or results of operations.
The DOE has adopted regulations governing federal student loan debt forgiveness that could result in liability for amounts based on borrower defenses or affect the DOE’s assessment of our institutional capability.
On November 1, 2016, the DOE published a rule that, among other provisions, established new standards and processes for determining whether a William D. Ford Federal Direct Loan Program (“Direct Loan Program”) borrower has a defense to repayment (“DTR”) on a loan due to acts or omissions by the institution at which the loan was used by the borrower for educational expenses (the “2016 DTR regulations”), while it engaged in a new rulemaking to further revise the regulations.
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
The 2016 DTR regulations were to take effect on July 1, 2017. On June 15, 2017, the DOE announced an indefinite delay to its implementation of the 2016 DTR regulations. On July 6, 2017, the attorneys general of 18 states and the District of Columbia filed suit against the DOE, claiming that its delay of the 2016 DTR regulations violated applicable law, including the Administrative Procedure Act. Through a series of orders dated September 12 and 17, and October 12, 2018, the U.S. District Court for the District

of Columbia held that procedural delays by the DOE in implementing the 2016 DTR regulations were improper and required that the 2016 DTR regulations be reinstated as of October 16, 2018.
On September 23, 2019, the DOE published final regulations further revising DTR and addressing certain financial responsibility and other matters (the “2019 DTR regulations”). Among other things, the 2019 DTR Regulations modify the process and standards by which borrowers can assert a defense to the borrowers’ obligation to repay certain Title IV loans first disbursed on or after July 1, 2020. A borrower may assert a defense to repayment if he or she can establish, by a preponderance of the evidence, that the participating institution misrepresented a material fact on which the borrower reasonably relied when deciding to undertake the loan, so long as the misrepresentation “clearly and directly” relates to initial or continued enrollment at the institution, concerns the institution’s provision of educational services, and also results in financial harm to the borrower. The 2019 DTR regulations establish revised definitions for misrepresentation and financial harm and generally require a borrower to assert his or her defense to repayment within three (3) years from the date on which the student ceased to be enrolled at the institution. The 2019 DTR regulations also give the DOE five (5) years in which to seek recovery of the discharged amount from the institution, after a final written decision that a borrower is entitled to a defense to repayment. The 2019 DTR regulations also modify the “triggers” that the DOE considers early warning signs of financial difficulty, the occurrence of which may require an institution to provide the DOE with a letter of credit or other surety. The 2019 DTR regulations also include provisions regarding the treatment of operating leases in the financial responsibility composite score methodology, more specifically define and require disclosures concerning the composite score’s inclusion of debt obtained for long-term purposes, and revise limited aspects of the composite score formula to account for changes in accounting terminology. The 2019 DTR regulations take effect on July 1, 2020, except for certain financial responsibility provisions that the DOE has designated for early implementation if an institution wishes to do so.
On January 16, 2020, the U.S. House of Representatives voted to pass a resolution blocking the implementation of the 2019 DTR regulations. The resolution would need to be passed by the U.S. Senate and signed by the president in order to become effective. If the resolution were enacted into Law, the 2016 DTR rules would remain in effect past July 1, 2020. We cannot predict the outcome of this resolution or any other attempts to block or revise the 2019 DTR regulations.
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
DOE certification to participate in Title IV programs lasts a maximum of six years, and institutions are required to seek recertification from the DOE on a regular basis to continue their participation in Title IV programs. An institution must also apply for recertification by the DOE if it undergoes a change in control, as defined by DOE regulations, and may be subject to similar review if it expands its operations or educational programs in certain ways. Generally, the recertification process includes a review by the DOE of the institution’s educational programs and locations, administrative capability, financial responsibility and other oversight categories. The DOE could limit, suspend or terminate an institution’s participation in Title IV programs for violations of the HEA or Title IV regulations. As discussed in more detail under “Item 1-Business-Industry Regulation-U.S. Regulation,” both of our U.S. Institutions currently participate in the Title IV programs pursuant to the DOE’s provisional form of certification.
If the DOE does not renew or withdraws either of our U.S. Institutions’ certifications to participate in Title IV programs at any time, students in the affected institution(s) would no longer be able to receive Title IV program funds. Similarly, the DOE could renew our U.S. Institutions’ certifications, but restrict or delay Title IV funding, limit the number of students to whom it could disburse such funds or impose other restrictions. In addition, the DOE may take emergency action to suspend any of our U.S. Institutions’ certifications without advance notice if it receives reliable information that an institution is violating Title IV requirements and it determines that immediate action is necessary to prevent misuse of Title IV funds. Any of these outcomes could have a material adverse effect on our U.S. Institutions’ enrollments and our business, financial condition and results of operations.
Our U.S. Institutions would lose their ability to participate in Title IV programs if they fail to maintain their institutional accreditation, and our student enrollments could decline if we fail to maintain any of our accreditations or approvals.
An institution must be accredited by an accrediting agency recognized by the DOE to participate in Title IV programs. Each of our U.S. Institutions is so accredited, and such accreditation is subject to renewal or review periodically or when necessary. If either of our U.S. Institutions fails to satisfy any of its respective accrediting commission’s standards, that institution could lose its accreditation by its respective accrediting commission, which would cause the institution to lose eligibility to participate in Title IV programs and experience a significant decline in total student enrollments. In addition, our U.S. Institutions’ individual educational programs are accredited by specialized accrediting commissions or approved by specialized state agencies. If either of our U.S. Institutions fails to satisfy the standards of any of those specialized accrediting commissions or state agencies, the institution could lose the specialized accreditation or approval for the affected programs, which could result in materially reduced student enrollments in those programs and have a material adverse effect on our business, financial condition and results of operations. In addition, if an accrediting body of our U.S. Institutions loses recognition by the DOE, that institution could lose its ability to participate in Title IV programs.
If either of our U.S. Institutions fails to obtain or maintain any of its state authorizations in states in which such authorization is required or fail to comply with the laws and regulations of such states, that institution may not be able to operate or enroll students in that state, and may not be able to award Title IV program funds to students.
The DOE requires that an educational institution be authorized in each state in which it physically operates in order to participate in Title IV programs. The level of regulatory oversight varies substantially from state to state. Our campus-based U.S. Institutions are authorized by applicable state educational licensing agencies to operate and to grant degrees or diplomas, which authorizations are required for students at these institutions to be eligible to receive funding under Title IV programs. If either of our U.S. Institutions fails to continuously satisfy applicable standards for maintaining its state authorization in a state in which that institution is physically located, that institution could lose its authorization from the applicable state educational agency to offer educational programs and could be forced to cease operations in that state. Such a loss of authorization would also cause that institution’s location in the state to lose eligibility to participate in Title IV programs, which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to extensive laws and regulations by the states in which we are authorized or licensed to operate. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations are subject to change and may limit our ability to offer educational programs and to award degrees and may limit the ability of our students to sit for certification exams in their chosen fields of study. In addition, as mentioned above, attorneys general in several states have become more active in enforcing state consumer protection laws. In addition, we may be subject to litigation by private parties alleging that we violated state laws regarding the educational programs we provide and their operations. For more information on these lawsuits, see “Item 3-Legal Proceedings.”
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
Our online educational programs offered by our U.S. Institutions and the constantly changing regulatory environment require us to continually evaluate our state regulatory compliance activities. We review the licensure or authorization requirements of other states to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization by the respective state education agencies. Therefore, in addition to the states in which we maintain physical facilities, we have obtained, or are in the process of obtaining or renewing, approvals or exemptions that we believe are necessary in connection with our activities that may constitute a presence in such other states requiring licensure or authorization by the state educational agency based on the laws, rules or regulations of that state.
In recent years, regional state compacts have created the National Council for State Authorization Reciprocity Agreements (“NC-SARA”), which is a voluntary agreement among member states and U.S. territories that establishes comparable national standards for interstate offering of postsecondary distance-education courses and programs. As of the date of this filing, all states except California participate in NC-SARA. NC-SARA requires each participating institution to have a federal composite score as measured by the DOE at the parent level of a 1.5 (or a 1.0 with justification acceptable to the state). Neither of our U.S. Institutions participates in NC-SARA because Laureate has a composite score of below 1.0. Accordingly, our U.S. Institutions must apply for and comply with each state’s applicable authorization requirements related to their distance education activities. Many states have established or are proposing legislation to create new or different criteria for authorization of “non-SARA” institutions, including requiring them to post bonds and/or meet composite score requirements. If our U.S. Institutions do not meet these requirements, they may not enroll students in that state, which could have a material impact on our business.
Additionally, the DOE recently revised its state authorization requirements pertaining to distance education. On November 1, 2019, the DOE published final regulations revising its requirements relating to state authorization for programs offered through distance education. Among other provisions, these final regulations require that an institution participating in the Title IV federal student aid programs and offering post-secondary education through distance education be authorized by each state in which the institution enrolls students, if such authorization is required by the state. The final regulations also eliminated or revised certain disclosure requirements applicable to institutions participating in the Title IV federal student aid programs. The DOE stated that it would accept, although it does not require, authorization through participation in a state authorization reciprocity agreement; provided that the agreement does not prevent a state from enforcing its own general-purpose laws or regulations outside of the state authorization of distance education. These regulations are effective July 1, 2020, but the DOE allows institutions to opt for early implementation of the provisions related to state authorization and institutional disclosures.
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
In addition, the DOE has specific rules prohibiting substantial misrepresentations to students, members of the public, accrediting agencies and state licensing agencies, as well as the DOE. In the event that the DOE determines that an institution engaged in a substantial misrepresentation, it can revoke the institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny participation applications on behalf of the institution, or seek to fine, suspend or terminate the institution’s participation in Title IV programs. These regulations provide grounds for private litigants to seek to enforce the expanded regulations through False Claims Act litigation.
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
If either of our U.S. Institutions do not comply with the DOE’s “administrative capability” standards, we could suffer financial penalties, be required to accept other limitations to continue participating in Title IV programs or lose our eligibility to participate in Title IV programs.
DOE regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV programs. These criteria require, among other things, that we comply with all applicable Title IV program regulations; have capable and sufficient personnel to administer the federal student financial aid programs; not have student loan cohort default rates in excess of specified levels; have acceptable methods of defining and measuring the satisfactory academic progress of our students; have various procedures in place for safeguarding federal funds; not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension; provide financial aid counseling to our students; refer to the DOE’s Office of Inspector General any credible information indicating that any applicant, student, employee or agent of the institution has been engaged in any fraud or other illegal conduct involving Title IV programs; submit in a timely manner all reports and financial statements required by Title IV regulations; and not otherwise appear to lack administrative capability. If an institution fails to satisfy any of these criteria or comply with any other DOE regulations, the DOE may change the institution’s method of receiving Title IV program funds, which in some cases may result in a significant delay in the institution’s receipt of those funds; place the institution on provisional certification status; or commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs. Thus, if any of our U.S. Institutions were found not to have satisfied the DOE’s “administrative capability” requirements, we could be limited in our access to, or lose, Title IV program funding, which could significantly reduce our enrollments and have a material adverse effect on our business, financial condition and results of operations.
We could also be subject to fines or penalties related to findings cited in our regulatory compliance reviews. For more information, see “-Government, regulatory agencies, accrediting bodies and third parties may conduct compliance reviews, bring claims or initiate litigation against us.”
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
As described in more detail under “Item 1—Business—Industry Regulation—U.S. Regulation” in this Form 10‑K, the DOE annually assesses our U.S. Institutions’ financial responsibility through a composite score determination based on the Laureate consolidated audited financial statements and not at the individual institutional level. Based on Laureate’s composite score for its fiscal year ended December 31, 2018, the DOE determined that it, and consequently, Walden University and NewSchool of Architecture and Design, failed to meet the standards of financial responsibility. As a result, in a letter sent to Laureate on September 20, 2019, the Department required Laureate to decrease its existing letter of credit to $125.8 million (15% of the Title IV program funds that Walden University and the other institutions that Laureate owned in the U.S. at that time received during the most recently completed fiscal year), continued the institutions on Heightened Cash Monitoring 1 and required Laureate to continue to comply with additional notification and reporting requirements, including submitting bi‑weekly cash flow statements for Laureate and monthly student rosters of the institutions, which has been a requirement since April 2018.
On November 1, 2016, as part of its defense to repayment rulemaking, the DOE issued a rule to revise its general standards of financial responsibility to include various actions and events that would require institutions to provide the DOE with irrevocable letters of credit upon the occurrence of certain triggering events. Due to litigation, the 2016 DTR regulations were reinstated as of October 16, 2018. For additional information regarding this rule and current rulemaking, see “—Risks Relating to Our Highly Regulated Industry in the United States—The DOE has adopt regulations governing federal student loan debt forgiveness that could result in liability for amounts based on borrower defenses or affect the DOE’s assessment of our institutional capability.” If we are required to repay the DOE for any successful DTR claims by students who attended our U.S. Institutions, or we are required to obtain additional letters of credit or increase our current letter of credit, it could materially affect our business, financial conditions and results of operations.
In addition, an institution participating in Title IV programs must calculate the amount of unearned Title IV program funds that it has disbursed to students who withdraw from their educational programs before completing such programs and must return those unearned funds to the appropriate lender or the DOE in a timely manner, generally within 45 days of the date the institution determines that the student has withdrawn. If either of our U.S. Institutions does not properly calculate and timely return the unearned funds for a sufficient percentage of students, that institution may have to post a letter of credit in favor of the DOE equal to 25% of Title IV program funds that should have been returned for such students in the prior fiscal year. Additionally, if any of our U.S. Institutions does not correctly calculate and timely return unearned Title IV program funds, that institution may be liable for repayment of Title IV funds and related interest and may be fined, sanctioned, or otherwise subject to adverse actions by the DOE, including termination of that institution’s participation in Title IV programs. Any of these adverse actions could increase our cost of regulatory compliance and have a material adverse effect on our business, financial condition and results of operations.
The DOE may change our U.S. Institutions’ method of receiving Title IV program funds, which could materially adversely affect our liquidity.
The DOE can impose sanctions for violating the statutory and regulatory requirements of Title IV programs, including transferring one or more of our U.S. Institutions from the advance method or the heightened cash monitoring level one method of Title IV payment, each of which permits an institution to receive Title IV funds before or concurrently with disbursing them to students, to the heightened cash monitoring level two method of payment or to the reimbursement method of payment, each of which may significantly delay an institution’s receipt of Title IV funds until student eligibility has been verified by the DOE. Any such delay in our U.S. Institutions’ receipt of Title IV program funds may materially adversely affect our cash flows and we may require additional working capital or third-party funding to finance our operations.
Our U.S. Institutions may lose eligibility to participate in Title IV programs if the percentage of our U.S. Institutions revenues derived from Title IV programs is too high.
A provision of the HEA commonly referred to as the “90/10 Rule” provides that a for-profit educational institution loses its eligibility to participate in Title IV programs if, under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of revenues, the institution derives more than 90% of its revenues from Title IV program funds for any two consecutive fiscal years. If any of our U.S. Institutions were to violate the 90/10 Rule, that institution would become ineligible to participate in Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which the institution exceeded the 90% threshold and would be unable to regain eligibility for two fiscal years thereafter. In addition, an institution that derives more than 90% of its revenue (on a cash basis) from Title IV programs for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to additional conditions or sanctions imposed by the DOE. Using the DOE’s formula under the “90/10 Rule,” Walden University and NSAD derived approximately 76% and 36% of their revenues (calculated on a cash basis), respectively, from Title IV program funds for the fiscal year ended December 31, 2019.
Walden University’s ratio could increase in the future. Congressional increases in students’ Title IV grant and loan limits may result in an increase in the revenues we receive from Title IV programs. In recent years, legislation has been introduced in Congress that would revise the 90/10 Rule to consider educational benefits for veterans and military personnel from the Department of Veteran Affairs and Department of Defense, respectively, in the same manner as Title IV funds for purposes of the rule, to prohibit institutions from participating in Title IV programs for one year if they derive more than 90% of their total revenues (calculated on a cash basis) from the Title IV programs and these other federal programs in a single fiscal year rather than the current rule of two consecutive fiscal years. The College Affordability Act, which was introduced in the U.S. House of Representatives on October 15, 2019, would revise the 90/10 Rule to an 85/15 rule and consider educational benefits for veterans and military personnel from the Department of Veteran Affairs and Department of Defense, respectively, in the same manner as Title IV funds for purposes of the rule. We cannot predict whether, or the extent to which, any of these proposed revisions could be enacted into law. In addition, reductions in state appropriations in a number of areas, including with respect to the amount of financial assistance provided to post-secondary students, could further increase our U.S. Institutions’ percentages of revenues derived from Title IV program funds. The employment circumstances of our students or their parents could also increase reliance on Title IV program funds. If Walden

University becomes ineligible to participate in Title IV programs as a result of noncompliance with the 90/10 Rule, it could have a material adverse effect on our business, financial condition and results of operations.
Either of our U.S. Institutions may lose eligibility to participate in Title IV programs if their respective student loan default rates are too high.
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
NewSchool of Architecture and Design’s official cohort default rates for the 2016, 2015 and 2014 federal fiscal years were 8%, 7.4% and 5.2%, respectively. Walden University’s official cohort default rates for the 2016, 2015 and 2014 federal fiscal years were 6.9%, 7.3% and 7.5%, respectively. The average national student loan default rates published by the DOE for all institutions that participated in the federal student aid programs for 2016, 2015 and 2014 were 10.1%, 10.8% and 11.5%, respectively, and for all proprietary institutions that participated in the federal student aid programs for 2016, 2015 and 2014 were 15.2%, 15.6% and 15.5%, respectively.
While we believe that neither of our institutions is in danger of exceeding the regulatory default rate thresholds for other Title IV programs, we cannot provide any assurance that this will continue to be the case. Any increase in interest rates on federal loans, as well as declines in income or job losses for our students, could contribute to higher default rates on student loans. Exceeding the student loan default rate thresholds and losing eligibility to participate in Title IV programs would have a material adverse effect on our business, financial condition and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions or other factors that cause our default rates to increase, could place our U.S. Institutions in danger of losing their eligibility to participate in Title IV programs, which would have a material adverse effect on our business, financial condition and results of operations.
We could be subject to sanctions or other adverse legal actions if either of our U.S. Institutions were to pay impermissible commissions, bonuses or other incentive payments to individuals involved in or with responsibility for certain recruiting, admission or financial aid activities.
Under the HEA, an institution participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based in any part, directly or indirectly, on success in enrolling students or obtaining student financial aid. Failure to comply could result in monetary penalties and/or sanctions imposed by the DOE, which could result in lower enrollments, revenue, and net operating income. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances, creating uncertainty about what constitutes incentive compensation and which employees are covered by the regulation, rendering development of effective and compliant performance metrics more difficult to establish.
In addition, in recent years, several for-profit education companies have been faced with whistleblower lawsuits under the Federal False Claims Act, known as “qui tam” cases, by current or former employees alleging violations of the prohibition against incentive compensation. If the DOE were to determine that we or any of our U.S. Institutions violated the prohibition regarding impermissible commissions, or if we were to be found liable in a False Claims action alleging a violation of this law, or if any third parties we have engaged were to violate this law, we could be fined or sanctioned by the DOE, or subjected to other monetary liability or penalties that could be substantial, including the possibility of treble damages under a False Claims action, any of which could harm our reputation, impose significant costs and have a material adverse effect on our business, financial condition and results of operations.
If we fail to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, our business could be materially adversely affected.
Higher educational institutions are susceptible to an increased risk of fraudulent activity by outside parties with respect to student enrollment and student financial aid programs. The DOE’s regulations require institutions that participate in Title IV programs to refer to the Office of Inspector General credible information indicating that any applicant, employee, third-party servicer or agent of the institution that acts in a capacity that involves administration of the Title IV programs has been engaged in any fraud or other illegal conduct involving Title IV programs. We cannot be certain that our systems and processes will always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. The potential for outside parties to perpetrate fraud in connection with the award and disbursement of Title IV program funds, including as a result of identity theft, may be heightened due to our U.S. Institutions offering various educational programs via distance education. Any significant failure by one of our U.S. Institutions to adequately detect fraudulent activity related to student enrollment and financial aid could result in loss of accreditation at the discretion of the institutions’ accrediting agency, which would result in the institution losing eligibility for Title IV programs, or in direct action by the DOE to limit or terminate the institution’s Title IV program participation. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.
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
On September 8, 2016, the Minnesota Office of Higher Education (“MOHE”) sent to Walden University an information request regarding its doctoral programs and complaints filed by doctoral students as part of a program review that MOHE was conducting. On October 23, 2019, MOHE completed its program review and issued a final report that indicated no findings of noncompliance. As part of its report, MOHE made recommendations for Walden University to develop certain goals and benchmarks with respect to its doctoral programs.
If the results of any federal proceeding is unfavorable to us, or if we are unable to defend successfully against lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations, loss of eligibility for Title IV program funding at our U.S. Institutions, injunctions or other penalties. We may also lose or have limitations imposed on our accreditations, licensing or Title IV program participation, be required to pay monetary damages or be limited in our ability to open new institutions or add new program offerings. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or to defend against those lawsuits or claims. Additionally, we may experience adverse collateral consequences, including declines in the number of students enrolling at our institutions and the willingness of third parties to deal with us or our institutions, as a result of any negative publicity associated with such reviews, claims or litigation. Claims and lawsuits brought against us may damage our reputation or cause us to incur expenses, even if such claims and lawsuits are without merit, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Risks Relating to Our Indebtedness
The fact that we have substantial debt could materially adversely affect our ability to raise additional capital to fund our operations and limit our ability to pursue our strategy or to react to changes in the economy or our industry.
We have substantial debt. As of December 31, 2019, we had outstanding: (a) a multi-currency revolving credit facility (the “Revolving Credit Facility”) scheduled to mature in October 2024; (b) senior notes consisting of Senior Notes due 2025; and (c) other long term indebtedness, consisting of capital lease obligations, notes payable, seller notes and borrowings against certain lines of credit. Our debt could have important negative consequences to our business, including:

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the senior secured credit agreement governing our Revolving Credit Facility and the indenture governing our outstanding Senior Notes due 2025. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.
Our debt agreements contain, and future debt agreements may contain, restrictions that may limit our flexibility in operating our business.
The senior secured credit agreement governing our Revolving Credit Facility and the indenture governing our outstanding Senior Notes due 2025 contain various covenants that may limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

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
In addition, the senior secured credit agreement governing our Revolving Credit Facility provides for compliance with the Consolidated Senior Secured Debt to Consolidated EBITDA Ratio, as defined in the senior secured credit agreement, which is tested quarterly. The maximum ratio, as defined, was 3.5x at December 31, 2019. As of December 31, 2019, we were in compliance with this covenant.
The senior secured credit agreement governing our Revolving Credit Facility and the indenture governing our outstanding Senior Notes due 2025 also include cross-default provisions applicable to other agreements. A breach of any of these covenants could result in a default under the agreement governing such indebtedness, including as a result of cross-default provisions. In addition, failure to make payments or observe certain covenants on the indebtedness of our subsidiaries may cause a cross default on our Revolving Credit Facility and our outstanding Senior Notes due 2025. Upon our failure to maintain compliance with these covenants, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders under such indebtedness accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings, as well as our other indebtedness. We have pledged a significant portion of our assets as collateral under our Revolving Credit Facility. If we were unable to repay those amounts, the lenders under our Revolving Credit Facility could proceed against the collateral granted to them to secure that indebtedness.
We rely on contractual arrangements and other payments, advances and transfers of funds from our operating subsidiaries to meet our debt service and other obligations.
We conduct all of our operations through certain of our subsidiaries, and we have no significant assets other than cash of $9.7 million as of December 31, 2019 held at corporate entities and the capital stock or other control rights of our subsidiaries. As a result, we rely on payments from contractual arrangements, such as intellectual property royalty, network fee and management services agreements. In addition, we also rely upon intercompany loan repayments and other payments from our operating subsidiaries to meet any existing or future debt service and other obligations, a substantial portion of which are denominated in U.S. dollars. The ability of our operating subsidiaries to pay dividends or to make distributions or other payments to their parent companies or directly to us will depend on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdictions of organization, regulatory requirements, agreements entered into by those operating subsidiaries and the covenants of any existing or future outstanding indebtedness that we or our subsidiaries may incur. For example, our VIE institutions generally are not permitted to pay dividends. Further, because most of our income is generated by our operating subsidiaries in non-U.S. dollar denominated currencies, our ability to service our U.S. dollar denominated debt obligations may be affected by any strengthening of the U.S. dollar compared to the functional currencies of our operating subsidiaries.

Disruptions of the credit and equity markets worldwide may impede or prevent our access to the capital markets for additional funding to expand our business and may affect the availability or cost of borrowing under our existing credit facility.
The credit and equity markets of both mature and developing economies have historically experienced extraordinary volatility, asset erosion and uncertainty, leading to governmental intervention in the banking sector in the United States and abroad. If these market disruptions occur in the future, we may not be able to access the capital markets to obtain funding needed to refinance our existing indebtedness or expand our business. In addition, changes in the capital or other legal requirements applicable to commercial lenders may affect the availability or increase the cost of borrowing under our Revolving Credit Facility. If we are unable to obtain needed capital on terms acceptable to us, we may need to limit our growth initiatives or take other actions that materially adversely affect our business, financial condition, results of operations and cash flows.
Our variable rate debt exposes us to interest rate risk which could materially adversely affect our cash flow.
Borrowings under our Revolving Credit Facility and certain local credit facilities bear interest at variable rates and other debt we incur also could be variable-rate debt. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could materially adversely affect our cash flow. If these rates were to increase significantly, the risks related to our substantial debt would intensify. While we have and may in the future enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. Based on our outstanding variable-rate debt as of December 31, 2019, an increase of 1% in interest rates would result in an increase in interest expense of approximately $4.4 million on an annual basis.
In addition, borrowings under our Revolving Credit Facility carry an interest rate based on LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a newly-created index, calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released by the Federal Reserve Bank of New York in April 2018. Whether SOFR will become a widely-accepted benchmark in place of LIBOR, however, remains in question. As such, the future of LIBOR and potential alternatives thereto are uncertain at this time. The potential effects of the foregoing on our cost of capital cannot yet be determined.
Risks Relating to Investing in Our Class A Common Stock
Our status as a public benefit corporation and a Certified B Corporation may not result in the benefits that we anticipate.
We are a public benefit corporation under Delaware law. As a public benefit corporation, we are required to balance the financial interests of our stockholders with the best interests of those stakeholders materially affected by our conduct, including particularly those affected by the specific benefit purpose relating to education set forth in our certificate of incorporation. In addition, there is no assurance that the expected positive impact from being a public benefit corporation will be realized. Accordingly, being a public benefit corporation and complying with our related obligations could negatively impact our ability to provide the highest possible return to our stockholders.
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
While not required by Delaware law or the terms of our certificate of incorporation, we have elected to have our social and environmental performance, accountability and transparency assessed against the proprietary criteria established by an independent non-profit organization. As a result of this assessment, we have been designated as a “Certified B CorporationTM,” which refers to companies that are certified as meeting certain levels of social and environmental performance, accountability and transparency. The standards for Certified B Corporation certification are set by an independent organization and may change over time. See “Item 1-Business-Certified B Corporation.” Our reputation could be harmed if we lose our status as a Certified B Corporation, whether by our choice or by our failure to continue to meet the certification requirements, if that failure or change were to create a perception that we are more focused on financial performance and are no longer as committed to the values shared by Certified B Corporations. Likewise, our reputation could be harmed if our publicly reported Certified B Corporation score declines.

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

•
in exiting a market that is not meeting our goals, we may choose to “teach out” the existing student body over several years rather than lose an institution; even though this could be substantially more expensive;

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
We completed our initial public offering (“IPO”) in February 2017. Since our IPO, the price of our Class A common stock, as reported by the Nasdaq Global Select Market, has ranged from a low of $10.46 on November 15, 2017 to a high of $21.62 on January 30, 2020. The trading price of our Class A common stock may continue to fluctuate and is dependent upon a number of factors, including those described in this “Item 1A-Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock as you may be unable to sell your shares at or above the price you paid, or at all. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:

•	quarterly variations in our results of operations;

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	our or our competitors’ introduction of new institutions, new programs, concepts or pricing policies;

•	announcements by us, our competitors or our vendors of significant acquisitions, joint marketing relationships, joint ventures or capital commitments;

•	changes in laws or conditions in the education industry, the financial markets or the economy as a whole;

•	failure of any of our institutions to secure or maintain accreditation or licensure;

•
announcements of regulatory or other investigations, adverse regulatory action by any regulatory body including those overseas or the DOE, state agencies or accrediting agencies, regulatory scrutiny of our operations or operations of our competitors or lawsuits filed against us or our competitors;

•	announcements by third parties of significant claims or proceedings against us;

•	the size of our public float;

•	changes in senior management or key personnel;

•	changes in our dividend policy;

•	adverse resolution of new or pending litigation against us;

•	the occurrence of any event described in “Item 1A-Risk Factors”;

•	issuances, exchanges, repurchases or sales, or expected issuances, exchanges, repurchases or sales of our capital stock; and

•	general domestic and international economic conditions.
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
As of December 31, 2019, 90,831,285 shares of our Class B common stock were outstanding. Such amount excludes 701,125 shares of Class B common stock issuable upon the exercise of outstanding vested stock options under the 2007 Stock Incentive Plan (the “2007 Plan”), 2,719,552 shares of Class B common stock issuable upon the exercise of outstanding vested stock options under the 2013 Long-Term Incentive Plan (the “2013 Plan”), 517 shares of Class B common stock subject to outstanding unvested stock options under the 2013 Plan, 1,250,827 shares of Class A common stock and/or Class B common stock reserved for future issuance under the 2013 Plan, and 7,430 shares of Class B common stock reserved for future issuance under the Laureate Education, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”). All of our outstanding shares of Class B common stock became eligible for sale on August 5, 2017. Sales of a substantial number of shares of our Class B common stock, which will automatically convert into Class A common stock upon sale, could cause the market price of our Class A common stock to decline.
Because we have no current plans to pay ordinary cash dividends on our common stock for the foreseeable future, and our debt arrangements place certain restrictions on our ability to do so, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.
We may retain future earnings, if any, for future operation, expansion and debt repayment and have no current plans to pay any ordinary cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our Revolving Credit Facility and the indenture governing our outstanding notes. In addition, we are permitted under the terms of our debt instruments to incur additional indebtedness, which may restrict or prevent us from paying dividends on our common stock. Furthermore, our ability to declare and pay dividends may be limited by instruments governing future outstanding indebtedness we may incur. As a result, you may not receive any return on an investment in our Class A common stock unless you sell your Class A common stock for a price greater than that which you paid for it.
The dual class structure of our common stock as contained in our certificate of incorporation has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including Wengen Alberta, Limited Partnership (“Wengen”), our controlling stockholder, and our executive officers, employees and directors and their affiliates, and limiting your ability to influence corporate matters.
Each share of our Class B common stock has ten votes per share, and each share of our Class A common stock has one vote per share. As of February 14, 2020, stockholders who hold shares of Class B common stock, including Wengen, and our executive officers, employees and directors and their affiliates, together hold approximately 89% of the voting power of our outstanding capital stock, and therefore have significant influence over the management affairs of the Company and control over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent less than a majority of the outstanding shares of our Class A and Class B common stock.
The Wengen investors have control over our decisions to enter into any corporate transaction and the ability to prevent any transaction that requires stockholder approval regardless of whether others believe that the transaction is in our best interests. So long as the Wengen investors continue to have an indirect interest in a majority of our outstanding Class B common stock, they have the ability to control the vote in any election of directors. This concentrated control limits your ability to influence corporate matters. The interests of the Wengen investors and other holders of Class B common stock may not coincide with the interests of holders of the Class A common stock. In addition, in connection with the completion of our IPO, we entered into a new Wengen Securityholders’ Agreement dated as of February 6, 2017, by and among Wengen, Laureate and the other parties thereto, pursuant to which certain of the Wengen investors have certain rights to appoint directors to our board of directors and its committees.
In addition, the Wengen investors are in the business of making or advising on investments in companies and may hold, and may from time to time in the future acquire, interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours.
We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Holders of our securities do not have the same protections afforded to stockholders of companies that are subject to such requirements.
Wengen controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the board of directors consist of independent directors;

•
the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.
We currently utilize these exemptions and intend to continue to do so. As a result, we do not have a majority of independent directors, our nominating and corporate governance committee and our compensation committee do not consist entirely of independent directors and such committees are not subject to annual performance evaluations. Accordingly, for so long as we are a “controlled company,” you will not have the same protections afforded to holders of securities of companies that are subject to all of the corporate governance requirements of Nasdaq.

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
Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of the Company, even if such change in control would be beneficial to the holders of our Class A common stock. These provisions include:

•	the dual class structure of our common stock;

•	authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	prohibiting the use of cumulative voting for the election of directors;

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

•
establishing advance notice and duration of ownership requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Laureate is headquartered in Baltimore, Maryland. The following table summarizes the properties included in continuing operations by segment and in discontinued operations, each as of December 31, 2019:

Segment	Square feet leased space	Square feet owned space	Total square feet
Brazil	10,560,298	2,806,808	13,367,106
Mexico	28,241,609	8,998,500	37,240,109
Andean	6,649,113	10,239,172	16,888,285
Rest of World	1,031,084	—	1,031,084
Online & Partnerships	222,114	—	222,114
Corporate (including headquarters)	117,114	—	117,114
Discontinued Operations	5,284,630	6,896,292	12,180,922
Total	52,105,962	28,940,772	81,046,734

Our Brazil, Mexico, Andean and Rest of World segments lease or own various sites that may include a local headquarters and all or some of the facilities of a campus or location. In many countries, our facilities are subject to mortgages.

Our Online & Partnerships segment has offices at our headquarters location in Baltimore and leases additional facilities in Columbia, Maryland; Minneapolis, Minnesota; Tempe, Arizona; San Antonio, Texas; Gdansk, Poland and Amsterdam, Netherlands. Our headquarters consists of two leased facilities in Baltimore, Maryland, which are used primarily for office space.

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

On December 6, 2019, the Occupational Safety and Health Administration of the U.S. Department of Labor (“OSHA”) dismissed a complaint made by Michael S. Ryan, the former chief accounting officer of the Company, alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act (Michael S. Ryan vs. Laureate Education, Inc., Case No. 3-0050-17-011). On January 2, 2020, Mr. Ryan filed Objections to the Secretary’s Findings, and Request for Hearing Before an Administrative Law Judge (the “Objections and Request for Hearing”) with the Chief Administrative Law Judge and a hearing has been set for September, 2020. Mr. Ryan’s complaint to OSHA, which was filed on November 16, 2016, also alleges a lack of compliance with U.S. GAAP and violations of certain SEC rules and regulations. The complaint does not seek any specified amount of damages. The Company has investigated the allegations made in the complaint with the assistance of outside legal and accounting advisers and believes that its consolidated financial statements are in compliance with U.S. GAAP and SEC rules and regulations in all material respects and that the allegations are baseless and without merit. The Company currently is assessing its response to the Objections and Request for Hearing. The Company intends to continue to defend itself vigorously.

During 2010, we were notified by the Spanish Taxing Authorities (“STA”) (in this case, by the Regional Inspection Office of the Special Madrid Tax Unit) that an audit of some of our Spanish subsidiaries was being initiated for 2006 and 2007. On June 29, 2012, the STA issued a final assessment to Iniciativas Culturales de España, S.L. (“ICE”), our Spanish holding company, for approximately EUR 11.1 million ($12.3 million at December 31, 2019), including interest, for those two years based on its rejection of the tax deductibility of financial expenses related to certain intercompany acquisitions and the application of the Spanish ETVE regime. On July 25, 2012, we filed a claim with the Regional Economic-Administrative Court challenging this assessment and, in the same month, we issued a cash-collateralized letter of credit for the assessment amount, in order to suspend the payment of the tax due. Further, in July 2013, we were notified by the STA (in this case, by the Central Inspection Office for Large Taxpayers) that an audit of ICE was also being initiated for 2008 through 2010. On October 19, 2015, the STA issued a final assessment to ICE for approximately EUR 17.2 million ($19.1 million at December 31, 2019), including interest, for those three years. We have appealed this assessment and, in order to suspend the payment of the tax assessment until the court decision, we issued a cash-collateralized letter of credit for the assessment amount plus interest and surcharges. We believe that the assessments in this case are without merit and intend to defend vigorously against them. During the second quarter of 2016, we were notified by the STA that tax audits of the Spanish subsidiaries were also being initiated for 2011 and 2012. Also during the second quarter of 2016, the Regional Administrative Court issued a decision against the Company on its appeal. The Company has further appealed at the Highest Administrative Court level, which appeal has been rejected. The Company has appealed both decisions to the National Court. In July 2017, we were notified by the STA that tax audits of the Spanish subsidiaries for 2011 and 2012 were being extended to include 2013. In the first quarter of 2018, we made payments to the STA totaling EUR 29.6 million (approximately $32.8 million at December 31, 2019) in order to reduce the amount of future interest that could be incurred as the appeals process continues. The payments were made using cash that collateralized the letters of credit discussed above. In October of 2018, the STA issued a final assessment to our Spanish holding company for the 2011 through 2013 period of approximately EUR 4.1 million ($4.5 million at December 31, 2019). As of December 31, 2019, the Company has posted a cash-collateralized letter of credit of approximately $5.6 million for the assessment, plus a surcharge. The Company has appealed this assessment to the Highest Administrative Court.

In May 2019, a new tax audit was opened for fiscal years 2014-2015 for corporate income tax based on the STA’s rejection of the tax deductibility of financial expenses related to the same intercompany acquisitions as the previous tax audits. ICE received the final assessment on January 27, 2020, in which the STA rejected the allegation writ submitted by ICE and confirmed the assessment issued by the tax audit, amounting to approximately EUR 4.3 million ($4.8 million at December 31, 2019). ICE intends to appeal the referred assessment before the Administrative Central Court but, in order to be able to submit the appeal, ICE must issue a guarantee to cover the referred assessment.

Finally, the referred tax audit was extended in June 2019 to the non resident income tax for the second semester of fiscal year 2015. This audit is still in progress and the entity has not yet received any estimative assessment.

On June 10, 2019, the Supreme People’s Court affirmed the judgment of the Higher Court of Hunan Province in favor of current and former Laureate affiliates and dismissed an appeal filed by Mr. Zhen Ziban, an heir of Chen Zhengxian, a minority shareholder in our former network institution in China, Hunan International Economics University (“HIEU”). Mr. Zheng had had six months to apply to the Supreme People’s Court for a retrial of the case. Mr. Zheng failed to apply within the prescribed timeframe to the Supreme People’s Court of the People’s Republic of China (the “Supreme People’s Court”) for a retrial of the case commenced by Mr. Chen against LEI Lie Ying Limited and Steven Lin (a former Laureate employee) seeking return of a capital contribution of RMB 172 million and for loss of interest of RMB 28 million or the distribution of dividends in an equivalent amount. Accordingly, we believe that this matter is resolved.

On June 10, 2019, the Supreme People’s Court affirmed the judgment of the Higher Court of Hunan Province in favor of current and former Laureate affiliates and dismissed an appeal filed by Guangdong Nanbo Education Investment Co Ltd. Guangdong Nanbo Education Investment Co Ltd. had six months to apply to the Supreme People’s Court for a retrial of the case. Guangdong Nanbo Education Investment Co Ltd., a minority shareholder in the HIEU group, failed to apply within the prescribed timeframe to the Supreme People’s Court for a retrial of the case commenced by such entity against LEI Lie Ying Limited (as majority shareholder) and Laureate Shanghai alleging the invalidity of service agreements entered into between HIEU and Laureate Shanghai and the infringement by LEI Lie Ying Limited of HIEU’s interests, and seeking the repayment of RMB 265 million in fees paid under those agreements. Accordingly, we believe that this matter is resolved.

On September 11, 2019, the People’s Court of Tianxin District, Changsha City, in the People’s Republic of China issued a Notice of Assistance in Enforcement addressed to Lei Lie Ying Limited, a private limited company formerly indirectly owned by us (“LEILY”), and HIEU requesting that (i) Zhang Jianbo and Chen Zhengxiani’s alleged rights in certain land owned by HIEU be frozen, (ii) such land be disposed of instead pursuant to the terms of a series of agreements allegedly entered into in 2009 and (iii) the proceeds thereof be deposited with the court pending final resolution of the dispute. Under the agreements entered into for the sale of our interest in LEILY, we are required to defend this action and to indemnify the purchaser against any liabilities which arise from these claims, subject to an aggregate cap on liability of RMB 400 million (approximately $57 million at December 31, 2019). We believe that the claims are without merit and intend to defend vigorously against them.

Item 4. Mine Safety Disclosures

Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Class A common stock has traded on the Nasdaq under the symbol “LAUR” since February 1, 2017. Prior to that date, there was no public trading market for our Class A common stock. On February 14, 2020, the last reported sale price of our common stock was $21.25. There is currently no established public trading market for our Class B common stock.
Holders of Record
There were 118,578,038 holders of record of our Class A common stock and 90,814,034 holders of record of our Class B common stock as of February 14, 2020. The number of beneficial owners of our Class A common stock is substantially greater than the number of record holders, because substantially all of our Class A common stock is held in “street name” by banks and brokers.
Dividend Policy
We currently do not anticipate paying any ordinary cash dividends on our Class A common stock or Class B common stock in the foreseeable future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. The terms of our senior secured credit agreement governing our Revolving Credit Facility and the indenture governing our outstanding Senior Notes due 2025 limit our ability to pay cash dividends in certain circumstances. Furthermore, if we are in default under the senior secured credit agreement governing our Revolving Credit Facility or the indenture governing our outstanding Senior Notes due 2025, our ability to pay cash dividends will be limited in the absence of a waiver of that default or an amendment to such agreement or such indenture. In addition, our ability to pay cash dividends on shares of our Class A common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries. For more information on our senior secured credit agreement governing our Revolving Credit Facility and the indenture governing our outstanding Senior Notes due 2025, see “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10, Debt, in our consolidated financial statements. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our board of directors.
Equity Compensation Plan Information
The information required by Item 201(d) of Regulation S-K is incorporated by reference to Part III. Item 12 of this Form 10-K.
Stock Performance Graph
The following graph compares the cumulative total return of our Class A common stock, an industry peer group index, and the Nasdaq Composite Index from February 1, 2017 (the first day on which our Class A common stock traded on the Nasdaq Global Select Market) through December 31, 2019. We believe that our industry peer group represents the majority of the market value of publicly traded companies whose primary business is post-secondary education. The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 investment on February 1, 2017 in either our Class A common stock, the companies in our industry peer group, or the Nasdaq Composite Index. Data for the Nasdaq Composite Index and our peer group assume reinvestment of dividends.

The peer group included in the performance graph above consists of Strategic Education, Inc. (STRA), Adtalem Global Education, Inc. (ATGE), Grand Canyon Education, Inc. (LOPE), Cogna Educação S.A. (COGN3) and YDUQS (YDUQ3).

The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be deemed incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (in thousands, except per share amounts)

The following table provides a summary of the Company’s purchases of its Class A common stock during the fourth quarter of the fiscal year ended December 31, 2019 pursuant to the Company’s authorized stock repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares yet to be purchased under the plans or programs (1)
10/1/19 - 10/31/19	2,759	$16.37	2,759	$150,000
11/1/19 - 11/30/19	2,999	$16.86	2,999	$99,442
12/1/19 - 12/31/19	4,100	$17.13	4,100	$29,192
Total	9,858	$16.84	9,858	$29,192

(1) On August 8, 2019, the Company announced that its board of directors had authorized a stock repurchase program to acquire up to $150,000 of the Company’s Class A common stock. In early October 2019, the Company's stock repurchases reached the previously authorized limit of $150,000 and, on October 14, 2019, the Company's board of directors approved the increase of its existing authorization to repurchase shares of the Company's Class A common stock by $150,000. In January 2020, the Company's stock repurchases reached the authorized limit.

Item 6. Selected Financial Data

Set forth below are selected consolidated financial data of Laureate Education, Inc., at the dates and for the periods indicated. The selected historical statements of operations data and statements of cash flows data for the fiscal years ended December 31, 2019, 2018 and 2017 and balance sheet data as of December 31, 2019 and 2018 have been derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected historical statements of operations data and statements of cash flows data for the fiscal year ended December 31, 2016 and 2015 and balance sheet data as of December 31, 2017, 2016 and 2015, as recast for discontinued operations, have been derived from our accounting records. Our historical results are not necessarily indicative of our future results. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included therein.

The selected historical consolidated financial data should be read in conjunction with “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Fiscal Year Ended December 31,
(Dollar amounts in thousands)	2019	2018	2017	2016	2015

Consolidated Statements of Operations:
Revenues	$3,250,326	$3,290,213	$3,333,073	$3,255,908	$3,345,937
Costs and expenses:
Direct costs	2,671,557	2,697,049	2,775,326	2,747,028	2,900,947
General and administrative expenses	252,179	299,264	315,471	222,496	194,686
Loss on impairment of assets	470	10,030	7,121	—	—
Operating income	326,120	283,870	235,155	286,384	250,304
Interest income	12,209	11,856	11,865	14,414	9,474
Interest expense	(167,331)	(235,214)	(334,900)	(390,374)	(367,284)
Loss on debt extinguishment	(28,267)	(7,481)	(8,392)	(17,363)	(1,263)
Gain on derivatives	7,277	88,292	28,656	(6,084)	(2,607)
Other income (expense), net	9,222	12,226	(1,892)	457	(423)
Foreign currency exchange (loss) gain, net	(27,081)	(32,564)	3,231	77,087	(128,449)
(Loss) gain on sales and disposals of subsidiaries, net (1)	(37,751)	254	(10,490)	398,081	—
Income (loss) from continuing operations before income taxes and equity in net income (loss) of affiliates	94,398	121,239	(76,767)	362,602	(240,248)
Income tax (expense) benefit	(80,656)	(131,771)	92,989	(33,272)	(94,424)
Equity in net income (loss) of affiliates, net of tax	219	(2)	152	90	2,495
Income (loss) from continuing operations	13,961	(10,534)	16,374	329,420	(332,177)
Income from discontinued operations, net of tax expense of $17,539 for 2019, $48,771 for 2018 and $26,176 for 2017	53,941	84,884	77,390	36,766	16,332
Gain on sales of discontinued operations, net, including tax benefit of $33,472 for 2019, $3,466 for 2018 and $0 for 2017	869,762	296,580	—	—	—
Net income (loss)	937,664	370,930	93,764	366,186	(315,845)
Net loss (income) attributable to noncontrolling interests	820	(863)	(2,299)	5,661	(403)
Net income (loss) attributable to Laureate Education, Inc.	$938,484	$370,067	$91,465	$371,847	$(316,248)

(1) In 2016, represents a gain of approximately $249.4 million resulting from the Swiss institutions sale that closed on June 14, 2016, and a gain of approximately $148.7 million resulting from the French institutions sale that closed on July 20, 2016. In 2017, primarily represents a final purchase price settlement related to the sale of the Swiss institutions. In 2019, primarily represents a loss from the release of accumulated foreign currency translation upon dissolution of several dormant subsidiaries.

	Fiscal Year Ended December 31,
(Dollar amounts in thousands)	2019	2018	2017	2016	2015

Consolidated Statements of Cash Flows:
Net cash provided by operating activities	$339,769	$396,858	$192,157	$192,256	$171,418
Net cash provided by (used in) investing activities	1,116,760	115,494	(284,682)	297,297	(159,095)
Net cash (used in) provided by financing activities	(1,673,977)	(410,129)	157,570	(445,722)	34,424

Segment Data:
Revenues:
Brazil	$578,449	$654,300	$765,746	$690,804	$672,917
Mexico	652,846	646,134	646,154	626,011	678,193
Andean	1,189,701	1,155,691	1,085,640	969,717	913,388
Rest of World	190,136	177,995	161,917	284,467	399,101
Online & Partnerships	634,125	664,226	690,374	704,976	707,998
Corporate	5,069	(8,133)	(16,758)	(20,067)	(25,660)
Total Revenues	$3,250,326	$3,290,213	$3,333,073	$3,255,908	$3,345,937

Other Data:
Total enrollments (rounded to the nearest hundred):
Brazil	271,900	280,000	271,200	259,000	257,200
Mexico	204,200	206,300	214,200	213,800	205,000
Andean	326,000	309,200	299,100	286,600	270,700
Rest of World	16,400	13,900	12,800	11,800	25,300
Online & Partnerships	56,600	60,600	63,500	68,300	72,400
Total	875,100	870,000	860,800	839,500	830,600
New enrollments (rounded to the nearest hundred):
Brazil	198,300	170,800	149,900	134,500	142,300
Mexico	112,300	109,000	107,300	108,400	101,000
Andean	133,000	119,200	116,600	117,200	112,500
Rest of World	12,100	10,100	9,100	11,600	16,500
Online & Partnerships	30,400	33,500	35,000	39,300	39,500
Total	486,100	442,600	417,900	411,000	411,800

	As of December 31,
(Dollar amounts in thousands)	2019	2018	2017	2016	2015

Consolidated Balance Sheets:
Cash and cash equivalents	$339,629	$387,780	$319,040	$294,733	$277,558
Restricted cash	186,921	195,792	206,705	173,044	145,787
Net working capital (current assets less current liabilities)	(127,877)	27,046	(85,898)	(324,430)	(491,084)
Property and equipment, net	1,199,219	1,275,341	1,375,994	1,354,996	1,445,700
Goodwill	1,701,495	1,707,089	1,825,285	1,783,474	1,948,364
Tradenames	1,119,454	1,126,244	1,167,302	1,153,348	1,199,943
Other intangible assets, net	1,431	25,429	35,779	46,035	50,158
Total assets	6,515,628	6,769,636	7,391,285	7,062,534	7,403,168
Total debt, including due to shareholders of acquired companies	1,400,657	2,739,303	3,161,473	3,626,486	4,252,391
Deferred compensation	12,744	12,778	14,470	14,128	32,343
Total liabilities, excluding debt, due to shareholders of acquired companies and derivative instruments	2,298,525	1,954,314	2,214,687	2,401,855	2,723,591
Convertible redeemable preferred stock	—	—	400,276	332,957	—
Redeemable noncontrolling interests and equity	12,295	14,396	13,721	23,876	51,746
Total Laureate Education, Inc. stockholders' equity	2,816,963	2,061,079	1,575,164	632,210	324,759

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our results of operations and financial condition with the “Selected Financial Data” and the audited historical consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (or, Form 10-K). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Item 1A. Risk Factors” section of this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See‘‘Forward-Looking Statements.”

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

Overview

Our Business

We have built the largest international portfolio of degree-granting higher education institutions, primarily focused in Latin America, with 875,100 students enrolled at our 29 institutions in nine countries on more than 150 campuses included in our continuing operations as of December 31, 2019, which we collectively refer to as the Laureate International Universities network. We believe the global higher education market presents an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for quality higher education around the world. Advanced education opportunities drive higher earnings potential, and we believe the projected growth in the middle-class population worldwide and limited government resources dedicated to higher education create substantial opportunities for high-quality private institutions to meet this growing and unmet demand. Our outcomes-driven strategy is focused on enabling students to prosper and thrive in the dynamic and evolving knowledge economy.

As of December 31, 2019, our international portfolio of 29 institutions comprised 28 institutions we owned or controlled and one additional institution that we managed through a joint venture arrangement. We have six operating segments as described below. We group our institutions by geography in: 1) Brazil; 2) Mexico; 3) Andean; 4) Central America & U.S. Campuses; and 5) Rest of World for reporting purposes. Our sixth segment, Online & Partnerships, includes fully online institutions that operate globally.

Discontinued Operations

In 2017, the Company announced the divestiture of certain subsidiaries in our Rest of World and Central America & U.S. Campuses segments. In August 2018, the Company announced the divestiture of additional subsidiaries located in Europe, Asia and Central America. After completing all of the announced divestitures, the Company’s remaining principal markets would be Brazil, Chile, Mexico and Peru, along with the Online and Partnerships segment and the institutions in Australia and New Zealand. At the time of the August 2018 announcement, the markets being divested by sale (the Discontinued Operations) included the institutions in Portugal and Spain, which were part of the Andean segment, all remaining institutions in the Central America & U.S. Campuses segment, and all remaining institutions in the Rest of World segment, except for Australia, New Zealand and the managed institutions in the Kingdom of Saudi Arabia and China. The institutions in the Kingdom of Saudi Arabia were managed under a contract that expired at the end of August 2019 and was not renewed. Accordingly, these institutions were disposed of other than by sale on August 31, 2019, and, beginning in the third quarter of 2019, have been included in Discontinued Operations for all periods presented. The divestitures represented a strategic shift that had a major effect on the Company's operations and financial results. Accordingly, in accordance with Accounting Standard Codification (ASC) 205-20, ‘‘Discontinued Operations,’’ the results of the divestitures that are part of the strategic shift are presented as discontinued operations for all periods in our consolidated financial statements included elsewhere in our Form 10-K. Since our entire Central America & U.S. Campuses operating segment is included in Discontinued Operations, it no longer meets the criteria for a reportable segment under ASC 280, ‘‘Segment Reporting,’’ and, therefore, it is excluded from the segments information for all periods presented. In addition, the portions of the Andean and Rest of World reportable segments that are included in Discontinued Operations have also been excluded from the segment information for all periods presented. Unless indicated otherwise, the information in the MD&A relates to continuing operations.

The Company began closing sale transactions in the first quarter of 2018. To date, we have completed the sales of subsidiaries in Cyprus, Italy, China, Germany, Morocco, Thailand, South Africa, India, Spain, Portugal, Turkey, Panama, and Costa Rica, as well as Kendall College, LLC (Kendall) and the University of St. Augustine for Health Sciences, LLC (St. Augustine) in the United States, and Centro Universitário do Norte (UniNorte), an institution in the Brazil segment that was included in continuing operations as it was not part of the strategic shift. We have not yet completed the divestitures of our subsidiaries in Honduras and Malaysia, as well as NewSchool of Architecture and Design, LLC (NSAD), a small campus-based institution in the United States, for which we have a signed sale agreement. See also Note 4, Discontinued Operations and Assets Held for Sale, Note 6, Dispositions and Asset Sales and Note 25, Subsequent Events, in our consolidated financial statements included elsewhere in this Form 10-K.

Exploration of Strategic Alternatives

On January 27, 2020, Laureate announced that its Board of Directors had authorized the Company to explore strategic alternatives for each of its businesses to unlock shareholder value. As part of this process, the Company will evaluate all potential options for its remaining businesses, including sales, spin-offs or business combinations. There can be no assurance as to the outcome of this process, including whether it will result in the completion of any transaction, as to the values that may be realized from any potential transaction or as to how long the review process will take. During this process of exploring strategic alternatives, if the Company should determine that the estimated fair value of any of its remaining businesses is less than its carrying value, the Company will be required to record impairment charges that could be material.

Our Segments

Our campus-based segments generate revenues by providing an education that emphasizes professional-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings are increasingly utilizing online and hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. Many of our largest campus-based operations are in developing markets which are experiencing a growing demand for higher education based on favorable demographics and increasing secondary completion rates, driving increases in participation rates and resulting in continued growth in the number of higher education students. Traditional higher education students (defined as 18-24 year olds) have historically been served by public universities, which have limited capacity and are often underfunded, resulting in an inability to meet the growing student demand and employer requirements. This supply and demand imbalance has created a market opportunity for private sector participants. Most students finance their own education. However, there are some government-sponsored student financing programs which are discussed below. These campus-based segments include Brazil, Mexico, Andean, Central America & U.S. Campuses, and Rest of World. Specifics related to each of these campus-based segments and our Online & Partnerships segment are discussed below:

•
In Brazil, approximately 73% of post-secondary students are enrolled in private higher education institutions. While the federal government defines the national curricular guidelines, institutions are licensed to operate by city. Laureate owns 12 institutions in seven states throughout Brazil, with a particularly strong presence in the competitive São Paulo market. Many students finance their own education while others rely on the government-sponsored programs such as Prouni and FIES.

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

•
The Andean segment includes institutions in Chile and Peru. In Chile, private universities enroll approximately 72% of post-secondary students and there are government-sponsored student financing programs. In Peru, the public sector plays a significant role, but private universities are increasingly providing the capacity to meet growing demand.

•
As of December 31, 2019, the Central America & U.S. Campuses segment includes institutions in Costa Rica, Honduras and the United States. Students in Central America typically finance their own education while students in the United States finance their education in a variety of ways, including U.S. Department of Education (DOE) Title IV programs. The entire Central America & U.S. Campuses segment is included in Discontinued Operations. As discussed in Note 25, Subsequent Events, of our consolidated financial statements included elsewhere in this Form 10-K, we completed the sale of our operations in Costa Rica on January 10, 2020.

•
The Rest of World segment includes campus-based institutions in Asia Pacific with operations in Australia, Malaysia, and New Zealand. Additionally, the Rest of World segment manages one institution in China through a joint venture arrangement and, until August 31, 2019 when the contract expired, the Rest of World segment also managed eight licensed institutions in the Kingdom of Saudi Arabia. The institutions in Malaysia and the Kingdom of Saudi Arabia are included in Discontinued Operations.

•
The Online & Partnerships segment includes fully online institutions that offer profession-oriented degree programs in the United States through Walden University (Walden), a U.S.-based accredited institution, and through the University of Liverpool and the University of Roehampton in the United Kingdom. These online institutions primarily serve working adults with undergraduate and graduate degree program offerings. Students in the United States finance their education in a variety of ways, including Title IV programs. We no longer accept new enrollments at the University of Liverpool and the University of Roehampton, which are in a teach-out process.

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

The following information for our reportable segments is presented as of December 31, 2019:

	Countries	Institutions	Enrollment	2019 Revenues ($ in millions) (1)	% Contribution to 2019 YTD Revenues
Brazil	1	12	271,900	$578.4	18%
Mexico	1	2	204,200	652.8	20%
Andean	2	8	326,000	1,189.7	37%
Rest of World	3	4	16,400	190.1	6%
Online & Partnerships (2)	2	3	56,600	634.1	19%
Total (1)	9	29	875,100	$3,250.3	100%
(1) Amounts related to Corporate, partially offset by the elimination of intersegment revenues, total $5.1 million and are not separately presented.
(2) We no longer accept new enrollments at the University of Liverpool and the University of Roehampton.

Challenges

Our international operations are subject to complex business, economic, legal, regulatory, political, tax and foreign currency risks, which may be difficult to adequately address. The majority of our operations are outside the United States. As a result, we face risks that are inherent in international operations, including: fluctuations in exchange rates, possible currency devaluations, inflation and hyper-inflation; price controls and foreign currency exchange restrictions; potential economic and political instability in the countries in which we operate; expropriation of assets by local governments; key political elections and changes in government policies; multiple and possibly overlapping and conflicting tax laws; and compliance with a wide variety of foreign laws. See “Item 1A—Risk Factors—Risks Relating to Our Continuing Business—We are a multinational business with continuing operations in nine countries around the world, predominantly in Latin America, and are subject to complex business, economic, legal, political, tax and foreign currency risks, which risks may be difficult to adequately address.” There are also risks associated with our decision to divest certain operations and explore other strategic alternatives. See “Item 1A—Risk Factors—Risks Relating to Our Continuing Business—Our exploration of strategic alternatives and our activities related to previously announced divestitures may disrupt our ongoing businesses, result in increased expenses and present certain risks to the Company.” We plan to grow our continuing operations organically by: 1) adding new programs and course offerings; 2) expanding target student demographics; and 3) increasing capacity at existing and new campus locations. Our success in growing our business will depend on the ability to anticipate and effectively manage these and other risks related to operating in various countries.

Regulatory Environment and Other Matters
Our business is subject to varying laws and regulations based on the requirements of local jurisdictions. These laws and regulations are subject to updates and changes. We cannot predict the form of the rules that ultimately may be adopted in the future or what effects they might have on our business, financial condition, results of operations and cash flows. We will continue to develop and implement necessary changes that enable us to comply with such laws and regulations. See “Item 1A—Risk Factors—Risks Relating to Our Continuing Business—Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations,” “Risk Factors—Risks Relating to Our Continuing Business—Political and regulatory developments in Chile may materially adversely affect us,” “Risk Factors—Risks Relating to Our Highly Regulated Industry in the United States,” and “Item 1—Business—Industry Regulation” for a detailed discussion of our different regulatory environments and Note 20, Legal and Regulatory Matters, in our consolidated financial statements included elsewhere in this Form 10-K.

Key Business Metric

Enrollment

Enrollment is our lead revenue indicator and represents our most important non-financial metric. We define “enrollment” as the number of students registered in a course on the last day of the enrollment reporting period. New enrollments provide an indication of future revenue trends. Total enrollment is a function of continuing student enrollments, new student enrollments and enrollments from acquisitions, offset by graduations, attrition and enrollment decreases due to dispositions. Attrition is defined as a student leaving the institution before completion of the program. To minimize attrition, we have implemented programs that involve assisting students in remedial education, mentoring, counseling and student financing.

Each of our institutions has an enrollment cycle that varies by geographic region and academic program. During each academic year, each institution has a “Primary Intake” period in which the majority of the enrollment occurs. Most institutions also have one or more smaller “Secondary Intake” periods. The first calendar quarter generally coincides with the Primary Intakes for our institutions in the Brazil, Andean and Rest of World segments. The third calendar quarter generally coincides with the Primary Intakes for our institutions in the Mexico and Online & Partnerships segments.

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

Principal Components of Income Statement

Revenues

The majority of our revenue is derived from tuition and educational services. The amount of tuition generated in a given period depends on the price per credit hour and the total credit hours or price per program taken by the enrolled student population. The price per credit hour varies by program, by market and by degree level. Additionally, varying levels of discounts and scholarships are offered depending on market-specific dynamics and individual achievements of our students. Revenues are recognized net of scholarships, other discounts, refunds, waivers and the fair value of any guarantees made by Laureate related to student financing programs. In addition to tuition revenues, we generate other revenues from student fees, dormitory/residency fees and other education-related activities. These other revenues are less material to our overall financial results and have a tendency to trend with tuition revenues. The main drivers of changes in revenues between periods are student enrollment and price. We continually monitor market conditions and carefully adjust our tuition rates to meet local demand levels. We proactively seek the best price and content combinations to remain competitive in all the markets in which we operate.

Direct Costs

Our direct costs include labor and operating costs associated with the delivery of services to our students, including the cost of wages, payroll taxes and benefits, depreciation and amortization, rent, utilities, bad debt expenses, and marketing and promotional costs to grow future enrollments. In general, a significant portion of our direct costs tend to be variable in nature and trend with enrollment, and management continues to monitor and improve the efficiency of instructional delivery. Conversely, as campuses expand, direct costs may grow faster than enrollment growth as infrastructure investments are made in anticipation of future enrollment growth.

General and Administrative Expenses

Our general and administrative expenses primarily consist of costs associated with corporate departments, including executive management, finance, legal, business development and other departments that do not provide direct operational services.

Factors Affecting Comparability

Acquisitions

Our past experiences provide us with the expertise to further our mission of providing high-quality, accessible and affordable higher education to students by expanding into new markets if opportunities arise, primarily through acquisitions. Acquisitions affect the comparability of our financial statements from period to period. Acquisitions completed during one period impact comparability to a prior period in which we did not own the acquired entity. Therefore, changes related to such entities are considered “incremental impact of acquisitions” for the first 12 months of our ownership. We have made only small acquisitions in 2019, 2018, and 2017 that had essentially no impact on the comparability of the periods presented.

Dispositions

Any dispositions of our continuing operations affect the comparability of our financial statements from period to period. Dispositions completed during one period impact comparability to a prior period in which we owned the divested entity. Therefore, changes related to such entities are considered “incremental impact of dispositions” for the first 12 months subsequent to the disposition. As discussed above, all of the divestitures that are part of the strategic shift announced in August 2018 are included in Discontinued Operations for all periods presented. In November 2019, we completed the sale of UniNorte, which is part of continuing operations, and is, therefore, included in the incremental impact of dispositions.

Foreign Exchange

The majority of our institutions are located outside the United States. These institutions enter into transactions in currencies other than USD and keep their local financial records in a functional currency other than the USD. We monitor the impact of foreign currency movements and the correlation between the local currency and the USD. Our revenues and expenses are generally denominated in local currency. The USD is our reporting currency and our subsidiaries operate in various other functional currencies, including: Australian Dollar, Brazilian Real, Chilean Peso, Euro, Mexican Peso, New Zealand Dollar, and Peruvian Nuevo Sol. The principal foreign exchange exposure is the risk related to the translation of revenues and expenses incurred in each country from the local currency into USD. See “Risk Factors—Risks Relating to Our Continuing Business—Our reported revenues and earnings may be negatively affected by the strengthening of the U.S. dollar and currency exchange rates.” In order to provide a framework for assessing how our business performed excluding the effects of foreign currency fluctuations, we present organic constant currency in our segment results, which is calculated using the change from prior-year average foreign exchange rates to current-year average foreign exchange rates, as applied to local-currency operating results for the current year, and then excludes the impact of acquisitions, divestitures and other items, as described in the segments results.

Seasonality

Most of the institutions in our network have a summer break during which classes are generally not in session and minimal revenues are recognized. In addition to the timing of summer breaks, holidays such as Easter also have an impact on our academic calendar. Operating expenses, however, do not fully correlate to the enrollment and revenue cycles, as the institutions continue to incur expenses during summer breaks. Given the geographic diversity of our institutions and differences in timing of summer breaks, our second and fourth quarters are stronger revenue quarters as the majority of our institutions are in session for most of these respective quarters. Our first and third fiscal quarters are weaker revenue quarters because the majority of our institutions have summer breaks for some portion of one of these two quarters. Due to this seasonality, revenues and profits in any one quarter are not necessarily indicative of results in subsequent quarters and may not be correlated to new enrollment in any one quarter. See “Item 1A—Risk Factors—Risks Relating to Our Continuing Business—We experience seasonal fluctuations in our results of operations.”

Income Tax Expense

Our consolidated income tax provision is derived based on the combined impact of federal, state and foreign income taxes. Also, discrete items can arise in the course of our operations that can further impact the Company’s effective tax rate for the period. Our tax rate fluctuates from period to period due to changes in the mix of earnings between our tax-paying entities, our tax-exempt entities and our loss-making entities for which it is not 'more likely than not' that a tax benefit will be realized on the loss. See “Item 1A—Risk Factors—Risks Relating to Our Continuing Business—We may have exposure to greater-than-anticipated tax liabilities.”

Results of the Discontinued Operations

The results of operations of the Discontinued Operations for the years ended December 31, 2019, 2018, and 2017 were as follows:

	For the year ended December 31,
	2019	2018	2017
Revenues	$501.7	$929.7	$1,044.9
Depreciation and amortization	1.2	29.2	63.6
Share-based compensation expense	0.3	1.1	2.9
Other direct costs	390.8	740.9	823.3
Loss on impairment of assets	43.3	3.1	33.5
Operating income	66.2	155.5	121.6
Other non-operating income (expense)	5.3	(21.8)	(18.1)
Pretax income of discontinued operations	71.5	133.7	103.6
Income tax expense	(17.5)	(48.8)	(26.2)
Income from discontinued operations, net of tax	53.9	84.9	77.4
Gain on sales of discontinued operations, net of tax	869.8	296.6	—
Net income from discontinued operations	$923.7	$381.5	$77.4

Enrollments at our discontinued operations as of December 31, 2019, 2018 and 2017 were 66,600, 164,300 and 207,400, respectively.

Year Ended December 31, 2019

On February 1, 2019, we sold the operations of St. Augustine, which resulted in a gain of approximately $223.0 million.

On February 12, 2019, we sold our operations in Thailand, which resulted in a gain of approximately $10.8 million.

During the first quarter of 2019, a legal matter related to the January 2018 sale of LEI Lie Ying Limited (LEILY), for which the Company had indemnified the buyer and recorded a contingent liability, was settled with no cost to the Company. Accordingly, the Company reversed the liability and recognized additional gain on the sale of LEILY of approximately $13.7 million.

On April 8, 2019, we sold Monash South Africa as well as the real estate associated with that institution, which resulted in a gain of approximately $2.3 million.

On May 9, 2019, we sold our operations in India, which resulted in a gain of approximately $19.5 million.

On May 31, 2019, we sold our institutions in Spain and Portugal, which resulted in a gain of approximately $615.0 million.

On August 27, 2019, we sold our operations in Turkey, which resulted in a loss of approximately $37.7 million.

During the third quarter of 2019, we recorded an impairment charge of approximately $25.0 million related to long-lived assets of our institutions in Costa Rica, in order to write down the carrying value of those assets to their estimated fair value. The sale of the Costa Rica institutions was completed on January 10, 2020.

In early October 2019, we sold Universidad Interamericana de Panamá (UIP), in addition to a real estate which served as the campus of UIP, and recognized a gain of approximately $21.0 million.

During the fourth quarter of 2019, we recorded an impairment charge of approximately $17.8 million related to long-lived assets of our operations in Honduras, in order to write down the carrying value of those assets to their estimated fair value.

Year Ended December 31, 2018

On January 11, 2018, we sold the operations of European University-Cyprus Ltd (EUC) and Laureate Italy S.r.L. (Laureate Italy), which resulted in a gain on sale of approximately $218.0 million.

On January 25, 2018, we sold the operations of LEILY, which resulted in a gain on sale of approximately $84.0 million.

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

In connection with our goodwill impairment testing in the fourth quarter of 2018, we wrote off the remaining goodwill balance of $3.1 million associated with our operations in the Kingdom of Saudi Arabia, which are now included in Discontinued Operations.

Year Ended December 31, 2017

Upon completion of our impairment testing for 2017, we recorded a total impairment loss of $33.5 million related to the discontinued operations described in Note 4, Discontinued Operations and Assets Held for Sale, in our consolidated financial statements included elsewhere in this Form 10-K, which under ASC 360-10 are required to be recorded at the lower of their carrying values or their estimated ‘‘fair values less costs to sell.’’ Two subsidiaries in our Central America & U.S. Campuses that met the held-for-sale criteria during the fourth quarter of 2017 recorded impairments totaling approximately $17.4 million, and the German institutions within our Rest of World segment recorded impairment of approximately $16.1 million. Because the estimated fair values of these disposal groups were less than their carrying values by more than the carrying value of the long-lived assets, we recorded an impairment on the long-lived assets and wrote the remaining tradenames and Property and equipment, net down to a carrying value of $0.

Results of Operations

The following discussion of the results of our operations is organized as follows:

•	Summary Comparison of Consolidated Results;

•	Non-GAAP Financial Measure; and

•	Segment Results.

Summary Comparison of Consolidated Results

Discussion of Significant Items Affecting the Consolidated Results for the Years Ended December 31, 2019, 2018 and 2017

Year Ended December 31, 2019

During the first quarter of 2019, we used approximately $340.0 million of the net proceeds from the sale of St. Augustine to repay a portion of our term loan that had a maturity date of April 2024 (the 2024 Term Loan). In addition, the Company elected to repay approximately $35.0 million of the approximately $51.7 million principal balance outstanding for certain notes payable at a real estate subsidiary in Chile. In connection with these debt repayments, the Company recorded a loss on debt extinguishment of $10.6 million, primarily related to the write off of a pro-rata portion of the unamortized deferred financing costs associated with the repaid debt balances. This loss is included in other non-operating (expense) income in the table below.

During the second quarter of 2019, we fully repaid the remaining balance outstanding under our 2024 Term Loan, using the proceeds received from the sales of our operations in India, Spain and Portugal. The remaining proceeds were used to repay borrowings outstanding under the senior secured revolving credit facility. In connection with these debt repayments, the Company recorded a loss on debt extinguishment of $15.6 million related to the write off of a pro-rata portion of the unamortized deferred financing costs associated with the repaid debt balances, as well as the debt discount associated with the 2024 Term Loan. This loss is included in other non-operating (expense) income in the table below.

On November 1, 2019, we sold UniNorte, a traditional higher education institution in Manaus, Brazil, which resulted in a loss on sale of approximately $0.3 million. This loss is included in other non-operating (expense) income in the table below.

During the third and fourth quarters of 2019, we dissolved several dormant subsidiaries, resulting in the release of accumulated foreign currency translation loss of approximately $37.5 million. This loss is included in other non-operating (expense) income in the table below and is part of the continuing operations as these entities were not part of the strategic shift described in Note 1, Description of Business, and Note 4, Discontinued Operations and Assets Held for Sale in our consolidated financial statements included elsewhere in this Form 10-K.

Year Ended December 31, 2018

On February 1, 2018, we amended our Senior Secured Credit Facility to reduce the interest rate on our 2024 Term Loan. In connection with this transaction, we also repaid $350.0 million of the principal balance of the 2024 Term Loan. As a result of this transaction, the Company recorded a $7.5 million loss on debt extinguishment related to the pro-rata write-off of the term loan's remaining deferred financing costs. This loss is included in other non-operating (expense) income in the table below.

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

Year Ended December 31, 2017

During the second quarter of 2017, the Company completed refinancing transactions that resulted in repayment of the previous senior credit facility and the redemption of the 9.250% Senior Notes due 2019 (the Senior Notes due 2019) (other than $250.0 million in aggregate principal amount of the Senior Notes due 2019 that the Company exchanged on April 21, 2017 for substantially identical but non-redeemable notes issued under a new indenture (the Exchanged Notes)). As a result of the refinancing transactions, during the quarter ended June 30, 2017, we recorded approximately $22.8 million in General and administrative expenses related to new third-party costs. We also recorded a loss on debt extinguishment of $8.4 million as a result of the refinancing transactions combined with the repayment of notes in the first quarter related to the note exchange transaction, as discussed in Note 10, Debt in our consolidated financial statements included elsewhere in this Form 10-K. This loss is included in other non-operating (expense) income in the table below.

On August 11, 2017, the remaining Senior Notes due 2019 were exchanged for a total of 18.7 million shares of the Company's Class A common stock and the Senior Notes due 2019 were canceled.

In November 2017, we completed the sale of property and equipment at Ad Portas, a for-profit real estate subsidiary in our Andean segment, to UDLA Ecuador, a licensed institution in Ecuador, that was formerly consolidated into Laureate. We recognized an operating gain on the sale of this property and equipment of approximately $20.3 million. This gain is included in direct costs in the table below.

In December 2017, we reached a final purchase price settlement agreement with the counterparty that acquired our Swiss hospitality management schools in 2016, and made a payment of approximately $9.3 million. The total settlement amount was approximately $10.3 million, which we recognized as loss on sales of subsidiaries, net, in the Consolidated Statement of Operations for the year ended December 31, 2017, as it represented an adjustment of the sale purchase price. This loss is included in other non-operating (expense) income in the table below.

Upon completion of our impairment testing for 2017, we recorded a total impairment loss of $7.1 million related to impairments of certain Property and equipment, net as well as impairments of Deferred costs and Other intangible assets, which were not associated with the discontinued operations and therefore are included in the results of our continuing operations. These included the impairment of a lease intangible, certain modular buildings, and online course development costs.

Comparison of Consolidated Results for the Years Ended December 31, 2019, 2018 and 2017

				% Change
				Better/(Worse)
(in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenues	$3,250.3	$3,290.2	$3,333.1	(1)%	(1)%
Direct costs	2,671.6	2,697.0	2,775.3	1%	3%
General and administrative expenses	252.2	299.3	315.5	16%	5%
Loss on impairment of assets	0.5	10.0	7.1	95%	(41)%
Operating income	326.1	283.9	235.2	15%	21%
Interest expense, net of interest income	(155.1)	(223.4)	(323.0)	31%	31%
Other non-operating (expense) income	(76.6)	60.7	11.1	nm	nm
Income (loss) from continuing operations before income taxes and equity in net income of affiliates	94.4	121.2	(76.8)	(22)%	nm
Income tax (expense) benefit	(80.7)	(131.8)	93.0	39%	nm
Equity in net income of affiliates, net of tax	0.2	—	0.2	nm	(100)%
Income (loss) from continuing operations	14.0	(10.5)	16.4	nm	(164)%
Income from discontinued operations, net of tax	53.9	84.9	77.4	(37)%	10%
Gain on sales of discontinued operations, net of tax	869.8	296.6	—	193%	nm
Net income	937.7	370.9	93.8	153%	nm
Net loss (income) attributable to noncontrolling interests	0.8	(0.9)	(2.3)	(189)%	(61)%
Net income attributable to Laureate Education, Inc.	$938.5	$370.1	$91.5	154%	nm
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see “Discussion of Significant Items Affecting the Consolidated Results.”

Comparison of Consolidated Results for the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Revenues decreased by $39.9 million to $3,250.3 million for the year ended December 31, 2019 from $3,290.2 million for the year ended December 31, 2018. The effect of a net change in foreign currency exchange rates decreased revenues by $135.4 million, mainly due to weakening of the Chilean Peso and the Brazilian Real relative to the USD compared to 2018. In addition, the incremental impact of the disposition of UniNorte decreased revenues by $8.4 million for 2019 compared to 2018. These decreases in revenues were partially offset by higher average total enrollment at a majority of our institutions, which increased revenues by $86.1 million; the effect of changes in tuition rates and enrollments in programs at varying price points (“product mix”), pricing and timing, which increased revenues by $4.6 million; and other Corporate and Eliminations changes, which accounted for an increase in revenues of $13.2 million.

Direct costs and general and administrative expenses combined decreased by $72.5 million to $2,923.8 million for 2019 from $2,996.3 million for 2018. The direct costs decrease was due to the effect of a net change in foreign currency exchange rates, which decreased costs by $118.7 million; the incremental impact of the disposition of UniNorte, which decreased costs by $7.9 million; changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in indemnification assets, which resulted in a year-over-year decrease in costs of $0.9 million; and other Corporate and Eliminations expenses, which accounted for a decrease in costs of $14.4 million in 2019. Partially offsetting these direct cost decreases was the effect of overall higher organic enrollments, which increased costs by $47.1 million compared to 2018, in addition to share-based compensation expense and Excellence-in-Process (EiP) implementation expense, which increased direct costs by $22.3 million.
Operating income increased by $42.2 million to $326.1 million for 2019 from $283.9 million for 2018. The increase in operating income was primarily the result of increased operating income at our Andean and Rest of World segments combined with a decrease in impairment loss of $9.5 million and lower 2019 operating expenses at Corporate. These increases in operating income were partially offset by a decrease in operating income at our Brazil segment.

Interest expense, net of interest income decreased by $68.3 million to $155.1 million for 2019 from $223.4 million for 2018. The decrease in interest expense was primarily attributable to lower average debt balances as a result of the debt repayments.

Other non-operating income (expense) decreased by $137.3 million to expense of $(76.6) million for 2019, compared to income of $60.7 million for 2018. This decrease was attributable to: (1) a decrease in gain on derivative instruments of $81.0 million, primarily related to a gain recorded in 2018 upon the conversion of the Series A Preferred Stock; (2) a loss on sale and disposal of subsidiaries in 2019 compared to a gain in 2018 for a change of $38.0 million, which is primarily related to the release of accumulated foreign currency translation in 2019 upon the dissolution of several dormant subsidiaries; (3) an increase in loss on debt extinguishment of $20.8 million, related to increased debt repayments in 2019; and (4) a decrease in other non-operating income of $3.0 million, primarily related to proceeds from corporate-owned life insurance in 2018, partially offset by an increase in the estimated fair value of an equity security held at Corporate in 2019. These decreases in non-operating income were partially offset by less foreign currency exchange loss of $5.5 million.

Income tax expense decreased by $51.1 million to $80.7 million for 2019 from $131.8 million for 2018. This decrease was primarily due to a year-over-year reduction in withholding tax expense as a result of the redesignation of certain intercompany loans from permanent to temporary during 2018, which increased withholding tax expense in 2018, in addition to a reduction in 2019 withholding tax expense resulting from changes to tax treaties between U.S. and non-U.S. jurisdictions.

Income from discontinued operations, net of tax decreased by $31.0 million to $53.9 million for 2019 from $84.9 million for 2018. The income from discontinued operations included impairment charges related to assets held for sale of $43.3 million in 2019 compared to $3.1 million in 2018.

Gain on sales of discontinued operations, net of tax increased by $573.2 million to $869.8 million for 2019 related to the sales of our St. Augustine, Thailand, South Africa, India, Spain, Portugal, Turkey, and Panama operations, compared to $296.6 million for 2018 related to the sales of Kendall and our institutions in Cyprus, Italy, China, Germany, and Morocco.

Comparison of Consolidated Results for the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Revenues decreased by $42.9 million to $3,290.2 million for the year ended December 31, 2018 from $3,333.1 million for the year ended December 31, 2017. This revenue decrease was driven by the effect of a net change in foreign currency exchange rates, which decreased revenues by $114.6 million compared to 2017. This decrease in revenues was partially offset by higher average total enrollment at a majority of our institutions, which increased revenues by $21.2 million; the effect of product mix, pricing and timing, which increased revenues by $41.8 million; and other Corporate and Eliminations changes, which accounted for an increase in revenues of $8.7 million.

Direct costs and general and administrative expenses combined decreased by $94.5 million to $2,996.3 million for 2018 from $3,090.8 million for 2017. The direct costs decrease was due to the effect of a net change in foreign currency exchange rates, which decreased costs by $89.4 million; share-based compensation expense and EiP implementation expense, which decreased direct costs by $56.5 million; and other Corporate and Eliminations expenses, which accounted for a decrease in costs of $19.9 million in 2018, primarily attributable to an expense of $22.8 million in 2017 related to the portion of the refinancing transactions that was deemed to be a debt modification.

Offsetting these direct cost decreases was the overall higher enrollments and costs related to expanding our continuing operations, which increased costs by $40.8 million compared to 2017. Acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets, increased direct costs by $7.4 million in 2018 and decreased direct costs by $2.8 million in 2017, increasing expenses by $10.2 million in 2018 compared to 2017. An operating gain on the sale of an asset group at Ad Portas decreased direct costs by $20.3 million in 2017.

Operating income increased by $48.7 million to $283.9 million for 2018 from $235.2 million for 2017. The increase in operating income was primarily the result of increased operating income at our Andean and Mexico segments combined with decreased operating loss at our Rest of World segment and lower 2018 operating expenses at Corporate, primarily related to lower share-based compensation expense in 2018 and the 2017 debt modification expenses as described above.

Interest expense, net of interest income decreased by $99.6 million to $223.4 million for 2018 from $323.0 million for 2017. The decrease in interest expense was primarily attributable to lower average debt balances and lower interest rates during 2018 resulting from the 2017 debt refinancing transactions.

Other non-operating income increased by $49.6 million to $60.7 million for 2018 from $11.1 million for 2017. This increase was primarily attributable to a higher gain on derivative instruments of $59.6 million compared to 2017, primarily related to the embedded derivatives on our Series A Preferred Stock that was retired in 2018; other non-operating income in 2018 compared to an expense in 2017 for a change of $14.2 million; an increase in gain on sale of subsidiaries of $10.7 million compared to 2017, primarily related to the adjustment in 2017 of the sale purchase price of Swiss hospitality management schools; and a decrease in loss on debt extinguishment of $0.9 million. These increases were partially offset by a loss on foreign currency exchange in 2018 compared to gain in 2017, for a change of $35.8 million.

Income tax benefit (expense) changed by $224.8 million to an expense of $(131.8) million for 2018 from a benefit of $93.0 million for 2017. This change was due in part to a $59.6 million change in recorded withholding tax on intercompany loan redesignations in 2017 and 2018, a $12.9 million 2018 deferred tax asset release on a real estate sale between profitable and not-for-profit entities in Chile, an $8.3 million 2017 valuation allowance release in Brazil, a $4.7 million 2017 contingency release in Brazil, and a $2.8 million 2017 tax benefit related to tax rate change in Chile. In addition, the effects of the U.S. tax reform legislation resulted in a benefit in 2017 of $82.4 million for the remeasurement of deferred tax assets/liabilities due to the decrease in the U.S. federal tax rate from 35% to 21% beginning in 2018, and a $53.3 million benefit for valuation allowance release on the deferred tax assets other than net operating losses that, when realized, will become indefinite-lived net operating losses. Changes in the mix of pre-tax book income attributable to taxable and non-taxable entities in various taxing jurisdictions also contributed to the overall change.

Income from discontinued operations, net of tax increased by $7.5 million to $84.9 million for 2018 from $77.4 million for 2017.

Gain on sales of discontinued operations, net of tax for 2018 was $296.6 million related to the sales of our Cyprus, Italy, China, Germany, Morocco, and Kendall subsidiaries in 2018.

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

The following table presents Adjusted EBITDA and reconciles net income (loss) from continuing operations to Adjusted EBITDA for the years ended December 31, 2019, 2018 and 2017:

				% Change
				Better/(Worse)
(in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Income (loss) from continuing operations	$14.0	$(10.5)	$16.4	nm	(164)%
Plus:
Equity in net income of affiliates, net of tax	(0.2)	—	(0.2)	nm	(100)%
Income tax expense (benefit)	80.7	131.8	(93.0)	39%	nm
Income (loss) from continuing operations before income taxes and equity in net income of affiliates	94.4	121.2	(76.8)	(22)%	nm
Plus:
Loss (gain) on sale of subsidiaries, net	37.8	(0.3)	10.5	nm	103%
Foreign currency exchange loss (gain), net	27.1	32.6	(3.2)	17%	nm
Other (income) expense, net	(9.2)	(12.2)	1.9	(25)%	nm
Gain on derivatives	(7.3)	(88.3)	(28.7)	(92)%	nm
Loss on debt extinguishment	28.3	7.5	8.4	nm	11%
Interest expense	167.3	235.2	334.9	29%	30%
Interest income	(12.2)	(11.9)	(11.9)	3%	—%
Operating income	326.1	283.9	235.2	15%	21%
Plus:
Depreciation and amortization	192.2	210.8	201.1	9%	(5)%
EBITDA	518.3	494.7	436.3	5%	13%
Plus:
Share-based compensation expense (a)	12.7	9.7	61.8	(31)%	84%
Loss on impairment of assets (b)	0.5	10.0	7.1	95%	(41)%
EiP implementation expenses (c)	115.1	95.8	100.2	(20)%	4%
Adjusted EBITDA	$646.6	$610.2	$605.4	6%	1%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”
(b) Represents non-cash charges related to impairments of long-lived assets. For further details on certain impairment items see “Discussion of Significant Items Affecting the Consolidated Results for the Years Ended December 31, 2019, 2018 and 2017.”
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
Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Years Ended December 31, 2019 and 2018
Depreciation and amortization decreased by $18.6 million to $192.2 million for 2019 from $210.8 million for 2018. The effects of foreign currency exchange decreased depreciation and amortization expense by $7.8 million for 2019 compared to 2018. In addition, the incremental impact of the disposition of UniNorte decreased depreciation and amortization expense by $2.7 million for 2019. Other items decreased depreciation and amortization expense by $8.1 million.

Share-based compensation expense increased by $3.0 million to $12.7 million for 2019 from $9.7 million for 2018. This increase is mostly attributable to the effect of a correction of an immaterial error in the first quarter of 2018, which reduced share-based compensation expense for 2018.

EiP implementation expenses increased by $19.3 million to $115.1 million for 2019 from $95.8 million for 2018. This increase is primarily attributable to the inclusion in EiP of expenses associated with an enterprise-wide program aimed at revenue growth.

Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Years Ended December 31, 2018 and 2017

Depreciation and amortization increased by $9.7 million to $210.8 million for 2018 from $201.1 million for 2017. Depreciation and amortization expense increased by $15.0 million, primarily attributable to a larger depreciable asset base in 2018 compared to 2017, as well as accelerated depreciation on certain corporate assets whose estimated useful lives were reduced. This increase was partially offset by the effects of foreign currency exchange, which decreased depreciation and amortization expense by $5.3 million for 2018 compared to 2017.

Share-based compensation expense decreased by $52.1 million to $9.7 million for 2018 from $61.8 million for 2017. This decrease is mostly attributable to stock options that were granted to the Company’s then-CEO in 2017 under the Executive Profits Interests (EPI) agreement. The EPI options vested upon consummation of the IPO on February 6, 2017, resulting in additional share-based compensation expense of $14.6 million during 2017. Additionally, in 2017, the Company recognized $21.0 million of share-based compensation expense for award modifications, of which $6.0 million related to stock option repricing and $15.0 million related to the extension of the post-employment exercise periods of vested stock options for several executives in connection with their separation from the Company. Also, in 2018, the Company reversed expense for certain performance-based stock option awards where the performance target became improbable of achievement and recorded the correction of an immaterial error in the prior year.

EiP implementation expenses decreased by $4.4 million to $95.8 million for 2018 from $100.2 million for 2017. The year-over-year decrease in EiP expenses relates primarily to higher severance costs recognized in 2017, which were predominantly contractual termination benefits recognized in accordance with ASC 712, “Compensation-Nonretirement Postemployment Benefits,” partially offset by higher 2018 expenses attributable to compliance monitoring of information technology general controls and costs incurred in connection with the dispositions.

Segment Results

We have five reportable segments: Brazil, Mexico, Andean, Rest of World, and Online & Partnerships. As discussed in “Overview,” the entire Central America & U.S. Campuses segment is included in Discontinued Operations and therefore is excluded from segment results. For purposes of the following comparison of results discussion, “segment direct costs” represent direct costs by segment as they are included in Adjusted EBITDA, such that depreciation and amortization expense, loss on impairment of assets, share-based compensation expense and EiP implementation expenses have been excluded. Organic enrollment is based on average total enrollment for the period. For a further description of our segments, see “Overview.”

The following tables, derived from our consolidated financial statements included elsewhere in this Form 10-K, presents selected financial information of our reportable segments included in continuing operations:

(in millions)				% Change
				Better/(Worse)
For the year ended December 31,	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenues:
Brazil	$578.4	$654.3	$765.7	(12)%	(15)%
Mexico	652.8	646.1	646.2	1%	—%
Andean	1,189.7	1,155.7	1,085.6	3%	6%
Rest of World	190.1	178.0	161.9	7%	10%
Online & Partnerships	634.1	664.2	690.4	(5)%	(4)%
Corporate	5.1	(8.1)	(16.8)	163%	52%
Consolidated Total Revenues	$3,250.3	$3,290.2	$3,333.1	(1)%	(1)%

Adjusted EBITDA:
Brazil	$82.3	$104.0	$134.2	(21)%	(23)%
Mexico	147.8	143.2	147.2	3%	(3)%
Andean	343.3	317.1	301.2	8%	5%
Rest of World	32.0	28.4	24.2	13%	17%
Online & Partnerships	190.9	194.7	204.5	(2)%	(5)%
Corporate	(149.7)	(177.3)	(205.9)	16%	14%
Consolidated Total Adjusted EBITDA	$646.6	$610.2	$605.4	6%	1%

Brazil

Financial Overview

Comparison of Brazil Results for the Year Ended December 31, 2019 to the Year Ended December 31, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2018	$654.3	$550.3	$104.0
Organic enrollment (1)	24.3
Product mix, pricing and timing (1)	(40.8)
Organic constant currency	(16.5)	(1.4)	(15.1)
Foreign exchange	(51.0)	(44.5)	(6.5)
Acquisitions	—	—	—
Dispositions	(8.4)	(5.2)	(3.2)
Other (2)	—	(3.1)	3.1
December 31, 2019	$578.4	$496.1	$82.3
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues decreased by $75.9 million, a 12% decrease from 2018.

•
Product mix, pricing and timing decreased revenues due to an increase in discounts and scholarships as a percentage of revenue, combined with a reduction in the number of students participating in the Brazilian government student loan program (FIES), who have a higher average revenue per student than non-FIES students.

•
Organic enrollment increased during 2019 by 3%, increasing revenues by $24.3 million. The increase in enrollments in 2019 was attributable to growth in distance learning, which has a lower average revenue per student than our campus-based programs.

•	Revenues represented 18% of our consolidated total revenues for 2019 compared to 20% for 2018.

Adjusted EBITDA decreased by $21.7 million, a 21% decrease from 2018.

•	The sale of UniNorte in 2019 accounted for a decrease in Adjusted EBITDA of $3.2 million.

Comparison of Brazil Results for the Year Ended December 31, 2018 to the Year Ended December 31, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2017	$765.7	$631.5	$134.2
Organic enrollment (1)	20.6
Product mix, pricing and timing (1)	(35.3)
Organic constant currency	(14.7)	(16.2)	1.5
Foreign exchange	(96.7)	(74.4)	(22.3)
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	9.4	(9.4)
December 31, 2018	$654.3	$550.3	$104.0
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

•
The decrease in revenues was primarily due to weakening of the Brazilian Real relative to the USD compared to 2017, partially offset by the effect of higher organic enrollment, which increased during 2018 by 3%, increasing revenues by $20.6 million.

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

Mexico

Financial Overview
Comparison of Mexico Results for the Year Ended December 31, 2019 to the Year Ended December 31, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2018	$646.1	$502.9	$143.2
Organic enrollment (1)	(16.0)
Product mix, pricing and timing (1)	26.0
Organic constant currency	10.0	1.8	8.2
Foreign exchange	(3.3)	(1.9)	(1.4)
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	2.2	(2.2)
December 31, 2019	$652.8	$505.0	$147.8
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $6.7 million, a 1% increase from 2018.

•	Revenues increase from product mix, pricing and timing was partially offset by a decrease in organic enrollment of 2%, which decreased revenues by $16.0 million.

•	Revenues represented 20% of our consolidated total revenues for both 2019 and 2018.

Adjusted EBITDA increased by $4.6 million, a 3% increase from 2018.

Comparison of Mexico Results for the Year Ended December 31, 2018 to the Year Ended December 31, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2017	$646.2	$499.0	$147.2
Organic enrollment (1)	(18.0)
Product mix, pricing and timing (1)	29.2
Organic constant currency	11.2	12.0	(0.8)
Foreign exchange	(11.3)	(8.9)	(2.4)
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	0.8	(0.8)
December 31, 2018	$646.1	$502.9	$143.2
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues decreased by $0.1 million, remaining relatively flat compared to 2017.

•	Organic enrollment decreased during 2018 by 2%, decreasing revenues by $18.0 million, which was more than offset by increases from product mix, pricing and timing.

•	Revenues represented 20% of our consolidated total revenues for 2018 compared to 19% for 2017.

Adjusted EBITDA decreased by $4.0 million, a 3% decrease from 2017.

Andean

Financial Overview

Comparison of Andean Results for the Year Ended December 31, 2019 to the Year Ended December 31, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2018	$1,155.7	$838.6	$317.1
Organic enrollment (1)	65.6
Product mix, pricing and timing (1)	35.9
Organic constant currency	101.5	60.6	40.9
Foreign exchange	(67.5)	(52.8)	(14.7)
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
December 31, 2019	$1,189.7	$846.4	$343.3
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $34.0 million, a 3% increase from 2018.

•	Organic enrollment increased during 2019 by 6%, increasing revenues by $65.6 million, primarily at our institutions in Peru.

•	Revenue represented 37% of our consolidated total revenues for 2019 compared to 35% for 2018.

Adjusted EBITDA increased by $26.2 million, an 8% increase from 2018.

•	The overall increase in Adjusted EBITDA was partially offset by the effect of weakening foreign currency exchange rates, primarily the Chilean Peso, relative to the USD.

Comparison of Andean Results for the Year Ended December 31, 2018 to the Year Ended December 31, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2017	$1,085.6	$784.4	$301.2
Organic enrollment (1)	31.2
Product mix, pricing and timing (1)	40.0
Organic constant currency	71.2	31.2	40.0
Foreign exchange	(1.1)	2.7	(3.8)
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	20.3	(20.3)
December 31, 2018	$1,155.7	$838.6	$317.1
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other includes an operating gain on the sale of property and equipment from Ad Portas to UDLA Ecuador in 2017.

Revenues increased by $70.1 million, a 6% increase from 2017.

•	Organic enrollment increased during 2018 by 3%, increasing revenues by $31.2 million.

•	Revenues represented 35% of our consolidated total revenues for 2018 compared to 32% for 2017.

Adjusted EBITDA increased by $15.9 million, a 5% increase from 2017.

•
The overall increase in Adjusted EBITDA was partially offset by the effect of an operating gain in 2017 of approximately $20.3 million, which we recognized after the sale of property and equipment from Ad Portas to UDLA Ecuador in November 2017. This gain is included in the Other line item in the above table.

Rest of World

Financial Overview
Comparison of Rest of World Results for the Year Ended December 31, 2019 to the Year Ended December 31, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2018	$178.0	$149.6	$28.4
Organic enrollment (1)	21.8
Product mix, pricing and timing (1)	3.9
Organic constant currency	25.7	20.2	5.5
Foreign exchange	(13.6)	(11.7)	(1.9)
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
December 31, 2019	$190.1	$158.1	$32.0
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $12.1 million, a 7% increase from 2018.

•	Organic enrollment increased during 2019 by 12%, increasing revenues by $21.8 million.

•	Revenues represented 6% of our consolidated total revenues for 2019 compared to 5% for 2018.

Adjusted EBITDA increased by $3.6 million, a 13% increase from 2018.

•	Foreign exchange affected the results for 2019, primarily due to the weakening of the Australian Dollar relative to the USD.

Comparison of Rest of World Results for the Year Ended December 31, 2018 to the Year Ended December 31, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2017	$161.9	$137.7	$24.2
Organic enrollment (1)	20.7
Product mix, pricing and timing (1)	0.9
Organic constant currency	21.6	15.4	6.2
Foreign exchange	(5.5)	(3.5)	(2.0)
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
December 31, 2018	$178.0	$149.6	$28.4
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $16.1 million, a 10% increase from 2017.

•	Organic enrollment increased during 2018 by 13%, increasing revenues by $20.7 million.

•	Revenues represented 5% of our consolidated total revenues for both 2018 and 2017.

Adjusted EBITDA increased by $4.2 million, a 17% increase from 2017.

Online & Partnerships
Financial Overview

Comparison of Online & Partnerships Results for the Year Ended December 31, 2019 to the Year Ended December 31, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2018	$664.2	$469.5	$194.7
Organic enrollment (1)	(9.6)
Product mix, pricing and timing (1)	(20.5)
Organic constant currency	(30.1)	(26.3)	(3.8)
Foreign exchange	—	—	—
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
December 31, 2019	$634.1	$443.2	$190.9
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $30.1 million, a 5% decrease from 2018.

•
Organic enrollment decreased during 2019 by 3%, decreasing revenues by $9.6 million. This decrease was attributable to a decrease in organic enrollment at the University of Liverpool and the University of Roehampton as we no longer accept new enrollments at those institutions, partially offset by organic growth at Walden University.

•	A portion of the product mix, pricing and timing decrease was due to higher discounts and scholarships as a percentage of revenues.

•	Revenues represented 19% of our consolidated total revenues for 2019 compared to 20% for 2018.

Adjusted EBITDA decreased by $3.8 million, a 2% decrease compared to 2018.

Comparison of Online & Partnerships Results for the Year Ended December 31, 2018 to the Year Ended December 31, 2017

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2017	$690.4	$485.9	$204.5
Organic enrollment (1)	(33.3)
Product mix, pricing and timing (1)	7.1
Organic constant currency	(26.2)	(16.4)	(9.8)
Foreign exchange	—	—	—
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
December 31, 2018	$664.2	$469.5	$194.7
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $26.2 million, a 4% decrease from 2017.

•	Organic enrollment decreased during 2018 by 6%, decreasing revenues by $33.3 million.

•	Revenues represented 20% of our consolidated total revenues for 2018 compared to 21% for 2017.

Adjusted EBITDA decreased by $9.8 million, a 5% decrease compared to 2017.

Corporate

Corporate revenues represent amounts from our consolidated joint venture with the University of Liverpool, as well as centralized IT costs charged to various segments, offset by the elimination of intersegment revenues. 2017 also included revenues from contractual arrangements with UDLA Ecuador, an institution in Ecuador that was formerly consolidated into Laureate prior to 2013.

Operating results for Corporate for the years ended December 31, 2019, 2018 and 2017 were as follows:

				% Change
				Better/(Worse)
(in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenues	$5.1	$(8.1)	$(16.8)	163%	52%
Expenses	154.8	169.2	189.1	9%	11%
Adjusted EBITDA	$(149.7)	$(177.3)	$(205.9)	16%	14%

Comparison of Corporate Results for the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Adjusted EBITDA increased by $27.6 million, a 16% increase from 2018.

•	Labor costs and other professional fees decreased expenses by $31.1 million for 2019 compared to 2018, related to cost-reduction efforts.

•
Other items accounted for a decrease in Adjusted EBITDA of $3.5 million. This decrease includes the year-over-year impact of the resolution of an earnout liability during 2018 that was related to the 2014 acquisition of Monash South Africa; the reversal of the earnout liability increased Adjusted EBITDA for 2018.

Comparison of Corporate Results for the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Adjusted EBITDA increased by 28.6 million, a 14% increase from 2017.

•	2017 included an expense of $22.8 million related to the portion of the 2017 refinancing transactions that was deemed to be a debt modification.

•	2017 included an expense of $4.5 million related to a transaction with a former business partner.

•	2017 included $4.9 million of revenue from contractual arrangements with UDLA Ecuador.

•
Other items accounted for an increase in Adjusted EBITDA of $6.2 million, which primarily included a positive impact from the resolution of an earnout liability related to the 2014 acquisition of Monash South Africa.

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

As of December 31, 2019, our secondary source of liquidity was cash and cash equivalents of $339.6 million, which does not include $55.4 million of cash recorded at subsidiaries that are classified as held for sale at December 31, 2019. Our cash accounts are maintained with high-quality financial institutions with no significant concentration in any one institution.

The Company also maintains a revolving credit facility with a syndicate of financial institutions as a source of liquidity. The revolving credit facility provides for borrowings of $410.0 million and a maturity date of October 7, 2024. If certain conditions are satisfied, the Third Amended and Restated Credit Agreement (the Third A&R Credit Agreement) also provides for an incremental revolving and term loan facilities not to exceed $565.0 million plus additional amounts so long as both immediately before and after giving effect to such incremental facilities the Company’s Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, on a pro forma basis, does not exceed 2.75x.

The Company has taken actions to reduce leverage, improve liquidity, and increase cash flow. As discussed below, we used proceeds from the additional divestitures that occurred in 2019 to repay debt, including full repayment of the 2024 Term Loan.

The Company has some subsidiaries in our Rest of World and Central America & U.S. Campuses segments that are classified as held for sale as of December 31, 2019, as discussed in “Overview” and in Note 4, Discontinued Operations and Assets Held for Sale, of our consolidated financial statements included elsewhere in this Form 10-K. The Company intends to use substantially all proceeds from these subsidiary sales to repay debt.

2019 and 2020 Sale Transactions

On February 1, 2019, we completed the sale of St. Augustine and received net proceeds of approximately $346.4 million (approximately $301.8 million net of cash sold). The Company used $340.0 million of the net proceeds to repay a portion of the 2024 Term Loan, with the remaining proceeds utilized to repay borrowings outstanding under our revolving credit facility.

On February 12, 2019, we completed the sale of our Thailand operations. The total purchase price was approximately $35.3 million, resulting in net proceeds of approximately $26.4 million. Of the $26.4 million in net proceeds, $22.2 million (approximately $18.8 million net of cash sold) was received at closing. Of the remaining balance, $2.8 million was received in May 2019 and the remaining balance of approximately $1.4 million was received in February 2020 upon satisfaction of certain post-closing requirements.

On April 8, 2019, we completed the sale of our institution in South Africa, Monash South Africa, as well as the sale of the real estate associated with that institution. Including working capital adjustments, the Company received approximately $9.0 million from the buyer, which approximated the amount of cash sold with the business.

On May 9, 2019, we completed the sale of our operations in India for net proceeds of approximately $145.8 million (approximately $77.3 million net of cash sold), before the payment to the 10% minority owners and after transaction fees and taxes, including receipt in July 2019 of certain taxes that were withheld at closing. The Company used the proceeds to repay a portion of the 2024 Term Loan.

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

On August 27, 2019, we completed the sale of our institution in Turkey for a total purchase price of $90.0 million, which consisted of cash proceeds of $75.0 million and deferred purchase price of $15.0 million in the form of an instrument payable one year after closing. At the date of sale, Bilgi had approximately $89.0 million of cash and restricted cash on its balance sheet. Following the sale, the Company fully repaid a note payable at Universidad del Valle de México (UVM Mexico) that had a remaining balance outstanding of approximately $102.2 million.

In early October 2019, we completed the sale of our institution in Panama, in addition to real estate that serves as the institution's campus, and received net proceeds of approximately $82.0 million.

On November 1, 2019, the we completed the sale of UniNorte, a traditional higher education institution in Manaus, Brazil. The Company received net cash proceeds of approximately $43.0 million.

On January 10, 2020, we completed the sale of our institution in Costa Rica. Consideration for the transaction consisted of $15.0 million of cash paid at closing and up to $7.0 million to be paid within the next two years if the institution meets certain performance metrics. Additionally, the buyer assumed obligations to pay approximately $30.0 million in finance lease indebtedness.

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $186.9 million and $195.8 million as of December 31, 2019 and 2018, respectively.

Restricted cash consists of cash equivalents held to collateralize standby letters of credit in favor of the DOE. These letters of credit are required by the DOE in order to allow our U.S. institutions to participate in the Title IV program. As of December 31, 2019 and 2018, we had approximately $127.3 million and $139 million, respectively, posted as LOCs in favor of the DOE. As of December 31, 2019, the amount required by the DOE to be posted was approximately $125.8 million.

As of both December 31, 2019 and 2018, we had EUR 5.0 million (approximately $5.6 million at December 31, 2019) posted as cash-collateral for LOCs related to the Spain Tax Audits.

As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of December 31, 2019 and 2018, the total face amount of these surety bonds was $25.6 million and $22.2 million, respectively.

Indefinite Reinvestment of Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As part of our business strategies, we have determined that, except for one of our institutions in Peru, all earnings from our foreign continuing operations will be deemed indefinitely reinvested outside of the United States. As of December 31, 2019, $275.6 million of our total $339.6 million of cash and cash equivalents were held by foreign subsidiaries, including $157.0 million held by variable interest entities (VIEs). These amounts above do not include $55.4 million of cash recorded at subsidiaries that are classified as held for sale at December 31, 2019, of which $49.5 million was held by foreign subsidiaries. As of December 31, 2018, $327.2 million of our total $387.8 million of cash and cash equivalents were held by foreign subsidiaries, including $158.4 million held by VIEs. These amounts above do not include $217.1 million of cash recorded at subsidiaries that are classified as held for sale at December 31, 2018, of which $209.1 million was held by foreign subsidiaries. The VIEs' cash and cash equivalents balances are generally required to be used only for the operations of these VIEs.

Our plans to indefinitely reinvest certain earnings are supported by projected working capital and long-term capital requirements in each foreign subsidiary location in which the earnings are generated. We have analyzed our domestic operation's cash repatriation strategies, projected cash flows, projected working capital and liquidity, and the expected availability within the debt or equity markets to provide funds for our domestic needs. As a result, we rely on payments from contractual arrangements, such as intellectual property royalty, network fee and management services agreements, as well as repayments of intercompany loans to meet any of our existing or future debt service and other obligations, a substantial portion of which are denominated in USD. Based on our analysis, we believe we have the ability to indefinitely reinvest these foreign earnings. If our expectations change based on future developments, including as a result of the announcement on January 27, 2020 to explore strategic alternatives, such that some or all of the undistributed earnings of our foreign subsidiaries may be remitted to the United States in the foreseeable future, we will be required to recognize deferred tax expense and liabilities on those amounts and pay additional taxes. For Peru, we have recognized deferred tax liabilities of approximately $2.5 million for the portion of the undistributed foreign earnings that are not expected to be indefinitely reinvested outside the United States.

Liquidity Requirements

Our short-term liquidity requirements include: funding for debt service (including finance leases); operating lease obligations; payments due to shareholders of acquired companies; payments of deferred compensation; working capital; operating expenses; payments of third-party obligations; capital expenditures; settlements of derivatives; and business development activities.

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

Substantially concurrently with the issuance of the Senior Notes due 2025, we consummated a refinancing of our Senior Secured Credit Facility by means of an amendment and restatement of the existing amended and restated credit agreement (the Second Amended and Restated Credit Agreement) to provide a new revolving credit facility that had an original borrowing capacity of $385.0 million and originally matured in April 2022 (the Revolving Credit Facility), as well as a syndicated term loan of $1,600.0 million that had a maturity date of April 26, 2024 (the 2024 Term Loan). As previously noted, the 2024 Term Loan was fully repaid in 2019. The Company entered into the Third A&R Credit Agreement on October 7, 2019. Among other things, the Third A&R Credit Agreement increased the borrowing capacity of our revolving credit facility from $385.0 million to $410.0 million and extended the maturity date from April 26, 2022 to October 7, 2024.

As of December 31, 2019, senior long-term borrowings totaled $1,002.4 million and consisted of $202.4 million of Revolving Credit Facility borrowings under the Senior Secured Credit Facility that matures in October 2024 and $800.0 million in Senior Notes due 2025 that mature in May 2025.

As of December 31, 2019, other debt balances totaled $342.7 million and our finance lease obligations and sale-leaseback financings were $100.1 million. Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries, mortgages payable, and notes payable.

Approximately $55.5 million of long-term debt, including the current portion, is included in the held-for-sale liabilities recorded on the consolidated balance sheet as of December 31, 2019. For further description of the held-for-sale amounts see Note 4, Discontinued Operations and Assets Held for Sale in our consolidated financial statements included elsewhere in this Form 10-K.

Senior Secured Credit Facility

As of December 31, 2019, the outstanding balance under our Senior Secured Credit Facility was $202.4 million, which consisted entirely of amounts outstanding under our $410.0 million revolving credit facility, as the term loans were fully repaid in 2019 with proceeds from the divestitures. As of December 31, 2018, the outstanding balance under our previous senior credit facility was $1,321.6 million, which consisted of $93.5 million outstanding under our $385.0 million revolving credit facility and an aggregate outstanding balance of $1,228.1 million, net of a debt discount, under the term loans.

Senior Notes

As of both December 31, 2019 and 2018, the outstanding balance under our Senior Notes due 2025 was $800.0 million.

Covenants

Under the Third A&R Credit Agreement, we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant (a leverage ratio covenant), as defined in the Third A&R Credit Agreement, unless certain conditions are satisfied. As of December 31, 2019, we were in compliance with the leverage ratio covenant. The maximum ratio, as defined, is 3.50x as of December 31, 2019 and thereafter. In addition, notes payable at some of our locations contain financial maintenance covenants.

Other Debt

Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries, mortgages payable, and notes payable.

As of December 31, 2019 and 2018, the aggregate outstanding balances on our lines of credit were $14.5 million and $37.9 million, respectively.

In December 2017, UVM Mexico entered into an agreement with a bank for a loan of MXN 1,700.0 million (approximately $89.0 million at the time of the loan). The loan matures in December 2023 and carries a variable interest rate based on TIIE, plus an applicable margin, which is established based on the ratio of debt to EBITDA, as defined in the agreement (9.06% as of December 31, 2019). Payments on the loan were deferred until December 2018, at which time quarterly principal payments were due, beginning at MXN 42.5 million ($2.2 million at December 31, 2019) and increasing to MXN 76.5 million ($4.0 million at December 31, 2019), with a balloon payment of MXN 425.0 million ($22.4 million at December 31, 2019) due at maturity. During the year ended December 31, 2019, this loan was reassigned to another wholly owned subsidiary of the Company in Mexico. As of December 31, 2019 and 2018, the outstanding balance of this loan was $77.6 million and $83.1 million, respectively.

The Company obtained financing to fund the construction of two new campuses at one of our institutions in Peru, Universidad Peruana de Ciencias Aplicadas. During the year ended December 31, 2019, the Company repaid the loans except for one, which matures in October 2022. As of December 31, 2019 and 2018, the outstanding balance on the loans was $14.5 million and $32.9 million, respectively.

We have outstanding notes payable at Universidad Privada del Norte (UPN), one of our institutions in Peru. These loans have varying maturity dates through December 2024. As of December 31, 2019 and 2018, these loans had an aggregate balance of $23.5 million and $30.2 million, respectively.

In December 2017, one of our subsidiaries in Peru entered into an agreement to borrow PEN 247.5 million (approximately $76.0 million at the agreement date). The loan matures in December 2022. Quarterly payments in the amount of PEN 9.3 million ($2.8 million at December 31, 2019) were due from March 2018 through December 2019. The quarterly payments increase to PEN 14.4 million ($4.4 million at December 31, 2019) in March 2020 through the loan's maturity in December 2022. As of December 31, 2019 and 2018, this loan had a balance of $52.3 million and $62.8 million, respectively.

In December 2013, Laureate acquired THINK and financed a portion of the purchase price by borrowing AUD 45.0 million ($31.2 million at December 31, 2019) under a syndicated facility agreement in the form of two term loans of AUD 22.5 million each. Facility A was payable at its maturity date of December 20, 2018. Facility B was amended in 2016 to be a revolving facility of up to AUD 15.0 million ($10.4 million at December 31, 2019) and any balance outstanding was repayable at its maturity date of December 20, 2018. In October 2017, these loan facilities were further amended to provide the lender a security interest in all of the assets of Laureate's Australian operations. In addition, Facility A was converted from a term loan to a loan with a balloon payment due at maturity. In December 2018, these loan facilities were again amended to extend the maturity date from December 20, 2018 to June 30, 2020. As of December 31, 2019 and 2018, $14.4 million and $14.7 million, respectively, was outstanding under these loan facilities.

We acquired Faculdades Metropolitanas Unidas Educacionais Ltda. (FMU) on September 12, 2014 and financed a portion of the purchase price by borrowing amounts under two loans that totaled BRL 259.1 million (approximately $110.3 million at the borrowing date). Beginning in October 2017, the loans require semi-annual principal payments of BRL 22.0 million ($5.4 million at December 31, 2019), continuing through their maturity dates in April 2021. As of December 31, 2019 and 2018, the outstanding balance of these loans was $16.2 million and $28.4 million, respectively.

On December 20, 2017, one of our subsidiaries in Brazil entered into an agreement to borrow BRL 360.0 million (approximately $110.0 million at the time of the loan). The loan matures on December 25, 2022. Quarterly payments in the amount of BRL 13.5 million ($3.3 million at December 31, 2019) were due from March 2019 through December 2019, at which point the quarterly payments increase to BRL 22.5 million ($5.5 million at December 31, 2019) from March 2020 through December 2020, then to BRL 27.0 million ($6.6 million at December 31, 2019) from March 2021 through maturity in December 2022. As of December 31, 2019 and 2018, the loan had a balance of $75.0 million and $92.7 million, respectively.

In addition to this loan, the same Laureate subsidiary in Brazil entered into two additional loans during the year ended December 31, 2019 totaling BRL 190.0 million (approximately $47.5 million at the time of loan). These loans have maturity dates of May 2021 and December 2021. As of December 31, 2019, the outstanding balance on these loans was $46.6 million.

Leases

We conduct a significant portion of our operations from leased facilities. These facilities include our corporate headquarters, other office locations, and many of our higher education facilities. As discussed in Note 11, Leases, in our consolidated financial statements included elsewhere in this Form 10-K, we have significant liabilities recorded related to our leased facilities, which will require future cash payments.

Due to Shareholders of Acquired Companies

One method of payment for past acquisitions was the use of promissory notes payable to the sellers of the acquired companies. As of December 31, 2019 and 2018, we recorded $21.5 million and $45.4 million, respectively, for these liabilities. See also Note 7, Due to Shareholders of Acquired Companies, in our consolidated financial statements included elsewhere in this Form 10-K.

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

Our total capital expenditures for our continuing and discontinued operations, excluding receipts from the sale of subsidiaries and property and equipment, were $173.3 million, $257.9 million and $293.8 million during 2019, 2018 and 2017, respectively. The 33% decrease in capital expenditures for 2019 compared to 2018 was driven mainly by reduced capital expenditures as a result of divestitures, as well as lower spending in Costa Rica, Peru and Brazil due to significant capital expenditures made in prior periods to launch several new campuses in these geographies, and reduced accreditation/regulatory expenditures in Brazil. The 12% decrease in capital expenditures for 2018 compared to 2017 was primarily due to lower spending on growth initiatives in Brazil and Peru in 2018.

Redeemable Noncontrolling Interests and Equity

In connection with certain past acquisitions, we entered into put/call arrangements with certain minority shareholders, and we may be required or elect to purchase additional ownership interests in the associated entities within a specified timeframe. Certain of our call rights contain minimum payment provisions. If we exercise such call rights, the consideration required could be higher than the estimated put values. Upon exercise of these puts or calls, our ownership interests in these subsidiaries would increase.

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

As of December 31, 2019 and 2018, plan assets included in Other assets in our Consolidated Balance Sheets were $4.5 million and $4.9 million, respectively. As of December 31, 2019 and 2018, the plan liabilities reported in our Consolidated Balance Sheets were $6.8 million and $7.0 million, respectively. As of December 31, 2019 and 2018, $1.8 million and $1.2 million, respectively, of the total plan liability was classified as a current liability; the remainder was noncurrent and recorded in Other long-term liabilities.

Stock Repurchase Program

On August 8, 2019, the Company announced that its board of directors had authorized a stock repurchase program to acquire up to $150.0 million of the Company’s Class A common stock. In early October 2019, the Company's stock repurchases reached the authorized limit of $150.0 million. On October 14, 2019, the Company's board of directors approved the increase of its existing authorization to repurchase shares of the Company's Class A common stock by $150.0 million for a total authorization (including the previously authorized repurchases) of up to $300.0 million of the Company's Class A common stock. The Company’s repurchases were made in a block trade, as well as on the open market at prevailing market prices and pursuant to a Rule 10b5-1 stock repurchase plan, in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. In January 2020, the Company's stock repurchases reached the total authorized limit of $300.0 million.

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

The following table summarizes our cash flows from operating, investing, and financing activities for each of the past three fiscal years:

(in millions)	2019	2018	2017
Cash provided by (used in):
Operating activities	$339.8	$396.9	$192.2
Investing activities	1,116.8	115.5	(284.7)
Financing activities	(1,674.0)	(410.1)	157.6
Effects of exchange rates changes on cash	(7.3)	(13.5)	25.9
Change in cash included in current assets held for sale	167.8	(30.9)	(33.0)
Net change in cash and cash equivalents and restricted cash	$(57.0)	$57.8	$58.0

Comparison of Cash Flows for the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Operating activities
Cash provided by operating activities decreased by $57.1 million to $339.8 million for 2019, compared to $396.9 million for 2018. This decrease in operating cash flows during 2019 was primarily due to the following: (1) changes in operating assets and liabilities and other working capital, which decreased operating cash by $102.9 million, due largely to the year-over-year effect of cash received during the fall intake cycle of 2018 for entities that were subsequently divested in 2019; and (2) proceeds from the settlement of derivative contracts were $22.9 million higher in 2018 than in 2019 due to the fact that, in 2018, we received $14.1 million in cash from the settlement of interest rate swaps whereas, in 2019, we made a cash payment of $(8.8) million in order to settle certain cross currency and interest rate swaps, primarily in Chile.

Partially offsetting these operating cash decreases were increases in operating cash flows resulting from: (1) a $45.4 million decrease in cash paid for interest, prior to interest income, that is attributable to the lower average debt balances as a result of the debt repayments, from $234.1 million of cash paid for interest in 2018 to $188.7 million in 2019; and (2) a decrease in cash paid for taxes of $23.3 million, from $143.0 million in 2018, which included approximately $34.5 million of payments to the Spanish Tax Authorities, to $119.7 million in 2019.

Investing activities

Cash flows from investing activities increased by $1,001.3 million, to $1,116.8 million for 2019 from $115.5 million in 2018. This increase is primarily attributable to: (1) higher cash receipts from the sales of discontinued operations of $890.2 million, from
$375.8 million in 2018 (for the sales of Kendall and our operations in Cyprus, Italy, China, Germany, and Morocco) to $1,266.0 million in 2019 (for the sales of St. Augustine and our Thailand, South Africa, India, Spain, Portugal, Turkey, Panama, and UniNorte operations); (2) a decrease in capital expenditures of $84.6 million; (3) a year-over-year increase in cash from derivative settlements of $22.9 million, related to the foreign exchange swap agreements associated with the sale of the Cyprus and Italy institutions in 2018 and the Spain and Portugal institutions in 2019, as well as the settlement of the net investment hedges in 2019; (4) a year-over-year decrease in cash paid for acquisitions of $15.8 million; and (5) proceeds of $11.5 million in the 2019 fiscal period from the sale of shares of a preferred stock investment in a private education company.

Partially offsetting these increases in investing cash flows was the effect of proceeds received from corporate-owned life insurance policies in 2018, resulting in a year-over-year decrease of $26.6 million. Other items accounted for the remaining change of $2.9 million.

Financing activities

Cash used in financing activities increased by $1,263.9 million to $1,674.0 million for 2019 from $410.1 million for 2018. The increased financing cash outflows were primarily attributable to: (1) higher net payments of long-term debt in 2019 as compared to 2018 of $1,002.2 million, related to the use of divestiture proceeds for debt repayment; (2) payments of $264.1 million made during the third and fourth quarters of 2019 to repurchase shares of our Class A common stock under our stock repurchase program; (3) higher payments for debt issuance costs and redemption and call premiums during 2019 of $8.5 million, which was mostly related to a debt repayment in Chile; (4) higher payments to purchase noncontrolling interests of $5.6 million, primarily attributable to the payment made during 2019 to acquire the remaining 10% noncontrolling interest of one of our operations in India, immediately prior to the sale of those operations; and (5) higher payments of deferred purchase price for acquisitions of $6.5 million, due primarily to the full repayment of the St. Augustine seller note in 2019.

These increases in financing cash outflows were partially offset by: (1) an $11.1 million reduction in dividend payments for the Series A Preferred Stock (no further dividend payments were required following the April 2018 conversion of the Series A Preferred Stock into Class A common stock); and (2) proceeds from stock option exercises during 2019 of $14.0 million. Other items accounted for the remaining difference of $2.1 million.

Comparison of Cash Flows for the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Operating activities
Cash provided by operating activities increased by $204.7 million to $396.9 million for 2018, compared to $192.2 million for 2017. This increase in operating cash flows during 2018 was primarily due to the following: (1) cash paid for interest, prior to interest income, decreased by $150.1 million, from $384.2 million for 2017 to $234.1 million for 2018 as a result of the 2017 refinancing transactions and the $350.0 million principal repayment made in connection with the February 1, 2018 amendment of the Senior Secured Credit Facility; (2) during 2017, we fully repaid the FMU seller notes, the interest portion of which was classified in operating cash flows, resulting in a year-over-year increase in operating cash flows of $35.0 million; (3) during 2017, we made payments of $22.8 million for third-party general and administrative expenses in connection with the debt refinancing that was completed during the second quarter of 2017; and (4) proceeds from the settlement of derivative contracts increased operating cash flows by $14.1 million for 2018, as compared to 2017, related to cash received from the settlement of interest rate swaps.

Partially offsetting these operating cash increases was an increase in cash paid for taxes of $12.5 million, from $130.5 million in 2017 to $143.0 million in 2018. The increase in cash paid for taxes was primarily due to approximately $34.8 million of payments made to the Spanish Tax Authorities during 2018, plus a U.S. payment of $3.5 million related to tax reform, partially offset by an approximately $20 million refund received by one of our Spanish subsidiaries during the first quarter of 2018 from an estimated tax payment made in 2016. Changes in operating assets and liabilities and other working capital accounted for the remaining change in operating cash of $4.8 million.

Investing activities

Cash flows from investing activities increased by $400.2 million to an investing cash inflow of $115.5 million for 2018, from an investing cash outflow of $(284.7) million in 2017. This increase was primarily attributable to the sales of Kendall and the Cyprus, Italy, China, Germany, and Morocco institutions during 2018, which resulted in a $366.0 million year-over-year increase in receipts from the sales of these Discontinued Operations and property and equipment. In addition, capital expenditures decreased from 2017 to 2018 by $35.9 million. Also, in 2018, the Company received proceeds from corporate-owned life insurance policies, which are deferred compensation plan assets, contributing to a total year-over-year increase in proceeds from insurance of $27.0 million.

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

Financing activities

Cash flows from financing activities decreased by $567.7 million to a financing cash outflow of $(410.1) million for 2018, compared to a financing cash inflow of $157.6 million for 2017. This decrease was primarily attributable to the $456.4 million of net proceeds from the 2017 IPO, and net proceeds from the issuance of Series A Preferred Stock during 2017 of $55.3 million. Additionally, net payments of long-term debt during 2018, which included the $350.0 million repayment of the 2024 Term Loan, were $242.3 million higher than in 2017.

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

Contractual Obligations

The following table reflects a summary of our contractual obligations as of December 31, 2019:

		Payments due by period
(in millions)	Total	less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (a),	$1,360.4	$114.0	$184.9	$252.0	$809.5
Operating lease obligations (b)	1,339.2	178.1	318.6	292.6	549.9
Interest payments (c)	484.9	104.9	184.1	157.7	38.2
Finance lease obligations (d)	116.9	12.3	24.0	19.2	61.4
Due to shareholders of acquired companies (e)	25.6	13.8	11.8	—	—
Other obligations (f)	31.1	5.7	10.1	5.7	9.6
Total	$3,358.1	$428.8	$733.5	$727.2	$1,468.6

(a)	Amount shown includes approximately $15.3 million of debt related to subsidiaries that are classified as held for sale as of December 31, 2019.

(b)	Includes approximately $29.0 million of minimum future operating lease payments related to subsidiaries classified as held for sale as of December 31, 2019.

(c)
Interest payments relate to long-term debt, including interest on obligations related to subsidiaries that are classified as held for sale as of December 31, 2019. Interest payments for variable-rate long-term debt were calculated using the variable interest rates in effect at December 31, 2019.

(d)	Also includes approximately $24.0 million of finance lease obligations related to subsidiaries classified as held for sale as of December 31, 2019.

(e)
Due to shareholders of acquired companies represent promissory notes payable to the sellers of companies acquired by us. It also includes $0.8 million of due to shareholder liabilities related to subsidiaries classified as held for sale.

(f)	Other obligations consists primarily of contractually owed service-related compensation, foreign tax settlement payments, and other contractual obligations.

The preceding table does not reflect unrecognized income tax benefits, including interest and penalties, as of December 31, 2019 of approximately $90.1 million. We are unable to make a reasonably reliable estimate of the period of any cash settlements. It is reasonably possible that our liability for unrecognized tax benefits could change during the time period.

Off-Balance Sheet Arrangements

As of December 31, 2019, we have the following off-balance sheet arrangements:

Student Loan Guarantees

The accredited Chilean institutions in our network participate in a government-sponsored student financing program known as Crédito con Aval del Estado (the CAE Program). As part of the CAE Program, these institutions provide guarantees which result in contingent liabilities to third-party financing institutions, beginning at 90% of the tuition loans made directly to qualified students enrolled through the CAE Program and declining to 60% over time. The guarantees by these institutions are in effect during the period in which the student is enrolled. The maximum potential amount of payments our institutions could be required to make under the CAE Program was approximately $474.0 million and $499.0 million at December 31, 2019 and 2018, respectively. This maximum potential amount assumes that all students in the CAE Program do not graduate, so that our guarantee would not be assigned to the government, and that all students default on the full amount of the CAE-qualified loan balances. As of December 31, 2019 and 2018, we recorded $30.9 million and $28.3 million, respectively, as estimated long-term guarantee liabilities for these obligations, through a reduction of Revenues.

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

We acquired the remaining 49% ownership interest in Universidade Anhembi Morumbi (UAM Brazil) in April 2013. As part of the agreement to purchase the 49% ownership interest, we pledged 49% of our total shares in UAM Brazil as a guarantee of our payment obligations under the purchase agreement. In the event that we default on any payment, the agreement provides for a forfeiture of the pledged shares.

In connection with the purchase of FMU on September 12, 2014, we pledged our acquired shares to third-party lenders as a guarantee of our payment obligations under the loans that financed a portion of the purchase price. The shares are pledged until full payment of the loans, which mature in April 2021.

In connection with a loan agreement entered into by a Laureate subsidiary in Peru, all of the shares of UPN Peru, one of our universities, were pledged to the third-party lender as a guarantee of the payment obligations under the loan.

Standby Letters of Credit

As of December 31, 2019, Laureate had outstanding letters of credit (LOCs), which consisted primarily of the following:

•
Fully cash-collateralized LOCs of $127.3 million in favor of the DOE, which are included in Restricted cash. These LOCs were required to allow Walden and NewSchool to continue participating in the DOE Title IV program.

•
Fully cash-collateralized LOCs totaling $5.6 million, which are included in Restricted cash, that were issued to continue the appeals process with the Spain Tax Authorities who challenged the holding company structure in Spain.

Surety Bonds

As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of December 31, 2019, the total face amount of these fully cash-collateralized surety bonds was $25.6 million.

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

Variable Interest Entities (VIEs)

Laureate consolidates in its financial statements certain internationally based educational organizations that do not have shares or other equity ownership interests. Although these educational organizations may be considered not-for-profit entities in their home countries and they are operated in compliance with their respective not-for-profit legal regimes, we believe they do not meet the definition of a not-for-profit entity under GAAP, and therefore we treat them as “for-profit” entities for accounting purposes. These entities generally cannot declare dividends or distribute their net assets to the entities that control them. Under ASC 810-10, “Consolidation,” we have determined that these institutions are VIEs and that Laureate is the primary beneficiary of these VIEs because we have, as further described herein: (1) the power to direct the activities of the VIEs that most significantly affect their educational and economic performance and (2) the right to receive economic benefits from contractual and other arrangements with the VIEs that could potentially be significant to the VIEs. We account for the acquisition of the right to control a VIE in accordance with ASC 805, “Business Combinations.”
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
We generally do not have legal entitlement to distribute the net assets of the VIEs. Generally, in the event of liquidation or the sale of the net assets of the VIEs, the net proceeds can only be transferred either to another VIE institution with similar purposes or to the government. In the unlikely case of liquidation or a sale of the net assets of the VIE, we may be able to retain the residual value by naming another Laureate-controlled VIE resident in the same jurisdiction as the recipient, if one exists; however, we generally cannot name a for-profit entity as the recipient. Moreover, because the institution generally would be required to provide for the continued education of its students, liquidation would not be a likely course of action and would be unlikely to result in significant residual assets available for distribution. However, we operate our VIEs as going concern enterprises, maintain control in perpetuity, and have the ability to provide additional contractual arrangements for educational and other services priced at up to market rates with Laureate-controlled service companies. Typically, we are not legally obligated to make additional investments in the VIE institutions.
Laureate for-profit entities provide necessary products and services, and/or intellectual property, to all institutions in the Laureate International Universities network, including the VIE institutions, through contractual arrangements at market rates and terms, which are accretive to Laureate. We periodically modify the rates we charge under these arrangements so that they are priced at or below fair market value and to add additional services. If it is determined that contractual arrangements with any institution are not on market terms, it could have an adverse regulatory impact on such institution. We believe that these arrangements improve the quality of the academic curriculum and the students' educational experience. There are currently four types of contractual arrangements: (i) intellectual property (IP) royalty arrangements; (ii) network fee arrangements; (iii) management service arrangements; and (iv) lease arrangements.

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

(iv)
Laureate for-profit entities own various campus real estate properties and have entered into long-term lease contracts with the respective institutions in the Laureate International Universities network, whereby they pay market-based rents for the use of the properties in the conduct of their educational operations.

Revenues recognized by our for-profit entities from these contractual arrangements with our consolidated VIEs were $39.0 million, $100.2 million and $123.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. These revenues are eliminated in consolidation.

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

Laureate's VIEs are generally exempt from income taxes. As a result, the VIEs generally do not record deferred tax assets or liabilities or recognize any income tax expense in the Consolidated Financial Statements. No deferred taxes are recognized by the for-profit service companies for the remaining income in these VIEs, as the legal status of these entities generally prevents them from declaring dividends or making distributions to their sponsors. However, these for-profit service companies record income taxes related to revenues from their contractual arrangements with these VIEs.

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

The VIEs in Brazil and Mexico include several not-for-profit foundations that had insignificant revenues and operating expenses. Selected Consolidated Statements of Operations information for VIEs that are included in continuing operations was as follows, net of the charges related to the above-described contractual arrangements:

(in millions)
For the years ended December 31,	2019	2018	2017
Selected Statements of Operations information:
Revenues, by segment:
Brazil	$—	$—	$0.1
Mexico	0.1	0.1	—
Andean	435.6	441.3	418.0
Revenues	435.7	441.4	418.1

Depreciation and amortization	25.6	25.5	26.9

Operating income (loss), by segment:
Brazil	—	(0.1)	—
Mexico	(0.3)	(0.5)	(0.9)
Andean	50.8	9.7	(4.9)
Operating income (loss)	50.5	9.1	(5.7)

Net income attributable to Laureate Education, Inc.	55.2	33.2	13.0

The following table reconciles the Net income attributable to Laureate Education, Inc. as presented in the table above, to the amounts in our Consolidated Statements of Operations:

(in millions)
For the years ended December 31,	2019	2018	2017
Variable interest entities	$55.2	$33.2	$13.0
Other operations including discontinued operations	840.8	503.1	513.2
Corporate and eliminations	42.5	(166.3)	(434.8)
Net income attributable to Laureate Education, Inc.	$938.5	$370.1	$91.5

The following table presents selected assets and liabilities of the consolidated VIEs. Except for Goodwill, the assets in the table below include the assets that can be used only to settle the obligations for the VIEs. The liabilities in the table are liabilities for which the creditors of the VIEs do not have recourse to the general credit of Laureate.

	December 31, 2019		December 31, 2018
(in millions)	VIE	Consolidated	VIE	Consolidated
Balance Sheets data:
Cash and cash equivalents	$157.0	$339.6	$158.4	$387.8
Current assets held for sale	16.1	83.8	183.9	337.7
Other current assets	173.1	519.5	141.3	491.7
Total current assets	346.1	942.9	483.6	1,217.1

Goodwill	160.0	1,701.5	168.5	1,707.1
Tradenames	61.7	1,119.5	66.9	1,126.2
Other intangible assets, net	—	1.4	—	25.4
Operating lease right-of-use assets, net	65.8	861.9	—	—
Long-term assets held for sale	52.5	306.0	165.1	1,035.2
Other long-term assets	262.6	1,582.5	312.7	1,658.5
Total assets	948.6	6,515.6	1,196.8	6,769.6

Current liabilities held for sale	11.7	64.2	101.3	321.5
Other current liabilities	130.6	1,006.6	106.7	868.6
Long-term operating leases, less current portion	56.6	792.4	—	—
Long-term liabilities held for sale	29.7	124.9	42.3	358.9
Long-term debt and other long-term liabilities	28.6	1,711.1	24.5	3,155.3
Total liabilities	257.2	3,699.2	274.7	4,704.3

Total stockholders' equity	691.4	2,804.2	922.1	2,050.9
Total stockholders' equity attributable to Laureate Education, Inc.	691.4	2,817.0	921.7	2,061.1
The amounts classified as held-for-sale assets and liabilities at December 31, 2019 in the table above relate to a VIE that is included in our Central America & U.S. Campuses segment. The amounts classified as held-for-sale assets and liabilities at December 31, 2018 in the table above relate to VIEs that were included in our Rest of World, Andean, and Central America & U.S. Campuses segments.

Chile - Higher Education Law

On May 29, 2018, a new Higher Education Law (the New Law) was enacted. Among other things, the New Law prohibits conflicts of interests and related party transactions involving universities and their controlling parties, with certain exceptions. These exceptions include the provision of services that are educational in nature or essential for the university’s purposes.

The New Law established a Superintendency of Higher Education, with authority to regulate institutions of higher education and promulgate regulations and procedures implementing the New Law. As of May 29, 2019, the New Law’s provisions regarding related party transactions came into force and the Superintendent has since issued further interpretive guidance and regulations. Immediately prior to these provisions coming into force, each of the Chilean non-profit universities and the relevant Laureate services provider reached an agreement to terminate the prior network services agreement in favor of an open bidding process, wherein unrelated third parties and Laureate-related providers were invited to compete in the provision of the range of services that are essential to the fulfillment of each of their academic missions. Each of the Chilean non-profit universities has completed all of the bidding and contractual processes subsequent to the May 2019 contract terminations. The Company participated in these open bid processes, conducted by a third party, and was judged to have submitted the superior bid in many of them. Awarded contracts entered into force once the applicable university's board approved them or in January 2020, in the case of some of the educational services, due to the academic calendar. Within the ordinary regulatory course of supervision, the Company and the Chilean non-profit universities will continue to interact with the Superintendent to maintain compliance with the New Law. We do not believe that the New Law will change our relationship with our two technical-vocational institutions in Chile that are for-

profit entities. Additionally, we will continue to evaluate our accounting treatment of the Chilean non-profit universities to determine whether we can continue to consolidate them. Our continuing evaluation of the impact of the New Law may result in changes to our expectations due to changes in our interpretations of the law, assumptions used, and additional guidance that may be issued.

Business Combinations

We apply the purchase accounting standards under ASC 805, “Business Combinations,” to acquisitions. The purchase price of an acquisition is allocated, for accounting purposes, to individual tangible and identifiable intangible assets acquired, liabilities assumed, and noncontrolling interests based on their estimated fair values on the acquisition date. Any excess purchase price over the assigned values of net assets acquired is recorded as goodwill. The acquisition date is the date on which control is obtained by the acquiring company. Any non-monetary consideration transferred and any previously held noncontrolling interests that are part of the purchase consideration are remeasured at fair value on the acquisition date, with any resulting gain or loss recognized in earnings. The preliminary allocations of the purchase price are subject to revision in subsequent periods based on the final determination of fair values, which must be finalized no later than the first anniversary of the date of the acquisition. Transaction costs are expensed as incurred. See Note 5, Acquisitions, in our consolidated financial statements included elsewhere in this Form 10-K for details of our business combinations.

Goodwill and Indefinite-lived Intangible Assets

We perform annual impairment tests of indefinite-lived intangible assets, including goodwill and tradenames, as of October 1st each year. We also evaluate these assets on an interim basis if events or changes in circumstances between annual tests indicate that the assets may be impaired. We have not made material changes to the methodology used to assess impairment loss on indefinite-lived tradenames during the past three fiscal years. Our impairment testing in the fourth quarter of 2019 resulted in no impairment of goodwill or indefinite-lived tradenames. If the estimates and related assumptions used in assessing the recoverability of our goodwill and indefinite-lived tradenames decline, we may be required to record impairment charges for those assets. We base our fair value estimates on assumptions that we believe to be reasonable but that are unpredictable and inherently uncertain. Actual results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

Goodwill

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

If we do not perform the qualitative assessment for a reporting unit or determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative two-step fair value-based test is performed. In the first step, we estimate the fair value of each reporting unit, utilizing a weighted combination of a discounted cash flow analysis and a market multiples analysis. If the recorded net assets of the reporting unit are less than the reporting unit’s estimated fair value, then there is no goodwill deemed to be impaired. If the recorded net assets of the reporting unit exceed its estimated fair value, then goodwill is potentially impaired and we perform the second step. In the second step, we calculate the implied fair value of goodwill by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded amount of goodwill exceeds this implied fair value, the difference is recognized as a loss on impairment of assets in the consolidated statements of operations.

Our valuation approach utilizes a weighted combination of a discounted cash flow analysis and a market multiples analysis. The discounted cash flow analysis relies on historical data and internal estimates, which are developed as a part of our long-range plan process, and includes an estimate of terminal value based on these expected cash flows using the generally accepted Gordon Dividend Growth formula, which derives a valuation using an assumed perpetual annuity based on the reporting unit’s residual cash flows. The discount rate is based on the generally accepted Weighted Average Cost of Capital methodology, and is derived using a cost of equity based on the generally accepted Capital Asset Pricing Model and a cost of debt based on the typical rate paid by market participants. The market multiples analysis utilizes multiples of business enterprise value to revenues, operating income and earnings before interest, taxes, depreciation and amortization of comparable publicly traded companies and multiples based on fair value transactions where public information is available. Significant assumptions used in estimating the fair value of each reporting unit include: (1) the revenue and profitability growth rates and (2) the discount rate.

We also evaluate the sensitivity of a change in assumptions related to goodwill impairment, assessing whether a 10% reduction in our estimates of revenue or a 1% increase in our estimated discount rates would result in impairment of goodwill. Using the current estimated cash flows and discount rates, each reporting unit's estimated fair value exceeds its carrying value by at least 15% in instances where we performed step one of the two-step fair value-based impairment testing. We have determined that none of our reporting units with material goodwill were at risk of failing the first step of the goodwill impairment test as of December 31, 2019.

We completed our IPO on February 6, 2017 at an initial public offering price that was below the expected range and since then our stock price at times has traded below the initial public offering price. While our market capitalization is currently in excess of the carrying value of our stockholders’ equity, a significant decline in our stock price for an extended period of time could be considered an impairment indicator that would cause us to perform an interim impairment test that could result in additional impairments of goodwill or other intangible assets.

Indefinite-lived Intangible Assets

The impairment test for indefinite-lived intangible assets, such as indefinite-lived tradenames, generally requires a new determination of the fair value of the intangible asset using the relief-from-royalty method. This method estimates the amount of royalty expense that we would expect to incur if the assets were licensed from a third party. We use publicly available information in determining certain assumptions to assist us in estimating fair value using market participant assumptions. If the fair value of the intangible asset is less than its carrying value, the intangible asset is adjusted to its new estimated fair value, and an impairment loss is recognized. Significant assumptions used in estimating the fair value of indefinite-lived tradenames include: (1) the revenue growth rates; (2) the discount rates; and (3) the estimated royalty rates.

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
We recorded impairment losses on long-lived assets for the years ended December 31, 2019, 2018 and 2017. See Note 9, Goodwill and Other Intangible Assets, in our consolidated financial statements included elsewhere in this Form 10-K for further details.

Deferred Costs

Deferred costs on the consolidated balance sheets consist primarily of direct costs associated with online course development, accreditation and costs to obtain a contract. Deferred costs associated with the development of online educational programs are capitalized after technological feasibility has been established. Deferred online course development costs are amortized to direct costs on a straight-line basis over the estimated period that the associated products are expected to generate revenues. Deferred online course development costs are evaluated on a quarterly basis through review of the corresponding course catalog. If a course is no longer listed or offered in the current course catalog, then the costs associated with its development are written off. As of December 31, 2019 and 2018, the unamortized balances of online course development costs were $55.7 million and $57.1 million, respectively. We defer direct and incremental third-party costs incurred for obtaining initial accreditation and for the renewal of accreditations. These accreditation costs are amortized to direct costs over the life of the accreditation on a straight-line basis. As of December 31, 2019 and 2018, the unamortized balances of accreditation costs were $2.7 million and $2.7 million, respectively.

Laureate also defers certain commissions and bonuses earned by third party agents and our employees that are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are amortized over the period of benefit, which ranges from two to four years. As of December 31, 2019 and 2018, the unamortized balances of contract costs were $11.6 million and $7.0 million, respectively.

At December 31, 2019 and 2018, our total deferred costs were $209.2 million and $184.9 million, respectively, with accumulated amortization of $(139.2) million and $(118.0) million, respectively.

Income Taxes

We record the amount of income taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the expected future tax consequences of events that we have recognized in our consolidated financial statements or tax returns. We exercise judgment in assessing future profitability and the likely future tax consequences of these events.
Deferred Taxes
Estimates of deferred tax assets and liabilities are based on current tax laws, rates and interpretations, and, in certain cases, business plans and other expectations about future outcomes. We develop estimates of future profitability based upon historical data and experience, industry projections, forecasts of general economic conditions, and our own expectations. Our accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in our accounting estimates. Changes in existing tax laws and rates, their related interpretations, as well as the uncertainty generated by the current economic environment, may impact the amounts of deferred tax liabilities or the valuations of deferred tax assets.

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

Indefinite Reinvestment of Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. Except for one of our institutions in Peru, deferred tax liabilities have not been recognized for undistributed foreign earnings of continuing operations because management believes that the earnings will be indefinitely reinvested outside the United States under the Company's planned tax-neutral methods. ASC 740, “Income Taxes,” requires that we evaluate our circumstances to determine whether or not there is sufficient evidence to support the assertion that we will reinvest undistributed foreign earnings indefinitely. Our assertion that earnings from our foreign operations will be indefinitely reinvested is supported by projected working capital and long-term capital plans in each foreign subsidiary location in which the earnings are generated. Additionally, we believe that we have the ability to indefinitely reinvest foreign earnings based on our domestic operation's cash repatriation strategies, projected cash flows, projected working capital and liquidity, and the expected availability of capital within the debt or equity markets. If our expectations change based on future developments, including as a result of the announcement on January 27, 2020 to explore strategic alternatives, such that some or all of the undistributed earnings of our foreign subsidiaries may be remitted to the United States in the foreseeable future, we will be required to recognize deferred tax expense and liabilities on those amounts.

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

Share-Based Compensation

We use the Black-Scholes-Merton option pricing model to calculate the fair value of stock options. This option valuation model requires the use of subjective assumptions, including the estimated fair value of the underlying common stock, the expected stock price volatility, and the expected term of the option. Prior to the IPO, the estimated fair value of the underlying common stock was based on third-party valuations. After our IPO, the estimated fair value of the underlying common stock is based on the closing price of our Class A common stock on the grant date. Because we have only been publicly traded since February 2017, our volatility estimates are based on an average of: (1) a peer group of companies and (2) Laureate's historical volatility. We estimate the expected term of awards to be the weighted average mid-point between the vesting date and the end of the contractual term. We use this method to estimate the expected term because we do not have sufficient historical exercise data.

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

Based on our outstanding variable-rate debt as of December 31, 2019, an increase of 100 basis points in our weighted-average interest rate would result in an increase in interest expense of $4.4 million on an annual basis.

See Note 15, Derivative Instruments, in our consolidated financial statements included elsewhere in this Form 10-K for further discussion of our derivatives.

Foreign Currency Exchange Risk

We use the USD as our reporting currency. We derived approximately 81% of our revenues from students outside of the United States for the year ended December 31, 2019. Our business is transacted through a network of international and domestic subsidiaries, generally in the local currency, considered the functional currency for that subsidiary.

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

For the year ended December 31, 2019, a hypothetical 10% adverse change in average annual foreign currency exchange rates, excluding the impacts of our derivatives, would have decreased Operating income and Adjusted EBITDA by approximately $24.7 million and $63.2 million, respectively.

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

Item 8. Financial Statements

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Date: February 27, 2020

/s/ EILIF SERCK-HANSSEN
Eilif Serck-Hanssen
President and Chief Executive Officer

/s/ JEAN-JACQUES CHARHON
Jean-Jacques Charhon
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Laureate Education, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Laureate Education, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019. The adoption of the accounting standard for leases is also discussed below as a critical audit matter.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and Indefinite-Lived Tradenames Impairment Assessments - Brazil Reporting Unit and the Tradename Associated with a Subsidiary in the Brazil Segment

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1.7 billion and tradenames balance was $1.1 billion as of December 31, 2019. The goodwill associated with the Brazil reporting unit was $388 million, and a portion of the consolidated tradenames balance is associated with a subsidiary in the Brazil segment. Management performs annual impairment tests of non-amortizable intangible assets, which consist of goodwill and indefinite-lived tradenames, as of October 1st each year or on an interim basis if events or changes in circumstances between annual tests indicate that the assets may be impaired. Goodwill is impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. If management does not perform the qualitative assessment for a reporting unit or determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative two-step fair value-based test is performed. In the first step, management estimates the fair value of each reporting unit utilizing a weighted combination of a discounted cash flow analysis that relies on historical data and internal estimates and a market multiples analysis. The impairment test for indefinite-lived intangible assets generally requires a new determination of the fair value of the intangible asset using the relief-from-royalty method. Significant assumptions used in estimating the fair value of each reporting unit include the revenue and profitability growth rates and the discount rate. Significant assumptions used in estimating the fair value of indefinite-lived tradenames include the revenue growth rates, the discount rates, and the estimated royalty rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Brazil reporting unit and the indefinite-lived tradename impairment assessment associated with a subsidiary in the Brazil segment is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity involved in performing procedures relating to the fair value measurement of the Brazil reporting unit and the tradename associated with a subsidiary in the Brazil segment due to the significant amount of judgment by management when developing these estimates; (ii) significant audit effort was necessary in performing procedures and evaluating audit evidence obtained relating to management’s significant assumptions, including the revenue and profitability growth rates and the discount rate for the fair value of the Brazil reporting unit, and the revenue growth rates, the discount rate, and the estimated royalty rate for the fair value of the tradename associated with a subsidiary in the Brazil segment; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived tradenames impairment assessments, including controls over the valuation of the Brazil reporting unit and the tradename associated with a subsidiary in the Brazil segment. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the discounted cash flow analysis and relief-from-royalty method; testing the completeness, accuracy, and relevance of the underlying data used in the discounted cash flow analysis and relief-from-royalty method; and evaluating the reasonableness of significant assumptions used by management in the discounted cash flow analysis and relief-from-royalty method, including the revenue and profitability growth rates, the discount rate, and the estimated royalty rate. Evaluating management’s assumptions related to the revenue and profitability growth rates and the estimated royalty rate involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the reporting unit, consistency with external market data, and whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discount rate in the discounted cash flow analysis used by management for developing the fair value of the Brazil reporting unit and the discount rate and the estimated royalty rate used by management in the relief-from-royalty method for developing the fair value measurement of the tradename associated with a subsidiary in the Brazil segment.

Adoption of the accounting standard on leases - Present value of operating lease payments

As described above and in Notes 2 and 11 to the consolidated financial statements, the Company adopted the new accounting standard on leases on January 1, 2019 and, as a result, the Company’s consolidated right-of-use assets, net and lease liabilities for operating leases were $862 million and $884 million, respectively, as of December 31, 2019. For operating leases, right-of-use assets and lease liabilities are recognized at the commencement date of the lease based on the estimated present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, management uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The significant assumption used in estimating the present value of the lease payments is the incremental borrowing rate.

The principal considerations for our determination that performing procedures relating to the present value of operating lease payments upon adoption of the accounting standard on leases is a critical audit matter are there was significant judgment by management when determining the estimated present value of lease payments, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures to evaluate the incremental borrowing rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in the evaluation of the reasonableness of the incremental borrowing rate.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s adoption of the accounting standard on leases, including controls over the estimated present value of lease payments. These procedures also included, among others, testing the completeness, accuracy and relevance of the underlying data used in the estimated present value of lease payments; and evaluating the appropriateness of the incremental borrowing rate used by management. Professionals with specialized skill and knowledge were used to assist in the evaluation of the incremental borrowing rate by developing an independent reasonable range of the incremental borrowing rate based on the financial information used by management and evaluating whether management’s estimate was within that reasonable range.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
February 27, 2020

We have served as the Company’s auditor since 2007, which includes periods before the Company became subject to SEC reporting requirements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the years ended December 31,	2019	2018	2017

Revenues	$3,250,326	$3,290,213	$3,333,073
Costs and expenses:
Direct costs	2,671,557	2,697,049	2,775,326
General and administrative expenses	252,179	299,264	315,471
Loss on impairment of assets	470	10,030	7,121
Operating income	326,120	283,870	235,155
Interest income	12,209	11,856	11,865
Interest expense	(167,331)	(235,214)	(334,900)
Loss on debt extinguishment	(28,267)	(7,481)	(8,392)
Gain on derivatives	7,277	88,292	28,656
Other income (expense), net	9,222	12,226	(1,892)
Foreign currency exchange (loss) gain, net	(27,081)	(32,564)	3,231
(Loss) gain on sales and disposals of subsidiaries, net	(37,751)	254	(10,490)
Income (loss) from continuing operations before income taxes and equity in net income (loss) of affiliates	94,398	121,239	(76,767)
Income tax (expense) benefit	(80,656)	(131,771)	92,989
Equity in net income (loss) of affiliates, net of tax	219	(2)	152
Income (loss) from continuing operations	13,961	(10,534)	16,374
Income from discontinued operations, net of tax expense of $17,539 for 2019, $48,771 for 2018 and $26,176 for 2017	53,941	84,884	77,390
Gain on sales of discontinued operations, net, including tax benefit of $33,472 for 2019, $3,466 for 2018 and $0 for 2017	869,762	296,580	—
Net income	937,664	370,930	93,764
Net loss (income) attributable to noncontrolling interests	820	(863)	(2,299)
Net income attributable to Laureate Education, Inc.	$938,484	$370,067	$91,465

Accretion of Series A convertible redeemable preferred stock and other redeemable noncontrolling interests and equity	$(208)	$(62,825)	$(298,497)
Gain upon conversion of Series A convertible redeemable preferred stock	—	74,110	—
Net income (loss) available to common stockholders	$938,276	$381,352	$(207,032)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.06	$—	$(1.64)
Income from discontinued operations	4.17	1.79	0.44
Basic earnings (loss) per share	$4.23	$1.79	$(1.20)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.06	$(0.06)	$(1.64)
Income from discontinued operations	4.16	1.79	0.44
Diluted earnings (loss) per share	$4.22	$1.73	$(1.20)
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the years ended December 31,	2019	2018	2017

Net income	$937,664	$370,930	$93,764
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for all years	42,935	(200,006)	120,436
Unrealized (loss) gain on derivative instruments, net of tax of $0 for all years	(7,950)	13,709	9,875
Minimum pension liability adjustment, net of tax of $0, $144 and $105, respectively	3,596	(350)	(377)
Total other comprehensive income (loss)	38,581	(186,647)	129,934
Comprehensive income	976,245	184,283	223,698
Net comprehensive loss (income) attributable to noncontrolling interests	953	(1,355)	(4,570)
Comprehensive income attributable to Laureate Education, Inc.	$977,198	$182,928	$219,128
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents (includes VIE amounts of $157,003 and $158,387, see Note 2)	$339,629	$387,780
Restricted cash	186,921	195,792
Receivables:
Accounts and notes receivable	432,910	373,855
Other receivables	18,350	11,357
Allowance for doubtful accounts	(190,785)	(159,931)
Receivables, net	260,475	225,281
Income tax receivable	22,416	18,515
Prepaid expenses and other current assets	49,686	52,079
Current assets held for sale	83,800	337,686
Total current assets (includes VIE amounts of $346,125 and $483,613, see Note 2)	942,927	1,217,133
Notes receivable, net	9,882	2,397
Property and equipment:
Land	229,663	234,826
Buildings	662,376	645,177
Furniture, equipment and software	952,599	952,117
Leasehold improvements	329,011	356,660
Construction in-progress	57,393	60,919
Accumulated depreciation and amortization	(1,031,823)	(974,358)
Property and equipment, net	1,199,219	1,275,341
Operating lease right-of-use assets, net	861,878	—
Land use rights, net	1,628	1,552
Goodwill	1,701,495	1,707,089
Other intangible assets:
Tradenames	1,119,454	1,126,244
Other intangible assets, net	1,431	25,429
Deferred costs, net	69,998	66,835
Deferred income taxes	125,417	136,487
Derivative instruments	—	3,259
Other assets	176,326	172,673
Long-term assets held for sale	305,973	1,035,197
Total assets (includes VIE amounts of $948,632 and $1,196,813, see Note 2)	$6,515,628	$6,769,636
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	December 31, 2019	December 31, 2018
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$119,523	$65,357
Accrued expenses	214,808	222,162
Accrued compensation and benefits	182,080	194,678
Deferred revenue and student deposits	216,816	193,226
Current portion of operating leases	91,558	—
Current portion of long-term debt and finance leases	118,822	100,818
Current portion of due to shareholders of acquired companies	11,523	23,820
Income taxes payable	25,501	17,864
Derivative instruments	—	4,021
Other current liabilities	25,969	46,621
Current liabilities held for sale	64,204	321,520
Total current liabilities (includes VIE amounts of $142,343 and $207,977, see Note 2)	1,070,804	1,190,087
Long-term operating leases, less current portion	792,358	—
Long-term debt and finance leases, less current portion	1,260,317	2,593,094
Due to shareholders of acquired companies, less current portion	9,995	21,571
Deferred compensation	12,744	12,778
Income taxes payable	62,200	90,087
Deferred income taxes	218,378	217,558
Derivative instruments	—	6,656
Other long-term liabilities	147,472	213,600
Long-term liabilities held for sale	124,914	358,863
Total liabilities (includes VIE amounts of $257,199 and $274,744, see Note 2)	3,699,182	4,704,294
Redeemable noncontrolling interests and equity	12,295	14,396
Stockholders' equity:
Preferred stock, par value $0.001 per share – 49,889 shares authorized as of December 31, 2019 and December 31, 2018 respectively, no shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Class A common stock, par value $0.004 per share – 700,000 shares authorized, 119,575 shares issued and outstanding as of December 31, 2019 and 107,450 shares issued and outstanding as of December 31, 2018	542	430
Class B common stock, par value $0.004 per share – 175,000 shares authorized, 90,831 shares issued and outstanding as of December 31, 2019 and 116,865 shares issued and outstanding as of December 31, 2018	363	467
Additional paid-in capital	3,724,636	3,703,796
Retained earnings (accumulated deficit)	436,509	(530,919)
Accumulated other comprehensive loss	(1,073,981)	(1,112,695)
Treasury stock at cost (16,008 shares held at December 31, 2019 and 0 shares held at December 31, 2018)	(271,106)	—
Total Laureate Education, Inc. stockholders' equity	2,816,963	2,061,079
Noncontrolling interests	(12,812)	(10,133)
Total stockholders' equity	2,804,151	2,050,946
Total liabilities and stockholders' equity	$6,515,628	$6,769,636
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

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (continued)
IN THOUSANDS

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income	Treasury stock at cost	Non-controlling interests	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	55,052	$220	132,443	$530	$3,446,206	$(946,236)	$(925,556)	$—	$12,118	$1,587,282
Adoption of accounting standards	—	—	—	—	—	45,250	—	—	—	45,250
Balance at January 1, 2018	55,052	220	132,443	530	3,446,206	(900,986)	(925,556)	—	12,118	1,632,532
Non-cash stock compensation	—	—	—	—	10,791	—	—	—	—	10,791
Conversion of Class B shares to Class A shares	15,638	63	(15,638)	(63)	—	—	—	—	—	—
Vesting of restricted stock and restricted stock units, net of shares withheld to satisfy tax withholding	617	3	60	—	(2,531)	—	—	—	—	(2,528)
Distributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	334	334
Change in noncontrolling interests	—	—	—	—	(471)	—	—	—	(23,305)	(23,776)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	(292)	—	—	—	—	(292)
Accretion of Series A Preferred Stock	—	—	—	—	(61,974)	—	—	—	—	(61,974)
Gain upon conversion of Series A Preferred Stock	—	—	—	—	74,110	—	—	—	—	74,110
Reclassification of Series A Preferred Stock upon conversion	36,143	144	—	—	237,957	—	—	—	—	238,101
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	(635)	(635)
Net income	—	—	—	—	—	370,067	—	—	863	370,930
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(200,498)	—	492	(200,006)
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	13,709	—	—	13,709
Minimum pension liability adjustment, net of tax of $144	—	—	—	—	—	—	(350)	—	—	(350)
Balance at December 31, 2018	107,450	$430	116,865	$467	$3,703,796	$(530,919)	$(1,112,695)	$—	$(10,133)	$2,050,946
Adoption of accounting standards	—	—	—	—	—	28,944	—	—	—	28,944
Balance at January 1, 2019	107,450	430	116,865	467	3,703,796	(501,975)	(1,112,695)	—	(10,133)	2,079,890
Non-cash stock compensation	—	—	—	—	12,994	—	—	—	—	12,994
Conversion of Class B shares to Class A shares	26,034	104	(26,034)	(104)	—	—	—	—	—	—
Purchase of treasury stock at cost	(16,008)	—	—	—	—	—	—	(271,106)	—	(271,106)
Exercise of stock options and vesting of restricted stock and restricted stock units, net of shares withheld to satisfy tax withholding	2,099	8	—	—	11,754	—	—	—	—	11,762
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1,356)	(1,356)
Change in noncontrolling interests	—	—	—	—	(3,700)	—	—	—	—	(3,700)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	(208)	—	—	—	—	(208)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	(370)	(370)
Net income	—	—	—	—	—	938,484	—	—	(820)	937,664
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	43,068	—	(133)	42,935
Unrealized loss on derivatives, net of tax of $0	—	—	—	—	—	—	(7,950)	—	—	(7,950)
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	3,596	—	—	3,596
Balance at December 31, 2019	119,575	$542	90,831	$363	$3,724,636	$436,509	$(1,073,981)	$(271,106)	$(12,812)	$2,804,151
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the years ended December 31,	2019	2018	2017
Cash flows from operating activities
Net income	$937,664	$370,930	$93,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193,356	239,998	264,742
Amortization of operating lease right-of-use assets	122,673	—	—
Loss on impairment of assets	43,754	13,110	40,597
Gain on sales and disposal of subsidiaries and property and equipment, net	(796,333)	(292,108)	(5,837)
Gain on derivative instruments	(7,438)	(89,143)	(29,278)
(Payments for) proceeds from settlement of derivative contracts	(8,772)	14,117	—
Loss on debt extinguishment	28,752	7,481	8,392
Non-cash interest expense	3,535	15,408	49,582
Interest paid on deferred purchase price for acquisitions	(5,305)	(4,463)	(39,419)
Non-cash share-based compensation expense	12,994	10,791	64,788
Bad debt expense	100,829	112,440	124,308
Deferred income taxes	(29,813)	(7,474)	(164,785)
Unrealized foreign currency exchange loss	29,186	37,796	4,135
Non-cash loss (gain) from non-income tax contingencies	9,075	6,839	(2,883)
Other, net	(5,341)	(10,297)	3,463
Changes in operating assets and liabilities:
Receivables	(163,202)	(83,316)	(129,335)
Prepaid expenses and other assets	(42,047)	(39,347)	(60,051)
Accounts payable and accrued expenses	5,574	(7,512)	(30,407)
Income tax receivable/payable, net	(36,220)	48,875	(10,695)
Deferred revenue and other liabilities	(53,152)	52,733	11,076
Net cash provided by operating activities	339,769	396,858	192,157
Cash flows from investing activities
Purchase of property and equipment	(155,641)	(238,046)	(274,063)
Expenditures for deferred costs	(17,701)	(19,866)	(19,717)
Receipts from sales of discontinued operations, net of cash sold, property and equipment and other	1,266,042	375,807	9,831
Settlement of derivatives related to sale of discontinued operations and net investment hedge	12,866	(9,960)	—
Proceeds from property insurance recoveries and corporate-owned life insurance	842	27,356	370
Business acquisitions, net of cash acquired	(1,205)	(17,019)	(835)
Payments from (to) related parties and investments in affiliates	84	(2,778)	(268)
Proceeds from sale of investment	11,473	—	—
Net cash provided by (used in) investing activities	1,116,760	115,494	(284,682)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	1,123,179	485,470	2,898,836
Payments on long-term debt	(2,507,790)	(867,915)	(3,038,946)
Payments of deferred purchase price for acquisitions	(20,157)	(13,650)	(94,891)
Payments to purchase noncontrolling interests	(5,761)	(127)	(17,443)
Proceeds from issuance of convertible redeemable preferred stock, net of issuance costs	—	—	55,290
Payment of dividends on Series A Preferred Stock and to noncontrolling interests	—	(11,103)	(19,371)
Proceeds from initial public offering, net of issuance costs	—	—	456,359
Proceeds from exercise of stock options	14,007	—	—
Payments to repurchase common stock	(264,093)	—	—
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(2,245)	(2,528)	(2,151)
Payments of debt issuance costs and redemption and call premiums for debt modification	(9,091)	(587)	(81,242)
Noncontrolling interest holder's loan to subsidiaries	—	—	943
Distributions (to) from noncontrolling interest holders	(2,026)	311	186
Net cash (used in) provided by financing activities	(1,673,977)	(410,129)	157,570
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	(7,338)	(13,481)	25,906
Change in cash included in current assets held for sale	167,764	(30,915)	(32,983)
Net change in Cash and cash equivalents and Restricted cash	(57,022)	57,827	57,968
Cash and cash equivalents and Restricted cash at beginning of period	583,572	525,745	467,777
Cash and cash equivalents and Restricted cash at end of period	$526,550	$583,572	$525,745
The accompanying notes are an integral part of these consolidated financial statements.

Laureate Education, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands)
Note 1. Description of Business

Laureate Education, Inc. and subsidiaries (hereinafter Laureate, we, us, our, or the Company) provide higher education programs and services to students through an international portfolio of licensed universities and higher education institutions (institutions). Laureate's programs are provided through institutions that are campus-based and internet-based, or through electronically distributed educational programs (online). On October 1, 2015, we redomiciled in Delaware as a public benefit corporation as a demonstration of our long-term commitment to our mission to benefit our students and society. The Company completed its initial public offering (IPO) on February 6, 2017 and its shares are listed on the Nasdaq Global Select Market under the symbol ‘‘LAUR.’’

Discontinued Operations

On August 9, 2018, the Company announced the divestiture of additional subsidiaries located in Europe, Asia and Central America, which are included in the Rest of World, Andean, and Central America & U.S. Campuses segments. Previously, the Company had announced the divestiture of certain subsidiaries in the Rest of World and Central America & U.S. Campuses segments. After completing all of these announced divestitures, the Company’s remaining principal markets would be Brazil, Chile, Mexico and Peru, along with the Online & Partnerships segment and the institutions in Australia and New Zealand. This represented a strategic shift that had a major effect on the Company's operations and financial results. Accordingly, all of the divestitures that were part of this strategic shift, including the divestitures announced on August 9, 2018 and those announced previously, as well as the Company's operations in the Kingdom of Saudi Arabia that were managed under a contract that expired on August 31, 2019 and was not renewed, are accounted for as discontinued operations for all periods presented in accordance with Accounting Standards Codification (ASC) 205-20, ‘‘Discontinued Operations’’ (ASC 205). See Note 4, Discontinued Operations and Assets Held for Sale, for more information. Unless indicated otherwise, the information in the footnotes to the Consolidated Financial Statements relates to continuing operations.

Exploration of Strategic Alternatives

As discussed in Note 25, Subsequent Events, on January 27, 2020, Laureate announced that its Board of Directors had authorized the Company to explore strategic alternatives for each of its businesses to unlock shareholder value. As part of this process, the Company will evaluate all potential options for its remaining businesses, including sales, spin-offs or business combinations. There can be no assurance as to the outcome of this process, including whether it will result in the completion of any transaction, as to the values that may be realized from any potential transaction or as to how long the review process will take.

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

Principles of Consolidation and Investments in Affiliates

General

Our Consolidated Financial Statements include all accounts of Laureate, our majority-owned subsidiaries, and educational institutions that are part of our network and, although not owned by Laureate, are variable interest entities (VIEs) pursuant to ASC Topic 810-10, "Consolidation." As of December 31, 2019, the Laureate network includes five VIE institutions in three countries. Of these five institutions, four are included in continuing operations and one is a discontinued operation. Laureate has determined it is the “primary beneficiary” of these VIEs, as such term is defined in ASC 810-10-20, and has consolidated the financial results of operations, assets and liabilities, and cash flows of these VIEs in the Company's Consolidated Financial Statements. Intercompany accounts and transactions have been eliminated in consolidation.

Noncontrolling Interests

A noncontrolling interest is the portion of a subsidiary that is not attributable to us either directly or indirectly. A noncontrolling interest can also be referred to as a minority interest. We recognize noncontrolling interest holders’ share of equity and net income or loss separately in Noncontrolling interests in the Consolidated Balance Sheets and Net loss (income) attributable to noncontrolling interests in the Consolidated Statements of Operations. For the VIEs in our network, we generally do not recognize a noncontrolling interest. A noncontrolling interest is only recognized when a VIE's economics are shared with a third party (e.g., when the transferor of the control of the VIE retained a portion of the economics associated with it).

The Variable Interest Entity (VIE) Arrangements

Laureate consolidates in its financial statements certain internationally based educational organizations that do not have shares or other equity ownership interests. Although these educational organizations may be considered not-for-profit entities in their home countries and they are operated in compliance with their respective not-for-profit legal regimes, we believe they do not meet the definition of a not-for-profit entity under GAAP, and therefore we treat them as “for-profit” entities for accounting purposes. These entities generally cannot declare dividends or distribute their net assets to the entities that control them.
Under ASC 810-10, “Consolidation,” we have determined that these institutions are VIEs and that Laureate is the primary beneficiary of these VIEs because we have, as further described herein: (1) the power to direct the activities of the VIEs that most significantly affect their educational and economic performance and (2) the right to receive economic benefits from contractual and other arrangements with the VIEs that could potentially be significant to the VIEs. We account for the acquisition of the right to control a VIE in accordance with ASC 805, “Business Combinations.”

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
We generally do not have legal entitlement to distribute the net assets of the VIEs. Generally, in the event of liquidation or the sale of the net assets of the VIEs, the net proceeds can only be transferred either to another VIE institution with similar purposes or to the government. In the unlikely case of liquidation or a sale of the net assets of the VIE, we may be able to retain the residual value by naming another Laureate-controlled VIE resident in the same jurisdiction as the recipient, if one exists; however, we generally cannot name a for-profit entity as the recipient. Moreover, because the institution generally would be required to provide for the continued education of its students, liquidation would not be a likely course of action and would be unlikely to result in significant residual assets available for distribution. However, we operate our VIEs as going concern enterprises, maintain control in perpetuity, and have the ability to provide additional contractual arrangements for educational and other services priced at up to market rates with Laureate-controlled service companies. Typically, we are not legally obligated to make additional investments in the VIE institutions.
Laureate for-profit entities provide necessary products and services, and/or intellectual property, to all institutions in the Laureate International Universities network, including the VIE institutions, through contractual arrangements at market rates and terms, which are accretive to Laureate. We periodically modify the rates we charge under these arrangements so that they are priced at or below fair market value and to add additional services. If it is determined that contractual arrangements with any institution are not on market terms, it could have an adverse regulatory impact on such institution. We believe that these arrangements improve the quality of the academic curriculum and the students' educational experience. There are currently four types of contractual arrangements: (i) intellectual property (IP) royalty arrangements; (ii) network fee arrangements; (iii) management service arrangements; and (iv) lease arrangements.

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

(iv)
Laureate for-profit entities own various campus real estate properties and have entered into long-term lease contracts with the respective institutions in the Laureate International Universities network, whereby they pay market-based rents for the use of the properties in the conduct of their educational operations.

Revenues recognized by Laureate's for-profit entities from these contractual arrangements with our consolidated VIEs, including those in continuing operations and discontinued operations, were $39,005, $100,227 and $123,237 for the years ended December 31, 2019, 2018 and 2017, respectively. These revenues are eliminated in consolidation.

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

Laureate's VIEs are generally exempt from income taxes. As a result, the VIEs generally do not record deferred tax assets or liabilities or recognize any income tax expense in the Consolidated Financial Statements. No deferred taxes are recognized by the for-profit service companies for the remaining income in these VIEs, as the legal status of these entities generally prevents them from declaring dividends or making distributions to their sponsors. However, these for-profit service companies record income taxes related to revenues from their contractual arrangements with these VIEs.

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

The VIEs in Brazil and Mexico include several not-for-profit foundations that had insignificant revenues and operating expenses. Selected Consolidated Statements of Operations information for VIEs that are included in continuing operations was as follows, net of the charges related to the above-described contractual arrangements:

For the years ended December 31,	2019	2018	2017
Selected Statements of Operations information:
Revenues, by segment:
Brazil	$—	$—	$104
Mexico	57	94	—
Andean	435,648	441,294	418,019
Revenues	435,705	441,388	418,123

Depreciation and amortization	25,584	25,489	26,899

Operating income (loss), by segment:
Brazil	20	(71)	(1)
Mexico	(333)	(489)	(876)
Andean	50,816	9,692	(4,858)
Operating income (loss)	50,503	9,132	(5,735)

Net income attributable to Laureate Education, Inc.	55,212	33,199	13,035

Included in 2018 and 2017 net income for the VIEs in the table above is non-operating investment income that was recorded by three of the Chilean institutions relating to investments that these institutions had in a for-profit, education-related real estate subsidiary of Laureate in Chile. This non-operating investment income, which eliminated in consolidation, totaled $14,331 and $11,696 for the years ended December 31, 2018 and 2017, respectively.

Income attributable to Laureate Education, Inc. related to VIEs that are included in discontinued operations totaled $9,577, $86,887 and $30,145 for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table reconciles the Net income attributable to Laureate Education, Inc. as presented in the table above, to the amounts in our Consolidated Statements of Operations:

For the years ended December 31,	2019	2018	2017
Net income (loss) attributable to Laureate Education, Inc.:
Variable interest entities	$55,212	$33,199	$13,035
Other operations including discontinued operations	840,755	503,149	513,205
Corporate and eliminations	42,517	(166,281)	(434,775)
Net income attributable to Laureate Education, Inc.	$938,484	$370,067	$91,465

The following table presents selected assets and liabilities of the consolidated VIEs. Except for Goodwill, the assets in the table below include the assets that can be used only to settle the obligations for the VIEs. The liabilities in the table are liabilities for which the creditors of the VIEs do not have recourse to the general credit of Laureate.

	December 31, 2019		December 31, 2018
	VIE	Consolidated	VIE	Consolidated
Balance Sheets data:
Cash and cash equivalents	$157,003	$339,629	$158,387	$387,780
Current assets held for sale	16,050	83,800	183,880	337,686
Other current assets	173,072	519,498	141,346	491,667
Total current assets	346,125	942,927	483,613	1,217,133

Goodwill	159,957	1,701,495	168,473	1,707,089
Tradenames	61,691	1,119,454	66,929	1,126,244
Other intangible assets, net	—	1,431	—	25,429
Operating lease right-of-use assets, net	65,761	861,878	—	—
Long-term assets held for sale	52,519	305,973	165,087	1,035,197
Other long-term assets	262,579	1,582,470	312,711	1,658,544
Total assets	948,632	6,515,628	1,196,813	6,769,636

Current liabilities held for sale	11,741	64,204	101,320	321,520
Other current liabilities	130,602	1,006,600	106,657	868,567
Long-term operating leases, less current portion	56,571	792,358	—	—
Long-term liabilities held for sale	29,666	124,914	42,265	358,863
Long-term debt and other long-term liabilities	28,619	1,711,106	24,502	3,155,344
Total liabilities	257,199	3,699,182	274,744	4,704,294

Total stockholders' equity	691,433	2,804,151	922,069	2,050,946
Total stockholders' equity attributable to Laureate Education, Inc.	691,433	2,816,963	921,747	2,061,079

The amounts classified as held-for-sale assets and liabilities at December 31, 2019 in the table above relate to a VIE that is included in our Central America & U.S. Campuses segment. The amounts classified as held-for-sale assets and liabilities at December 31, 2018 in the table above relate to VIEs that were included in our Rest of World, Andean and Central America & U.S. Campuses segments. Refer to Note 4, Discontinued Operations and Assets Held for Sale, for further discussion. The VIEs' cash balances are generally required to be used only for the benefit of the operations of these VIEs.

Chile - Higher Education Law

On May 29, 2018, a new Higher Education Law (the New Law) was enacted. Among other things, the New Law prohibits conflicts of interests and related party transactions involving universities and their controlling parties, with certain exceptions. These exceptions include the provision of services that are educational in nature or essential for the university’s purposes.

The New Law established a Superintendency of Higher Education, with authority to regulate institutions of higher education and promulgate regulations and procedures implementing the New Law. As of May 29, 2019, the New Law’s provisions regarding related party transactions came into force and the Superintendent has since issued further interpretive guidance and regulations. Immediately prior to these provisions coming into force, each of the Chilean non-profit universities and the relevant Laureate services provider reached an agreement to terminate the prior network services agreement in favor of an open bidding process, wherein unrelated third parties and Laureate-related providers were invited to compete in the provision of the range of services that are essential to the fulfillment of each of their academic missions. Each of the Chilean non-profit universities has completed all of the bidding and contractual processes subsequent to the May 2019 contract terminations. The Company participated in these open bid processes, conducted by a third party, and was judged to have submitted the superior bid in many of them. Awarded contracts entered into force once the applicable university's board approved them or in January 2020, in the case of some of the educational services, due to the academic calendar. Within the ordinary regulatory course of supervision, the Company and the

Chilean non-profit universities will continue to interact with the Superintendent to maintain compliance with the New Law. We do not believe that the New Law will change our relationship with our two technical-vocational institutions in Chile that are for-profit entities. Additionally, we will continue to evaluate our accounting treatment of the Chilean non-profit universities to determine whether we can continue to consolidate them. Our continuing evaluation of the impact of the New Law may result in changes to our expectations due to changes in our interpretations of the law, assumptions used, and additional guidance that may be issued.

Affiliates

When Laureate exercises significant influence over an affiliated entity, but does not control the entity, we account for our investments using the equity method of accounting. Significant influence occurs generally through ownership, directly or indirectly, of at least 20% and up to 50% of the voting interests. Under the equity method of accounting, Laureate records the proportionate share of these investments in Other assets in the Consolidated Balance Sheets. Our proportionate share of income or loss related to these investments is recorded in Equity in net income (loss) of affiliates, net of tax, in the Consolidated Statements of Operations.

Business Combinations

Effective January 1, 2009, Laureate adopted the accounting guidance for business combinations as prescribed by ASC 805, “Business Combinations.” When we complete a business combination, all tangible and identifiable intangible assets acquired and all liabilities assumed are recorded at fair value. Any excess purchase price is recorded as goodwill. Transaction costs associated with business combinations are expensed as incurred. If Laureate acquires less than 100% of an entity (a partial acquisition) and consolidates the entity upon acquisition, all assets and liabilities, including noncontrolling interests, are recorded at their estimated fair value. When a partial acquisition results in Laureate obtaining control of an entity, Laureate remeasures any previously existing investment in the entity at fair value and records a gain or loss. Partial acquisitions in which Laureate’s control does not change are accounted for as equity transactions. Revenues and the results of operations of the acquired business are included in the accompanying Consolidated Financial Statements commencing on the date of acquisition.

Laureate accounts for acquired businesses using the acquisition method of accounting. Certain acquisitions require the payment of contingent amounts of purchase consideration if specified operating results are achieved in periods subsequent to the acquisition date. For acquisitions consummated on or after January 1, 2009, we record such contingent consideration at fair value on the acquisition date, with subsequent adjustments recognized in Direct costs in our Consolidated Statements of Operations. Cash payments of contingent consideration that are made soon after the consummation of a business combination are classified within investing activities. Cash payments of contingent consideration that are made later than that are classified within financing and operating activities. The portion of the cash payment up to the acquisition date fair value of the contingent consideration liability (including any measurement-period adjustments) will be classified as a financing outflow, and amounts paid in excess of the acquisition date fair value of that liability will be classified as an operating outflow.

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

For acquisitions consummated on or after January 1, 2009, we recognize an indemnification asset at the same time and on the same basis as the related indemnified item, subject to any contractual limitations and to the extent that collection is reasonably assured, in accordance with ASC 805. When indemnified, subsequent changes in the indemnified item are offset by changes in the indemnification asset. We assess the realizability of the indemnification assets each reporting period. The Company records changes in uncertain income tax positions as a component of Income tax expense, while related changes to the indemnification asset are included in Operating income in the Consolidated Statements of Operations. Changes in the principal portion of non-income tax contingencies, as well as changes in any related indemnification asset, are included in Operating income.

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

Minority Put Arrangements

Minority Put Arrangements give noncontrolling interest holders the right to require Laureate to purchase their shares (Put option). The Put option price is generally established by multiplying an agreed-upon earnings measurement of the acquired company by a negotiated factor within a specified time frame. The future earnings measurement is based on an agreed-upon set of rules that are not necessarily consistent with GAAP, which we refer to as “non-GAAP earnings.”

Laureate accounts for all of these Minority Put Arrangements as temporary equity in an account presented between liabilities and equity called Redeemable noncontrolling interests and equity on the Consolidated Balance Sheets. This classification is appropriate because the instruments are contingently redeemable based on events outside Laureate’s control. This accounting treatment is in accordance with ASC 480-10-S99, “Distinguishing Liabilities from Equity.”

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

Foreign Currency Translation and Transaction Gains and Losses

The United States Dollar (USD) is the functional currency of Laureate and our subsidiaries operating in the United States. Our subsidiaries’ financial statements are maintained in their functional currencies. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Our foreign subsidiaries’ financial statements are translated into USD using the exchange rates applicable to the dates of the financial statements. Assets and liabilities are translated into USD using the period-end spot foreign exchange rates. Income and expenses are translated at the weighted-average exchange rates in effect during the period. Equity accounts are translated at historical exchange rates. The effects of these translation adjustments are reported as a component of Accumulated other comprehensive income (loss) included in the Consolidated Statements of Stockholders’ Equity.

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

For any transaction that is in a currency different from the entity’s functional currency, Laureate records a gain or loss based on the difference between the exchange rate at the transaction date and the exchange rate at the transaction settlement date (or rate at period end, if unsettled) as Foreign currency exchange gain (loss), net in the Consolidated Statements of Operations.

Cash and Cash Equivalents

Laureate considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Laureate’s United States institutions participate in the United States Department of Education (DOE) Title IV student financing assistance lending programs (Title IV programs). Restricted cash includes cash equivalents held to collateralize standby letters of credit in favor of the DOE. Letters of credit are required by the DOE in order to allow our United States institutions to participate in the Title IV program. In addition, Laureate may at times have restricted cash in escrow pending potential acquisition transactions, hold a United States deposit for a letter of credit in lieu of a surety bond, or otherwise have cash that is not immediately available for use in current operations.

Financial Instruments

Laureate’s financial instruments consist of cash and cash equivalents, restricted cash, accounts and notes receivable, other receivables, accounts payable, amounts due to shareholders of acquired companies, derivative instruments, debt, operating and finance lease obligations, and redeemable noncontrolling interests and equity. The fair value of these financial instruments approximates their carrying amounts reported in the Consolidated Balance Sheets with the exception of debt, as discussed in Note 10, Debt. Additional information about fair value is provided in Note 21, Fair Value Measurement.

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

The reconciliations of the beginning and ending balances of the Allowance for doubtful accounts were as follows:

For the years ended December 31,	2019	2018	2017
Balance at beginning of period	$163,670	$178,392	$165,713
Additions: charges to bad debt expense	94,290	102,877	109,342
Additions: charges to other accounts (a)	9,510	—	—
Deductions (b)	(73,312)	(117,599)	(96,663)
Balance at end of period	$194,158	$163,670	$178,392

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

We conduct a significant portion of our operations at leased facilities. These facilities include our corporate headquarters, other office locations, and many of Laureate’s higher education facilities. Laureate analyzes each lease agreement to determine whether it should be classified as a finance lease or an operating lease. For operating leases, right-of-use (ROU) assets and lease liabilities are recognized at the commencement date of the lease based on the estimated present value of lease payments over the lease term. For finance leases, we initially record the assets and lease liabilities at the present value of the future minimum lease payments. As most of the Company’s leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The significant assumption used in estimating the present value of the lease payments is the incremental borrowing rate.

Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements, including structural improvements, are amortized using the straight-line method over the lesser of the estimated useful life of the asset or the lease term, including reasonably-assured renewals or purchase options that are considered likely to be exercised. Laureate includes the amortization of assets recorded under finance leases within depreciation expense. Assets under finance leases are typically amortized over the related lease term using the straight-line method. We recognize operating lease rent expense on a straight-line basis over the lease term.

Depreciation and amortization periods are as follows:

Buildings	10-50 years
Furniture, equipment and software	2-10 years
Leasehold improvements	2-25 years

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

Deferred costs on the Consolidated Balance Sheets consist primarily of direct costs associated with online course development, accreditation and costs to obtain a contract. Deferred costs associated with the development of online educational programs are capitalized after technological feasibility has been established. Deferred online course development costs are amortized to Direct costs on a straight-line basis over the estimated period that the associated products are expected to generate revenues. Deferred online course development costs are evaluated on a quarterly basis through review of the corresponding course catalog. If a course is no longer listed or offered in the current course catalog, then the costs associated with its development are written off. As of December 31, 2019 and 2018, the unamortized balances of online course development costs were $55,728 and $57,065, respectively. Laureate defers direct and incremental third-party costs incurred for obtaining initial accreditation and for the renewal of accreditations. These accreditation costs are amortized to Direct costs over the life of the accreditation on a straight-line basis. As of December 31, 2019 and 2018, the unamortized balances of accreditation costs were $2,697 and $2,734, respectively. As discussed in Note 3, Revenue, Laureate also defers certain commissions and bonuses earned by third party agents and our employees that are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are amortized over the period of benefit which ranges from two to four years. As of December 31, 2019 and 2018, the unamortized balances of contract costs were $11,573 and $7,036, respectively.

At December 31, 2019 and 2018, Laureate’s total Deferred costs were $209,163 and $184,855, respectively, with accumulated amortization of $(139,165) and $(118,020), respectively.

Debt Issuance Costs

Debt issuance costs were paid as a result of certain debt transactions and are presented as a deduction from debt. These debt issuance costs are amortized over the term of the associated debt instruments. The amortization expense is recognized as a component of Interest expense in the Consolidated Statements of Operations. As of December 31, 2019 and 2018, the unamortized balances of deferred financing costs were $66,069 and $88,241, respectively.

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

Goodwill is evaluated annually as of October 1st each year for impairment at the reporting unit level, in accordance with ASC 350, “Intangibles - Goodwill and Other.” We also evaluate goodwill for impairment on an interim basis if events or changes in circumstances between annual tests indicate that the asset may be impaired. Goodwill is impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. A reporting unit is defined as a component of an operating segment for which discrete financial information is available and regularly reviewed by management of the segment. We have not made material changes to the methodology used to assess impairment loss during the past three fiscal years.

We have the option of first performing a qualitative assessment (i.e., step zero) before calculating the fair value of the reporting unit (i.e., step one of the two-step fair value-based impairment test). If we determine on the basis of qualitative factors that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test is required.

If we do not perform the qualitative assessment for a reporting unit or determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative two-step fair value-based test is performed. In the first step, we estimate the fair value of each reporting unit, utilizing a weighted combination of a discounted cash flow analysis and a market multiples analysis. If the recorded net assets of the reporting unit are less than the reporting unit’s estimated fair value, then there is no goodwill deemed to be impaired. If the recorded net assets of the reporting unit exceed its estimated fair value, then goodwill is potentially impaired and we perform the second step. In the second step, we calculate the implied fair value of goodwill by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded amount of goodwill exceeds this implied fair value, the difference is recognized as a loss on impairment of assets in the consolidated statements of operations.

Our valuation approach utilizes a weighted combination of a discounted cash flow analysis and a market multiples analysis. The discounted cash flow analysis relies on historical data and internal estimates, which are developed as a part of our long-range plan process, and includes an estimate of terminal value based on these expected cash flows using the generally accepted Gordon Dividend Growth formula, which derives a valuation using an assumed perpetual annuity based on the reporting unit’s residual cash flows. The discount rate is based on the generally accepted Weighted Average Cost of Capital methodology, and is derived using a cost of equity based on the generally accepted Capital Asset Pricing Model and a cost of debt based on the typical rate paid by market participants. The market multiples analysis utilizes multiples of business enterprise value to revenues, operating income and earnings before interest, taxes, depreciation and amortization of comparable publicly traded companies and multiples based on fair value transactions where public information is available. Significant assumptions used in estimating the fair value of each reporting unit include: (1) the revenue and profitability growth rates and (2) the discount rate.

Other Intangible Assets

Other intangible assets on the Consolidated Balance Sheets include acquired indefinite-lived tradenames, which are valued using the relief-from-royalty method. This method estimates the amount of royalty expense that we would expect to incur if the assets were licensed from a third party. We use publicly available information in determining certain assumptions to assist us in estimating fair value using market participant assumptions. Any costs incurred to internally develop new tradenames are expensed as incurred. Accreditations are not considered a separate unit of account and their values are embedded in the cash flows generated by the institution, which are used to value its tradename. The Company does not believe accreditations have significant value on their own due to the fact that they are neither exclusive nor scarce, and the direct costs associated with obtaining accreditations are not material.

Indefinite-lived tradenames are evaluated annually as of October 1st each year for impairment as well as on an interim basis if events or changes in circumstances between annual tests indicate that the asset may be impaired. The impairment test for indefinite-lived intangible assets generally requires a new determination of the fair value of the intangible asset using the relief-from-royalty method. If the fair value of the intangible asset is less than its carrying value, the intangible asset is adjusted to its new estimated fair value, and an impairment loss is recognized. Significant assumptions used in estimating the fair value of indefinite-lived tradenames include: (1) the revenue growth rates; (2) the discount rates; and (3) the estimated royalty rates.

Other intangible assets on the Consolidated Balance Sheets also include intangible assets with finite useful lives such as acquired student rosters and non-compete agreements. We use the income approach to establish the asset values of these intangible assets. The cost of finite-lived intangible assets is amortized on a straight-line basis over the intangible assets’ estimated useful lives.

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

Advertising

Laureate expenses advertising costs as incurred. Advertising expenses were $227,399, $232,282 and $222,679 for the years ended December 31, 2019, 2018 and 2017, respectively, and are recorded in Direct costs in our Consolidated Statements of Operations.

Share-based Compensation

Share-based compensation expense is based on the grant-date fair value estimated in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.” Laureate recognizes share-based compensation expense, less estimated forfeitures, on a straight-line basis over the requisite service period for time based awards and graded vesting basis for performance-based awards. Laureate estimates forfeitures based on historical activity, expected employee turnover, and other qualitative factors which are adjusted for changes in estimates and award vesting. All expenses for an award will be recognized by the time it becomes fully vested.

We use the Black-Scholes-Merton option pricing model to calculate the fair value of stock options. This option valuation model requires the use of subjective assumptions, including the estimated fair value of the underlying common stock, the expected stock price volatility, and the expected term of the option. Prior to the IPO, the estimated fair value of the underlying common stock was based on third-party valuations. After our IPO, the estimated fair value of the underlying common stock is based on the closing price of our Class A common stock on the grant date. Because we have only been publicly traded since February 2017, our volatility estimates are based on an average of: (1) a peer group of companies and (2) Laureate's historical volatility. We estimate the expected term of awards to be the weighted average mid-point between the vesting date and the end of the contractual term. We use this method to estimate the expected term because we do not have sufficient historical exercise data.

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
We earn a significant portion of our income from subsidiaries located in countries outside the United States. For all continuing operations except one institution in Peru, deferred tax liabilities have not been recognized for undistributed foreign earnings because management believes that the earnings will be indefinitely reinvested outside the United States under the Company's planned tax neutral methods. Our assertion that earnings from our foreign operations will be indefinitely reinvested is supported by projected working capital and long-term capital plans in each foreign subsidiary location in which the earnings are generated. Additionally, we believe that we have the ability to indefinitely reinvest foreign earnings based on our domestic operation's cash repatriation strategies, projected cash flows, projected working capital and liquidity, and the expected availability of capital within the debt or equity markets. If our expectations change based on future developments, including as a result of the announcement on January 27, 2020 to explore strategic alternatives, such that some or all of the undistributed earnings of our foreign subsidiaries may be remitted to the United States in the foreseeable future, we will be required to recognize deferred tax expense and liabilities on those amounts. For Peru, we have recognized deferred tax liabilities of approximately $2,500 for the portion of the undistributed foreign earnings that are not expected to be indefinitely reinvested outside the United States.

For additional information regarding income taxes and deferred tax assets and liabilities, see Note 16, Income Taxes.

Contingencies

Laureate accrues for contingent obligations when it is probable that a liability has been incurred and the amount or range of amounts is reasonably estimable. As new facts become known to management, the assumptions related to a contingency are reviewed and adjustments are made, as necessary. Any legal costs incurred related to contingencies are expensed as incurred.

Recently Issued Accounting Standards Not Yet Adopted

Accounting Standards Update (ASU) No. 2016-13 (ASU 2016-13), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, which sets forth a “current expected credit loss” (CECL) model and requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. ASU 2016-13 applies to financial instruments that are not measured at fair value, including receivables that result from revenue transactions. This ASU is effective for Laureate beginning on January 1, 2020. We do not expect this guidance to have a material impact on our Consolidated Financial Statements.

ASU No. 2017-04 (ASU 2017-04), Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04 in order to simplify the test for goodwill impairment by eliminating Step 2, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Under the amendments in this ASU, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for Laureate beginning on January 1, 2020 and we do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements. The Company's next annual goodwill impairment test will occur as of October 1, 2020.

Recently Adopted Accounting Standards

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

ASU No. 2016-02 (ASU 2016-02), Leases (Topic 842)

On February 25, 2016, the FASB issued ASU 2016-02, which requires lessees to recognize on their balance sheet a right-of-use (ROU) asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of the lease payments. The asset is based on the liability, subject to adjustment, such as for initial direct costs and uneven rent payments. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases result in straight-line expense (similar to operating leases prior to adoption of ASU 2016-02) while finance leases result in a front-loaded expense pattern (similar to capital leases prior to adoption of ASU 2016-02).

Laureate adopted ASU 2016-02 as of January 1, 2019 under a modified retrospective method. The standard provided companies with an additional, optional transition method that allowed entities to prospectively apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We elected this optional transition method. In accordance with ASC Topic 842 we also elected the package of practical expedients, which permits us to not reassess: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment. We elected the practical expedient to combine our lease and related nonlease components for our building leases.

Adopting ASU 2016-02 had a material impact on our Consolidated Balance Sheet as we recorded significant asset and liability balances in connection with our leased properties. The most significant impacts to our Consolidated Financial Statements of adopting this standard are as follows:

•	The recognition of ROU assets, net, and lease liabilities for operating leases, which totaled $861,878 and $883,916, respectively, as of December 31, 2019;

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

ASU No. 2018-15 (ASU 2018-15), Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40)

In August 2018, the FASB issued ASU 2018-15, which addresses the accounting for implementation costs associated with a hosted service. The standard provides amendments to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). Laureate elected to early adopt ASU 2018-15 on January 1, 2019. The adoption did not have a material effect on our Consolidated Financial Statements.

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

We adopted ASC Topic 606, “Revenue from Contracts with Customers” (Topic 606) as of January 1, 2018 using the modified retrospective transition method and elected to apply the standard only to contracts that were not completed as of that date. We recorded a net increase to opening retained earnings of approximately $1,400 as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the deferral of costs to obtain a contract which were previously expenses as incurred. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC Topic 605.

We determine revenue recognition through the five-step model prescribed by Topic 606, as follows:

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

The following table shows the components of Revenues by reportable segment and as a percentage of total net revenue for the years ended December 31, 2019 and 2018:

	Brazil	Mexico	Andean	Rest of World	Online & Partnerships	Corporate(1)	Total
2019
Tuition and educational services	$997,130	$715,817	$1,242,508	$201,806	$707,963	$—	$3,865,224	119%
Other	9,935	101,224	87,479	7,934	50,157	5,069	261,798	8%
Gross revenue	1,007,065	817,041	1,329,987	209,740	758,120	5,069	4,127,022	127%
Less: Discounts / waivers / scholarships	(428,616)	(164,195)	(140,286)	(19,604)	(123,995)	—	(876,696)	(27)%
Total	$578,449	$652,846	$1,189,701	$190,136	$634,125	$5,069	$3,250,326	100%
2018
Tuition and educational services	$1,024,019	$701,223	$1,202,944	$186,049	$723,648	$—	$3,837,883	117%
Other	11,585	99,015	85,519	8,725	54,499	(8,133)	251,210	7%
Gross revenue	1,035,604	800,238	1,288,463	194,774	778,147	(8,133)	4,089,093	124%
Less: Discounts / waivers / scholarships	(381,304)	(154,104)	(132,772)	(16,779)	(113,921)	—	(798,880)	(24)%
Total	$654,300	$646,134	$1,155,691	$177,995	$664,226	$(8,133)	$3,290,213	100%
(1) Includes the elimination of intersegment revenues.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting in Topic 606. A contract’s transaction price is allocated to each performance obligation identified in the arrangement based on the relative standalone selling price of each distinct good or service in the contract and recognized as revenue when, or as, the performance obligation is satisfied. The primary method used to estimate standalone selling price is the adjusted market assessment approach, under which we evaluate the market and estimate the price that a customer would be willing to pay for the goods and services we provide.

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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $432,910 and $373,855 as of December 31, 2019 and 2018, respectively. All contract asset amounts are classified as current. Contract liabilities in the amount of $216,816 and $193,226 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively. Substantially all of the contract liability balance at the beginning of the year was recognized into revenue during the year ended December 31, 2019.

Costs to Obtain a Contract

Certain commissions and bonuses earned by third party agents and our employees are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over the period of benefit which ranges from two to four years. We determined the expected period of benefit, by university, as the expected student enrollment period. As of December 31, 2019 and 2018, the asset balances were approximately $23,900 and $11,500, respectively, and the accumulated amortization balances were approximately $12,300 and $4,400, respectively, both of which are included in Deferred costs, net, in the accompanying Consolidated Balance Sheets. The associated operating costs of approximately $10,200 and $4,400, respectively, were recorded in Direct costs in the accompanying Consolidated Statement of Operations for the years ended December 31, 2019 and 2018. We also pay certain commissions and bonuses where the period of benefit is one year or less. We have elected the practical expedient available in ASC 340-40 whereby any incremental costs of obtaining a contract are recognized as an expense when incurred if the amortization period of the asset that would have been recognized is one year or less.

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

Note 4. Discontinued Operations and Assets Held for Sale

As discussed in Note 1, Description of Business, on August 9, 2018, the Company announced that it planned to focus on its principal markets and would divest certain of its other markets. The principal markets that would remain (the Continuing Operations) included Brazil, Chile, Mexico and Peru, along with the Online & Partnerships segment and the institutions in Australia and New Zealand. At the time of the announcement on August 9, 2018, the markets being divested by sale (the Discontinued Operations) included the institutions in Portugal and Spain, which were part of the Andean segment, all remaining institutions in the Central America & U.S. Campuses segment, and all remaining institutions in the Rest of World segment, except for Australia, New Zealand and the managed institutions in the Kingdom of Saudi Arabia and China. The institutions in the Kingdom of Saudi Arabia were managed under a contract that expired at the end of August 2019 and was not renewed. Accordingly, these institutions were disposed of other than by sale on August 31, 2019 and, beginning in the third quarter of 2019, have been included in Discontinued Operations for all periods presented. As of December 31, 2019, one VIE institution in Honduras is included in the Discontinued Operations.

The goal of the divestitures was to create a more focused and simplified business model and generate proceeds to be used for further repayment of long-term debt. As described in Note 6, Dispositions and Asset Sales, and Note 25, Subsequent Events, a number of sale transactions closed during 2018, 2019 and 2020. The timing and ability to complete any of the remaining transactions is uncertain and will be subject to market and other conditions, which may include regulatory approvals and consents of third parties.

Summarized operating results of the Discontinued Operations are presented in the following table:

For the year ended December 31,	2019	2018	2017
Revenues	$501,739	$929,681	$1,044,917
Depreciation and amortization	1,185	29,188	63,609
Share-based compensation expense	333	1,053	2,944
Other direct costs	390,778	740,873	823,256
Loss on impairment of assets	43,284	3,080	33,476
Operating income	66,159	155,487	121,632
Other non-operating income (expense)	5,321	(21,832)	(18,066)
Pretax income of discontinued operations	71,480	133,655	103,566
Income tax expense	(17,539)	(48,771)	(26,176)
Income from discontinued operations, net of tax	$53,941	$84,884	$77,390

Operating cash flows of discontinued operations	$40,224	$169,248	$122,907
Investing cash flows of discontinued operations	$(23,646)	$(72,636)	$(75,776)
Financing cash flows of discontinued operations	$(53,952)	$(20,825)	$(81,507)

2019 Loss on Impairment of Assets
Of the total impairment loss of $43,284, approximately $25,000 relates to an impairment of long-lived assets at the Costa Rica institutions that was recorded during the third quarter of 2019, in order to write down the carrying value of those assets to their estimated fair value, per ASC 360-10. As discussed in Note 25, Subsequent Events, the Costa Rica institutions were sold on January 10, 2020. The remaining impairment loss primarily relates to an impairment of long-lived assets at our Honduras institution that was recorded during the fourth quarter of 2019, in order to write down the carrying value of those assets to their estimated fair value.

2018 Loss on Impairment of Assets

In connection with our goodwill impairment testing in the fourth quarter of 2018, we wrote off the remaining goodwill balance of $3,080 associated with our operations in the Kingdom of Saudi Arabia, which are now included in Discontinued Operations.

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

The assets and liabilities of the Discontinued Operations, which are subject to finalization, have been classified as held for sale as of December 31, 2019 and 2018, in accordance with ASC 205. The assets and liabilities are recorded at the lower of their carrying values or their estimated 'fair values less costs to sell.' In addition to the Discontinued Operations, Centro Universitário do Norte (UniNorte), an institution in the Brazil segment, was classified as held for sale as of December 31, 2018, and was then sold on November 1, 2019. UniNorte was included in Continuing Operations as it was not part of the strategic shift described above. The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are presented in the following table:

	December 31, 2019	December 31, 2018
Assets of Discontinued Operations
Cash and cash equivalents	$55,401	$215,644
Receivables, net	14,762	62,576
Property and equipment, net	182,530	671,121
Goodwill	9,753	131,329
Tradenames	6,890	124,932
Operating lease right-of-use assets, net	59,231	—
Other assets	52,730	106,326
Subtotal: assets of Discontinued Operations	$381,297	$1,311,928

Other assets classified as Held for Sale: UniNorte Brazil
Receivables, net	$—	$6,983
Property and equipment, net	—	16,726
Goodwill	—	15,165
Tradenames	—	8,146
Other assets	—	13,935

Other land and buildings classified as held for sale
Property and equipment, net	8,476	—
Subtotal: other assets classified as held for sale	$8,476	$60,955

Total assets held for sale	$389,773	$1,372,883

	December 31, 2019	December 31, 2018
Liabilities of Discontinued Operations
Deferred revenue and student deposits	$14,287	$115,969
Operating leases, including current portion	63,304	—
Long-term debt, including current portion	55,495	279,612
Other liabilities	56,032	269,558
Subtotal: liabilities of Discontinued Operations	$189,118	$665,139

Other liabilities classified as held for sale: UniNorte Brazil
Deferred revenue and student deposits	$—	$469
Long-term debt, including current portion	—	5,370
Other liabilities	—	9,405
Subtotal: other liabilities classified as held for sale	$—	$15,244

Total liabilities held for sale	$189,118	$680,383

Discontinued Operations with Signed Sale Agreements Pending Closure at December 31, 2019

Agreement to Sell NewSchool of Architecture and Design, LLC (NSAD)

On June 14, 2019, the Company and Exeter Street Holdings, LLC, an indirect wholly owned subsidiary of the Company, entered into a membership interests purchase agreement with Ambow NSAD, Inc. and Ambow Education Holding, Ltd. (the NSAD Buyers) to sell 100% of the outstanding membership interests of NSAD to the NSAD Buyers for a purchase price of one dollar, subject to certain adjustments. In addition, the Company estimates that it will pay subsidies to the NSAD Buyers for continued operations and campus facilities of up to approximately $7,300. The closing of the sale is subject to regulatory approvals and other conditions precedent and is expected to close during the first half of 2020. NSAD is a higher education institution located in California that offers undergraduate and graduate degrees and non-degree certificates in design and construction management.

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

Note 5. Acquisitions

We had no material acquisitions in 2019.

2018 Acquisition in Peru

On November 5, 2018, Laureate Education Peru, SRL, an indirect wholly owned subsidiary of the Company, acquired all of the capital stock of Instituto de Educación Superior Tecnológico Privado Red Avansys SAC (Avansys), an institution in Peru, for a total purchase price of approximately 63,000 Peruvian Nuevo Sols (approximately $18,900 at the acquisition date), plus debt assumed. The cash paid at acquisition, net of cash acquired, was $17,019. We accounted for this acquisition as a business combination. For this acquisition, Revenues, Operating income and Net income attributable to Laureate Education, Inc. were immaterial for the year ended December 31, 2018.

The following table summarizes the estimated fair value of all assets acquired and the liabilities assumed at the date of acquisition:

Avansys Peru
Current assets	$3,921
Property and equipment	13,673
Goodwill	4,658
Other long-term assets	815
Total assets acquired	23,067
Current portion of long-term debt	874
Other current liabilities	3,332
Total liabilities assumed	4,206
Net assets acquired attributable to Laureate Education, Inc.	18,861
Debt assumed	874
Net assets acquired attributable to Laureate Education, Inc. plus debt assumed	$19,735

Net assets acquired	$18,861
Cash acquired	(1,842)
Net cash paid at acquisition	$17,019

2018 Summary

The amounts recorded for the 2018 acquisition are considered final. None of the goodwill related to the 2018 acquisition is expected to be deductible for income tax purposes. Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company’s financial results.

2017 Acquisition in Australia

In June 2017, our Rest of World segment acquired the assets and business of the nursing division of Careers Australia (CA Nursing), a vocational institution in Australia, for a cash purchase price of Australian Dollar (AUD) 1,107 ($835 at the date of acquisition) plus debt assumed of AUD 9,850 ($7,433 at the acquisition date). We accounted for this acquisition as a business combination. For this acquisition, Revenues, Operating income and Net income attributable to Laureate Education, Inc. were immaterial for the year ended December 31, 2017.

The following table summarizes the estimated fair value of all assets acquired and the liabilities assumed at the date of acquisition:

CA Nursing Australia
Current assets	$2,552
Property and equipment	9,581
Goodwill	3,584
Other intangible assets	3,293
Total assets acquired	19,010
Current portion of long-term debt	166
Other current liabilities	8,997
Long-term debt, less current portion	7,267
Other long-term liabilities	1,745
Total liabilities assumed	18,175
Net assets acquired attributable to Laureate Education, Inc.	835
Debt assumed	7,433
Net assets acquired attributable to Laureate Education, Inc. plus debt assumed	$8,268

Net assets acquired	$835
Net cash paid at acquisition	$835

2017 Summary

The amounts recorded for the 2017 acquisition are considered final. None of the goodwill related to the 2017 acquisition is expected to be deductible for income tax purposes. Pro forma results of operations for the acquisition completed during 2017 have not been presented because the effects of that acquisition were not material to the Company’s financial results.

Note 6. Dispositions and Asset Sales

2019 Dispositions

Sale of the University of St. Augustine for Health Sciences, LLC

On February 1, 2019, the Company completed the sale of the University of St. Augustine for Health Sciences, LLC (St. Augustine), in the United States. The total transaction value under the sale agreement was $400,000. Upon completion of the sale, the Company received net proceeds of approximately $346,400, which included $11,700 of customary closing adjustments, and was net of $58,100 of debt assumed by the purchaser and $7,200 of fees. The proceeds net of cash sold were approximately $301,800, which the Company used to repay outstanding indebtedness under its U.S. term loan and revolving credit facility. The Company recognized a gain on the sale of approximately $223,000, which is included in Gain on sales of discontinued operations, net, on the Consolidated Statement of Operations for the year ended December 31, 2019.

Sale of Thailand Operations

On February 12, 2019, the Company completed the sale of its interests in Thai Education Holdings Company Limited, a Thailand corporation (TEDCO), and Far East Stamford International Co. Ltd. (FES), a Thailand corporation. TEDCO was the owner of a controlling interest in FES, which was the license holder for Stamford International University, which had three campuses in Thailand. The total purchase price was approximately $35,300, and net proceeds were approximately $26,400, net of debt assumed by the buyer and other customary closing adjustments and fees. Of the $26,400 in net proceeds, $22,200, or $18,800 net of cash sold, was received at closing. The balance of $4,200 was payable upon satisfaction of certain post-closing requirements; the first post-closing requirement was satisfied in May 2019 and the Company received $2,800. The second post-closing requirement was satisfied in February 2020 and the Company received approximately $1,400. For the year ended December 31, 2019, the Company recognized a gain on the sale of approximately $10,800, which is included in Gain on sales of discontinued operations, net, on the Consolidated Statement of Operations.

Additional Gain on Sale of China Operations

On January 25, 2018, the Company completed the sale of LEI Lie Ying Limited (LEILY). A portion of the purchase price was held back and subject to deduction of any indemnifiable losses payable to the buyer pursuant to the sale purchase agreement. On January 25, 2019, Laureate received HKD 71,463 (approximately $9,100 at date of receipt) for the second and final holdback payment, net of legal fees. Also, as of December 31, 2018, the Company had recorded a liability of approximately $14,300 related to loss contingencies for which the Company had indemnified the buyer. During the first quarter of 2019, the legal matter that this loss contingency related to was settled, with no cost to the Company. Accordingly, during the first quarter of 2019, the Company reversed the loss contingency and recognized additional gain on the sale of LEILY of approximately $13,700, which is included in Gain on sales of discontinued operations, net, on the Consolidated Statement of Operations for the year ended December 31, 2019. The remaining liability recorded relates to certain legal fees. Additionally, at the closing of the sale on January 25, 2018, a portion of the total transaction value was paid into an escrow account and will be distributed to the Company pursuant to the terms and conditions of the escrow agreement. As of December 31, 2019, the Company has recorded a receivable of approximately $25,900 for the portion of the escrowed amount that the Company expects to receive.

Sale of Monash South Africa

On April 8, 2019, the Company completed the sale of its institution in South Africa, Monash South Africa, as well as the sale of the real estate associated with that institution. The transactions consisted of: (i) the transfer by Monash South Africa Limited (MSA), an Australia limited company that is an indirect 75%-owned subsidiary of the Company, to The Independent Institute of Education Limited (IIE), a South Africa limited company that is a subsidiary of ADvTECH Limited, of all of MSA’s assets and certain of its operational liabilities for a sale price of 15,000 South African Rand (ZAR) (subject to customary adjustments) (or approximately $1,100 at the closing date) and (ii) the sale by LEI AMEA Investments B.V., a Netherlands limited company that is an indirect wholly owned subsidiary of the Company, of all of the shares of Laureate South Africa Pty. Ltd. (LSA), a South Africa limited company, to IIE for a net sale price of approximately ZAR 99,000 (subject to customary adjustments) (or approximately $7,000 at the closing date). In addition, IIE assumed debt of approximately $20,200. In the aggregate, including working capital adjustments, the Company received approximately $9,000 from the buyer, which approximated the amount of cash sold with the business. The Company recognized a gain for these transactions of approximately $2,300, which is included in Gain on sales of discontinued operations, net, on the Consolidated Statement of Operations for the year ended December 31, 2019.

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

The total purchase price under the India Agreement was $145,600. The net proceeds received by the India Sellers, before the payment to the 10% minority owners and after transaction fees and taxes, including receipt in July 2019 of certain taxes withheld at closing, were approximately $145,800, or approximately $77,300 net of cash sold, which the Company used to repay indebtedness under its term loan that had a maturity date of April 2024 (the 2024 Term Loan). The Company recognized a gain for these transactions of approximately $19,500, which is included in Gain on sales of discontinued operations, net, on the Consolidated Statement of Operations for the year ended December 31, 2019.

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

The total purchase price under the Spain and Portugal Sale Agreement was EUR 770,000 (or approximately $857,000 at the date of closing), subject to customary closing adjustments. After payment of transaction fees, receipt of working capital and other adjustments, as well as settlement of foreign currency swaps, the total net proceeds received by ICE and Laureate I were approximately $906,000, or approximately $760,000 net of cash sold, which the Company used to repay indebtedness, including full repayment of the remaining balance outstanding under the 2024 Term Loan. Additionally, the buyer assumed debt of approximately $109,000. The Company recognized a gain for these transactions of approximately $615,000, including a tax benefit of approximately $30,000 that relates to the reversal of net deferred tax liabilities, which is included in Gain on sales of discontinued operations, net, on the Consolidated Statement of Operations for the year ended December 31, 2019.

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

The total purchase price was $90,000, which consisted of cash proceeds of $75,000 and deferred purchase price of $15,000 in the form of an instrument payable one year after closing. The deferred purchase price carries no stated interest rate. At the date of sale, Bilgi had approximately $89,000 of cash and restricted cash on its balance sheet. The Company recognized a loss for this transaction of approximately $37,700, which is included in Gain on sales of discontinued operations, net, on the Consolidated Statement of Operations for the year ended December 31, 2019.

Sale of Universidad Interamericana de Panamá (UIP)

In early October 2019, the Company closed on the previously announced sale of UIP, in addition to real estate which serves as the campus of UIP, to Universal Knowledge Systems, Inc. and Global Education Services, Inc. (the UIP Buyers). Pursuant to the sale and purchase agreement (the UIP Agreement), the UIP Buyers purchased from the Universidad U Latina, SRL and Education Holding Costa Rica EHCR, SRL (the UIP Sellers) 100% of the ownership interests of UIP, a higher education institution in Panama. Excelencia y Superacion S.A. (EXSUSA), an affiliate of the UIP Buyers, was also party to the UIP Agreement as a guarantor of the UIP Sellers’ obligations under the UIP Agreement. In addition, Desarrollos Urbanos Educativos S. de R.L. (DUE), an indirect wholly owned subsidiary of the Company, entered into and closed a real estate purchase agreement (the DUE Real Estate Purchase Agreement) with EXSUSA, pursuant to which EXSUSA or its designees purchased the campus real estate. The total enterprise value under the UIP Agreement and the DUE Real Estate Purchase Agreement was approximately $86,750, and the net proceeds received were approximately $82,000. The Company recognized a net gain for this transaction of approximately $21,000, including a tax benefit of approximately $1,500, which is included in Gain on sales of discontinued operations, net, on the Consolidated Statement of Operations for the year ended December 31, 2019.

Sale of UniNorte

On November 1, 2019, the Company closed on the previously announced sale of its institution UniNorte, a traditional higher education institution in Manaus, Brazil. Under the sale agreement, Cenesup - Centro Nacional de Ensino Superior Ltda., a limited liability company organized under the laws of Brazil (the UniNorte Purchaser) purchased 100% of the quota capital of Sodecam - Sociedade de Desenvolvimento Cultural do Amazonas Ltda., a limited liability company organized under the laws of Brazil, which is the maintaining entity of UniNorte. The Company and Ser Educacional S.A., the parent of the UniNorte Purchaser, are also parties to the Agreement as guarantors of certain obligations of their respective subsidiaries. The Company received cash proceeds of approximately $43,000, net of transaction costs, and recognized a loss on the transaction of approximately $300, which is included in (Loss) gain on sales and disposals of subsidiaries, net in Continuing Operations as UniNorte was not part of the strategic shift described in Note 1, Description of Business, and Note 4, Discontinued Operations and Assets Held for Sale.

Dissolution of Dormant Subsidiaries

During the third and fourth quarters of 2019, the Company dissolved several dormant subsidiaries, resulting in the release of accumulated foreign currency translation loss of approximately $37,500. This loss is included in (Loss) gain on sales and disposals of subsidiaries, net in Continuing Operations, as these entities were not part of the strategic shift described in Note 1, Description of Business, and Note 4, Discontinued Operations and Assets Held for Sale.

2018 Dispositions

Sale of Cyprus and Italy Operations

On January 11, 2018, we completed the sale of European University-Cyprus Ltd (EUC) and Laureate Italy S.r.L. (Laureate Italy). Upon closing, we received gross proceeds of approximately EUR 232,000 (approximately $275,500, or approximately $244,300 net of cash sold and net of the approximately $4,100 working capital settlement between the Company and the buyer that was completed during the second quarter of 2018), and recognized a total gain on sale for the year ended December 31, 2018 of approximately $218,000, which is included in Gain on sales of discontinued operations, net, on the Consolidated Statement of Operations. The Company used the proceeds from this transaction, along with borrowings on our revolving credit facility that were subsequently repaid with the China sale proceeds discussed below, to repay $350,000 of the principal balance on our syndicated term loan that had a maturity date of April 2024 (the 2024 Term Loan), as discussed in Note 10, Debt.

Sale of China Operations

On January 25, 2018, we completed the sale of LEI Lie Ying Limited (LEILY) for a total transaction value of Chinese Renminbi (RMB) 1,430,000 (approximately $225,500 at the time of sale), of which RMB 50,000 (approximately $7,900 at the time of sale) will not be paid because certain conditions were not satisfied by the closing date. At closing, the Company received initial gross proceeds totaling approximately $128,800 (approximately $110,800 net of cash sold), net of banker transaction fees and certain taxes and duties totaling approximately $16,000. Six months after the closing date, the buyer was required to pay to the Company the Hong Kong Dollar (HKD) equivalent of RMB 120,000 (the First Holdback Payment). On July 27, 2018, the Company received the First Holdback Payment from the buyer, net of withholding taxes and agreed-upon legal fees, for a net payment of HKD 142,221 or $18,117 at the date of receipt, prior to banker transaction fees. Twelve months after the closing date, the buyer was required to pay to the Company the HKD equivalent of RMB 60,000 (the Second Holdback Payment). On January 25, 2019, Laureate received HKD 71,463 (approximately $9,100) for the Second Holdback Payment, net of legal fees. Both the First Holdback Payment and the Second Holdback Payment were subject to deduction of any indemnifiable losses payable by the Company to the buyer pursuant to the sale purchase agreement. The remainder of the transaction value was paid into an escrow account and will be distributed to the Company pursuant to the terms and conditions of the escrow agreement.

As of December 31, 2018, the Company had recorded a receivable for the Second Holdback Payment that was collected in January 2019, as well as a receivable of approximately $25,900 for the portion of the escrowed amount that the Company expects to receive. In addition, the Company had recorded a liability of approximately $14,300 related to loss contingencies for which we have indemnified the buyer. The Company recognized a gain on the sale of LEILY for the year ended December 31, 2018 of approximately $84,000, including tax effect, which is included in Gain on sales of discontinued operations, net, on the Consolidated Statement of Operations.

Sale of German Operations

On April 12, 2018, LEI European Investments B.V., a Netherlands private limited liability company (LEI BV), and Laureate International B.V., a Netherlands private limited liability company (Laureate International), both of which are indirect, wholly owned subsidiaries of Laureate Education, Inc., executed and closed a Sale and Purchase Agreement (the Laureate Germany SPA) with Global University Systems Germany B.V., a Netherlands private limited liability company (Global University Systems). Pursuant to the Laureate Germany SPA, Global University Systems purchased from LEI BV all of the issued and outstanding shares of capital stock of Laureate Germany Holding GmbH and its consolidated institutions, including the University of Applied Sciences Europe and Laureate Academies GmbH (collectively, Laureate Germany), and Laureate International guaranteed the obligations of LEI BV under the Laureate Germany SPA. Upon completion of the sale, LEI BV received gross proceeds of EUR 1,000 (approximately $1,200 at the date of receipt). At the date of sale, Laureate Germany had approximately $12,900 of cash and restricted cash on its balance sheet. In connection with this transaction, the Company contributed capital to Laureate Germany of approximately $3,600. The Company recognized a loss on the sale of Laureate Germany for the year ended December 31, 2018 of approximately $5,500, which is included in Gain on sales of discontinued operations, net, on the Consolidated Statement of Operations.

Sale of Moroccan Operations

On November 29, 2017, Laureate Middle East Holdings B.V., a Netherlands private limited liability company and an indirect, wholly owned subsidiary of the Company (LMEH), and La Société Maroc Emirats Arabes Unis de Développement, a Morocco company (SOMED and, together with LMEH, the Morocco Sellers), Laureate I B.V., a Netherlands private limited liability company and an indirect, wholly owned subsidiary of the Company (the Morocco Guarantor), and UPM Pédagogique, a Morocco company (the Morocco Purchaser), entered into a Share Purchase Agreement (the Laureate Somed SPA), pursuant to which the Morocco Purchaser agreed to purchase from the Morocco Sellers all of the issued and outstanding capital shares of Laureate Somed Holding, a Morocco company (Laureate Somed), for a total transaction value of 500,000 Moroccan Dirhams, and the Morocco Guarantor agreed to guarantee certain obligations of LMEH under the Laureate Somed SPA. The transaction closed on April 13, 2018, and LMEH received net proceeds of 300,000 Moroccan Dirhams (approximately $32,500 at the date of sale, or approximately $31,100 net of cash sold). The proceeds were used for general debt repayment across the Company rather than repayment of a specific tranche. Prior to the consummation of the sale, LMEH owned approximately 60% of the capital shares of Laureate Somed, while SOMED owned the remaining approximately 40% of the capital shares of Laureate Somed. Laureate Somed is the operator of Université Internationale de Casablanca, a comprehensive campus-based university in Casablanca, Morocco. The Company recognized a gain on the sale of Laureate Somed of approximately $17,400 for the year ended December 31, 2018, which is included in Gain on sales of discontinued operations, net, on the Consolidated Statement of Operations.

Sale of Kendall College, LLC

On January 15, 2018, Kendall College, LLC (Kendall), an Illinois limited liability company and indirect wholly owned subsidiary of Laureate, The Dining Room at Kendall NFP, an Illinois not-for-profit corporation, National Louis University, an Illinois not for profit corporation (NLU), and Laureate, solely as guarantor of certain of Kendall’s obligations thereunder, entered into an asset purchase agreement. On August 6, 2018, we closed the transaction and Kendall transferred to NLU certain assets, including all of Kendall's education programs, subject to certain conditions, in exchange for consideration of one dollar. Closing of the transaction was subject to prior receipt of regulatory consents, including those of the U.S. Department of Education and the Higher Learning Commission.

As part of the agreement, at closing Laureate paid to NLU $14,000 to support NLU’s construction of facilities for the acquired culinary program on NLU’s campus, subject to possible partial recoupment under specified conditions during the 10-year post-closing period. In addition, at closing Laureate paid approximately $2,100 to NLU for a working capital adjustment and other items provided for under the agreement. This payment was included in the loss on sale, which totaled approximately $17,200, including tax effect, and is included in Gain on sales of discontinued operations, net, on the Consolidated Statement of Operations for the year ended December 31, 2018.

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

The transactions described below are included in Continuing Operations, since these 2017 transactions were not part of the strategic shift described in Note 1, Description of Business, and Note 4, Discontinued Operations and Assets Held for Sale.

2017 Asset Sale and Purchase Price Settlement Agreement

Ad Portas Asset Sale
In November 2017, we completed the sale of an asset group at Ad Portas, a for-profit real estate subsidiary in our Andean segment, to UDLA Ecuador, a licensed institution in Ecuador that was formerly consolidated into Laureate. This asset group included property and equipment and was previously classified as assets held for sale in our Quarterly Report on Form 10-Q for the period ended September 30, 2017. We received total consideration of approximately $55,000, which included cash proceeds of $17,784, and recognized an operating gain on the sale of this property and equipment of approximately $20,300. Contemporaneous with this transaction, we also repurchased UDLA Ecuador's noncontrolling interest in a Chilean real estate subsidiary of Laureate for a purchase price of $36,247, which included a cash payment of $6,085. The payment is included in Payments to purchase noncontrolling interests in the 2017 Consolidated Statement of Cash Flows. During the year ended December 31, 2017, the Chilean real estate subsidiary made dividend payments to UDLA Ecuador of $1,242 related to this investment.
Certain for-profit entities of Laureate provided services and/or intellectual property to UDLA Ecuador through contractual arrangements at market rates. During the years ended December 31, 2018 and 2017, the total amounts recognized through these contractual arrangements, primarily as other revenues, were $864 and $13,927, respectively.

Purchase Price Settlement Agreement for Swiss Hospitality Management Schools

In December 2017, we reached a final purchase price settlement agreement with Eurazeo, the buyer of our Swiss hospitality management schools in 2016, and made a payment to Eurazeo of approximately $9,300. This payment is included in Receipts from sales of discontinued operations, net of cash sold, property and equipment and other on the 2017 Consolidated Statements of Cash Flows. The total settlement amount was approximately $10,300, which is included in (Loss) gain on sales and disposals of subsidiaries, net, in the Consolidated Statement of Operations for the year ended December 31, 2017, as it represented an adjustment of the sale purchase price.

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

	December 31, 2019	December 31, 2018	Nominal Currency	Interest Rate %
Universidade Anhembi Morumbi (UAM Brazil)	$20,179	$30,912	BRL	CDI + 2%
IADE Group	1,109	1,141	EUR	3%
Faculdade Porto-Alegrense (FAPA)	230	1,943	BRL	IGP-M
University of St. Augustine for Health Sciences, LLC (St. Augustine)	—	11,395	USD	7%
Total due to shareholders of acquired companies	21,518	45,391
Less: Current portion of due to shareholders of acquired companies	11,523	23,820
Due to shareholders of acquired companies, less current portion	$9,995	$21,571

BRL: Brazilian Real	CDI: Certificados de Depósitos Interbancários (Brazil)
EUR: European Euro	IGP-M: General Index of Market Prices (Brazil)
USD: United States Dollar

The aggregate maturities of Due to shareholders of acquired companies as of December 31, 2019, were as follows:

2020	$13,018
2021	11,808
2022	—
2023	—
2024	—
Aggregate maturities	24,826
Less: imputed interest discount	(3,308)
Total	$21,518

UAM Brazil

A portion of the UAM Brazil acquisition was financed with a seller note in the amount of BRL 200,808 ($49,226 at December 31, 2019), which was scheduled to be paid in nine equal installments of BRL 22,312 ($5,470 at December 31, 2019), adjusted for inflation based on CDI plus 200 basis points. The initial seven installments were paid during the years ended December 31, 2013 through 2019. The remaining two installments are due annually on August 31st of each year. On the acquisition date we recorded the note payable at its discounted present value, which is being accreted over the term of the note. As of December 31, 2019, the carrying value of the note was $20,179.

FAPA

In August 2019, the FAPA seller note matured and was settled, with an amount of $230 withheld from the payment. This amount relates to certain contingencies for which we are indemnified by the seller. This amount will remain until the contingencies have been resolved.

St. Augustine

During the second quarter of 2019, the Company fully repaid the St. Augustine seller note, following the resolution of certain legal matters for which the Company was indemnified by the former owner.

Note 8. Business and Geographic Segment Information

Laureate’s educational services are offered through six operating segments: Brazil, Mexico, Andean, Central America & U.S. Campuses, Rest of World and Online & Partnerships. Laureate determines its operating segments based on information utilized by the chief operating decision maker to allocate resources and assess performance.

Our campus-based segments generate revenues by providing an education that emphasizes professional-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings are increasingly utilizing online and hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. Many of our largest campus-based operations are in developing markets which are experiencing a growing demand for higher education based on favorable demographics and increasing secondary completion rates, driving increases in participation rates and resulting in continued growth in the number of higher education students. Traditional higher education students (defined as 18-24 year olds) have historically been served by public universities, which have limited capacity and are often underfunded, resulting in an inability to meet the growing student demand and employer requirements. This supply and demand imbalance has created a market opportunity for private sector participants. Most students finance their own education. However, there are some government-sponsored student financing programs which are discussed below. These campus-based segments include Brazil, Mexico, Andean, Central America & U.S. Campuses, and Rest of World. Specifics related to each of these campus-based segments and our Online & Partnerships segment are discussed below.

In Brazil, approximately 73% of post-secondary students are enrolled in private higher education institutions. While the federal government defines the national curricular guidelines, institutions are licensed to operate by city. Laureate owns 12 institutions in seven states throughout Brazil, with a particularly strong presence in the competitive São Paulo market. Many students finance their own education while others rely on the government-sponsored programs such as Prouni and FIES.

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

The Andean segment includes institutions in Chile and Peru. In Chile, private universities enroll approximately 72% of post-secondary students and there are government-sponsored student financing programs. In Peru, the public sector plays a significant role, but private universities are increasingly providing the capacity to meet growing demand.

As of December 31, 2019, the Central America & U.S. Campuses segment includes institutions in Costa Rica, Honduras and the United States. Students in Central America typically finance their own education while students in the United States finance their education in a variety of ways, including U.S. Department of Education (DOE) Title IV programs. The entire Central America & U.S. Campuses segment is included in Discontinued Operations. As discussed in Note 25, Subsequent Events, we completed the sale of our operations in Costa Rica on January 10, 2020.

The Rest of World segment includes campus-based institutions in Asia Pacific with operations in Australia, Malaysia, and New Zealand. Additionally, the Rest of World segment manages one institution in China through a joint venture arrangement and, until August 31, 2019 when the contract expired, the Rest of World segment also managed eight licensed institutions in the Kingdom of Saudi Arabia. The institutions in Malaysia and the Kingdom of Saudi Arabia are included in Discontinued Operations.

The Online & Partnerships segment includes fully online institutions that offer profession-oriented degree programs in the United States through Walden University (Walden), a U.S.-based accredited institution, and through the University of Liverpool and the University of Roehampton in the United Kingdom. These online institutions primarily serve working adults with undergraduate and graduate degree program offerings. Students in the United States finance their education in a variety of ways, including Title IV programs. We no longer accept new enrollments at the University of Liverpool and the University of Roehampton, which are in a teach-out process.

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

Intersegment transactions are accounted for in a similar manner as third-party transactions and are eliminated in consolidation. The “Corporate” amounts presented in the following tables include corporate charges that were not allocated to our reportable segments and adjustments to eliminate intersegment items.

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: (Loss) gain on sales and disposals of subsidiaries, net, Foreign currency exchange (loss) gain, net, Other income (expense), net, Gain on derivatives, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. EiP is an enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs) around the world, as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also includes other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure and certain non-recurring costs incurred in connection with the planned dispositions described in Note 4, Discontinued Operations and Assets Held for Sale, and the completed dispositions described in Note 6, Dispositions and Asset Sales. Beginning in 2019, EiP also includes expenses associated with an enterprise-wide program aimed at revenue growth.

When we review Adjusted EBITDA on a segment basis, we exclude intercompany revenues and expenses related to network fees and royalties between our segments, which eliminate in consolidation. We use total assets as the measure of assets for reportable segments.

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Income (loss) from continuing operations before income taxes and equity in net income (loss) of affiliates, as reported in the Consolidated Statements of Operations, for the years ended December 31, 2019, 2018 and 2017:

	Brazil	Mexico	Andean	Rest of World	Online & Partnerships	Corporate	Total
2019
Revenues	$578,449	$652,846	$1,189,701	$190,136	$634,125	$5,069	$3,250,326
Adjusted EBITDA	82,256	147,807	343,264	32,046	190,920	(149,739)	646,554
Depreciation and amortization expense	31,194	31,132	65,142	12,354	29,203	23,146	192,171
Loss on impairment of assets	222	—	—	—	—	248	470
Total assets	1,068,362	1,315,377	1,715,145	194,409	1,303,811	918,524	6,515,628
Expenditures for long-lived assets	23,654	30,239	51,546	10,591	14,825	18,840	149,695
2018
Revenues	$654,300	$646,134	$1,155,691	$177,995	$664,226	$(8,133)	$3,290,213
Adjusted EBITDA	103,969	143,221	317,126	28,405	194,742	(177,256)	610,207
Depreciation and amortization expense	35,532	31,007	70,905	13,915	33,506	25,945	210,810
Loss on impairment of assets	—	—	—	—	10,030	—	10,030
Total assets	1,011,391	971,309	1,608,406	196,370	1,308,854	1,673,306	6,769,636
Expenditures for long-lived assets	32,423	31,376	59,493	13,507	21,079	27,280	185,158
2017
Revenues	$765,746	$646,154	$1,085,640	$161,917	$690,374	$(16,758)	$3,333,073
Adjusted EBITDA	134,205	147,171	301,249	24,182	204,543	(205,934)	605,416
Depreciation and amortization expense	35,715	27,990	67,764	17,459	35,440	16,765	201,133
Loss on impairment of assets	3,320	—	2,530	—	255	1,016	7,121
Expenditures for long-lived assets	50,244	38,615	72,098	8,356	23,730	24,001	217,044

As discussed in Note 4, Discontinued Operations and Assets Held for Sale, a number of our entities have been classified as Discontinued Operations and their assets have been classified as assets held for sale and excluded from the segment information for all periods presented. Accordingly, in order to reconcile to total consolidated assets as of December 31, 2019 and 2018 in the table above, assets held for sale related to Discontinued Operations of $381,297 and $1,311,928, respectively, are included in the Corporate amounts.

For the years ended December 31,	2019	2018	2017
Adjusted EBITDA of reportable segments:
Brazil	$82,256	$103,969	$134,205
Mexico	147,807	143,221	147,171
Andean	343,264	317,126	301,249
Rest of World	32,046	28,405	24,182
Online & Partnerships	190,920	194,742	204,543
Total Adjusted EBITDA of reportable segments	796,293	787,463	811,350
Reconciling items:
Corporate	(149,739)	(177,256)	(205,934)
Depreciation and amortization expense	(192,171)	(210,810)	(201,133)
Loss on impairment of assets	(470)	(10,030)	(7,121)
Share-based compensation expense	(12,661)	(9,738)	(61,844)
EiP expenses	(115,132)	(95,759)	(100,163)
Operating income	326,120	283,870	235,155
Interest income	12,209	11,856	11,865
Interest expense	(167,331)	(235,214)	(334,900)
Loss on debt extinguishment	(28,267)	(7,481)	(8,392)
Gain on derivatives	7,277	88,292	28,656
Other income (expense), net	9,222	12,226	(1,892)
Foreign currency exchange (loss) gain, net	(27,081)	(32,564)	3,231
(Loss) gain on sales and disposals of subsidiaries, net	(37,751)	254	(10,490)
Income (loss) from continuing operations before income taxes and equity in net income (loss) of affiliates	$94,398	$121,239	$(76,767)

Geographic Information

No individual customer accounted for more than 10% of Laureate’s consolidated revenues. Revenues from customers by geographic area, primarily generated by students enrolled at institutions in those areas, were as follows:

For the years ended December 31,	2019	2018	2017
External Revenues
Mexico (1)	$650,593	$643,348	$644,015
Chile	638,516	654,002	617,213
United States	619,185	627,127	635,637
Brazil (1)	578,433	654,070	765,358
Peru	545,291	493,008	450,719
Other foreign countries	218,308	218,658	220,131
Consolidated total	$3,250,326	$3,290,213	$3,333,073
(1) Excludes intercompany revenues and therefore does not agree to the table above

Long-lived assets are composed of Property and equipment, net. Laureate’s long-lived assets of continuing operations by geographic area were as follows:

December 31,	2019	2018
Long-lived assets
Peru	$354,100	$336,898
Chile	287,919	338,187
Mexico	232,380	233,048
Brazil	197,235	198,071
United States	88,108	100,438
Other foreign countries	39,477	68,699
Consolidated total	$1,199,219	$1,275,341

Note 9. Goodwill and Other Intangible Assets

The change in the net carrying amount of Goodwill from December 31, 2017 through December 31, 2019 was composed of the following items:

	Brazil	Mexico	Andean	Rest of World	Online & Partnerships	Total
Balance at December 31, 2017	$493,373	$503,373	$272,181	$95,617	$460,740	$1,825,284
Acquisitions	—	—	4,658	—	—	4,658
Reclassification to Long-term assets held for sale	(15,165)	—	—	—	—	(15,165)
Impairments	—	—	—	—	—	—
Currency translation adjustments	(71,756)	(5,154)	(22,580)	(8,198)	—	(107,688)
Adjustments to prior acquisitions	—	—	—	—	—	—
Balance at December 31, 2018	$406,452	$498,219	$254,259	$87,419	$460,740	$1,707,089
Acquisitions	1,333	—	—	—	—	1,333
Reclassification to Long-term assets held for sale	—	—	—	—	—	—
Impairments	—	—	—	—	—	—
Currency translation adjustments	(19,625)	27,037	(12,932)	(1,407)	—	(6,927)
Adjustments to prior acquisitions	—	—	—	—	—	—
Balance at December 31, 2019	$388,160	$525,256	$241,327	$86,012	$460,740	$1,701,495

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

Other Intangible Assets

Amortization expense for intangible assets subject to amortization was $1,352, $5,780 and $11,514 for the years ended December 31, 2019, 2018 and 2017, respectively. The estimated future amortization expense for intangible assets for the years ending December 31, 2020, 2021, 2022, 2023, 2024 and beyond is $787, $450, $194, $0, $0 and $0, respectively.

The following table summarizes our identifiable intangible assets as of December 31, 2019:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Yrs)
Subject to amortization:
Student rosters	$67,579	$(67,579)	$—	0.0
Other	24,975	(23,544)	1,431	2.1
Not subject to amortization:
Tradenames	1,119,454	—	1,119,454	—
Total	$1,212,008	$(91,123)	$1,120,885

The following table summarizes our identifiable intangible assets as of December 31, 2018:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Yrs)
Subject to amortization:
Student rosters	$69,540	$(69,253)	$287	0.9
Other	57,933	(32,791)	25,142	11.2
Not subject to amortization:
Tradenames	1,126,244	—	1,126,244	—
Total	$1,253,717	$(102,044)	$1,151,673

The decrease in Other intangible assets in 2019 related primarily to our adoption of ASC Topic 842, which resulted in the reclassification of certain lease intangibles to operating lease ROU assets.

Impairment Tests

The following table summarizes the Loss on impairment of assets:

For the years ended December 31,	2019	2018	2017
Impairments of Goodwill	$—	$—	$—
Impairments of Deferred costs and Other intangible assets, net	—	—	2,696
Impairments of long-lived assets	470	10,030	4,425
Total	$470	$10,030	$7,121

We perform annual impairment tests of our non-amortizable intangible assets, which consist of goodwill and tradenames, in the fourth quarter of each year. The impairment charges discussed below were recorded to reduce the assets' carrying values to fair value.
For the purposes of our annual impairment testing of the Company's goodwill, fair value measurements were determined primarily using the income approach, based largely on inputs that are not observable to active markets, which would be deemed “Level 3” fair value measurements as defined in Note 21, Fair Value Measurement. These inputs include our expectations about future revenue growth and profitability, marginal income tax rates by jurisdiction, and the discount rate. Where a market approach is used, the inputs also include publicly available data about our competitors' financial ratios and transactions.
For purposes of our annual impairment testing of the Company’s indefinite-lived tradenames, fair value measurements were determined using the income approach, based largely on inputs that are not observable to active markets, which would be deemed “Level 3” fair value measurements as defined in Note 21, Fair Value Measurement. These inputs include our expectations about future revenue growth, marginal income tax rates by jurisdiction, the discount rate and the estimated royalty rate. We use publicly available information and proprietary third-party arm’s length agreements that Laureate has entered into with various licensors in determining certain assumptions to assist us in estimating fair value using market participant assumptions.

2018 Loss on Impairment of Assets

University of Liverpool

Effective September 30, 2018, the University of Liverpool (Liverpool), an institution in our Online & Partnerships segment, elected not to renew its institutional partnership agreement and therefore the existing agreement will terminate in April 2021. Accordingly, Liverpool stopped enrolling new students and began a teach-out process that is expected to be completed in April 2021. As a result, during the third quarter of 2018 we recorded an impairment charge of $10,030 related to fixed assets of this entity that are no longer recoverable based on expected future cash flows. Since Liverpool does not meet the criteria to be classified as held-for-sale or a discontinued operation, its results are reported within continuing operations for all periods presented.

2017 Loss on Impairment of Assets

The 2017 impairment charges related to the impairment of a lease intangible, certain modular buildings and software development costs.

Note 10. Debt

Outstanding long-term debt was as follows:

	December 31, 2019	December 31, 2018
Senior long-term debt:
Senior Secured Credit Facility (stated maturity dates of October 2024 as of December 31, 2019 and April 2022 and April 2024 as of December 31, 2018), net of discount	$202,400	$1,321,629
Senior Notes (stated maturity date May 2025)	800,000	800,000
Total senior long-term debt	1,002,400	2,121,629
Other debt:
Lines of credit	14,542	37,899
Notes payable and other debt	328,153	503,182
Total senior and other debt	1,345,095	2,662,710
Finance lease obligations and sale-leaseback financings	100,113	119,443
Total long-term debt and finance leases	1,445,208	2,782,153
Less: total unamortized deferred financing costs	66,069	88,241
Less: current portion of long-term debt and finance leases	118,822	100,818
Long-term debt and finance leases, less current portion	$1,260,317	$2,593,094

As of December 31, 2019, aggregate annual maturities of the senior and other debt, excluding finance lease obligations and sale-leaseback financings, were as follows:

December 31,	Senior and Other Debt
2020	$112,858
2021	110,279
2022	72,338
2023	41,558
2024	207,553
Thereafter	800,509
Total senior and other debt	$1,345,095

Senior Secured Credit Facility

During the second quarter of 2017, we completed a refinancing of our Senior Secured Credit Facility by means of an amendment and restatement of the existing amended and restated credit agreement (the Second Amended and Restated Credit Agreement) to provide a revolving credit facility that had an original borrowing capacity of $385,000 and originally matured in April 2022 (the Revolving Credit Facility), as well as a syndicated term loan of $1,600,000 that had a maturity date of April 26, 2024 (the 2024

Term Loan). The prior senior credit facility was fully repaid, and that repayment amount is included in Payments on long-term debt in the Consolidated Statement of Cash Flows for the year ended December 31, 2017, with the exception of approximately $283,000 of loan principal related to the prior term loan that was rolled over by certain lenders into the 2024 Term Loan. Accordingly, that rollover amount was a non-cash transaction.

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

Pursuant to the February 1, 2018 amendment, the interest rate margins applicable to the 2024 Term Loan were amended to 3.50% for LIBOR term loans and 2.50% for ABR term loans and such interest rate margins were no longer based upon the Company’s consolidated total debt to consolidated EBITDA ratio. The amendment effectively reduced the current interest rate margins applicable to the outstanding term loans, which prior to the amendment were based on the Company’s consolidated total debt to consolidated EBITDA ratio, by 100 basis points, from 4.50% to 3.50% for LIBOR term loans, and 3.50% to 2.50% for ABR term loans.

As of December 31, 2018, all loans outstanding under the 2024 Term Loan were LIBOR loans and had a total interest rate of 6.03% and the total balance outstanding was $1,228,129. As discussed in Note 6, Dispositions and Asset Sales, the sale of St. Augustine was completed on February 1, 2019 and the Company used $340,000 of the net proceeds to repay a portion of the 2024 Term Loan. During the second quarter of 2019, the Company fully repaid the remaining balance outstanding under its 2024 Term Loan, using the proceeds received from the sales of its operations in India, Spain and Portugal, as discussed in Note 6, Dispositions and Asset Sales.

Revolving Credit Facility

Pursuant to terms of the Second Amended and Restated Credit Agreement in 2017, the maturity date for the Revolving Credit Facility was April 26, 2022. On October 7, 2019, the Company entered into a Third Amended and Restated Credit Agreement (the Third A&R Credit Agreement). Among other things, the Third A&R Credit Agreement increased the borrowing capacity of our revolving credit facility from $385,000 to $410,000 and extended the maturity date from April 26, 2022 to October 7, 2024.

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

As a subfacility under the Revolving Credit Facility, the Third A&R Credit Agreement provides for letter of credit commitments in the aggregate amount of $50,000. The Third A&R Credit Agreement also provides, subject to the satisfaction of certain conditions, for incremental revolving and term loan facilities, at the request of the Company, not to exceed the greater of (a) $565,000 or (b) 100% of the consolidated EBITDA of the Company, plus additional amounts so long as both immediately before and after giving effect to such incremental facilities the Company’s Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, on a pro forma basis, does not exceed 2.75x.

As of December 31, 2019, the Revolving Credit Facility had a total outstanding balance of $202,400, which consisted of $121,300 of LIBOR Loans that had an average interest rate of 3.61% and $81,100 of ABR loans that had an interest rate of 5.75%. Prior to the Third A&R Credit Agreement, the Revolving Credit Facility bore interest at a per annum interest rate, at the option of the Company, at either the LIBO rate or the Alternate Base Rate (ABR) rate plus an applicable margin of 3.75% per annum or 3.50% per annum for LIBO rate loans, and 2.75% per annum or 2.50% per annum for ABR rate loans, in each case, based on the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Second Amended and Restated Credit Agreement. As of December 31, 2018, the Revolving Credit Facility consisted entirely of ABR loans that had an interest rate of 8.25%, with total outstanding balances of $93,500.

Guarantors of the Senior Secured Credit Facility

Laureate Education, Inc. is the borrower under our Senior Secured Credit Facility. All of Laureate’s required United States legal entities, excluding certain subsidiaries that the Company considers dormant based on the lack of activity, Walden University, LLC (Walden), Kendall, NewSchool of Architecture and Design (NewSchool), and National Hispanic University (NHU), are guarantors of the Senior Secured Credit Facility, and all of the guarantors’ assets, both real and intangible, are pledged as collateral. Certain Walden assets are also pledged as collateral, including all of Walden’s United States receivables other than Title IV student loans, all of its copyrights, patents, and trademarks. As of December 31, 2019 and 2018, the carrying value of the Walden receivables and intangibles pledged as collateral was $400,484 and $403,658, respectively. Additionally, not more than 65% of the shares held directly by United States guarantors in non-domestic subsidiaries are pledged as collateral.

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

As of December 31, 2019, the outstanding balance of our Senior Notes due 2025 was $800,000. As of December 31, 2018, the outstanding balance of our Senior Notes due 2025 was also $800,000.

Estimated Fair Value of Debt

The estimated fair value of our debt was determined using observable market prices since the majority of our securities, including the Senior Secured Credit Facility and the Senior Notes due 2025, are traded in a brokered market. The fair value of our remaining debt instruments approximates carrying value based on their terms. As of December 31, 2019 and December 31, 2018, our long-term debt was classified as Level 2 within the fair value hierarchy, based on the frequency and volume of trading in the brokered market. The estimated fair value of our debt was as follows:

	December 31, 2019		December 31, 2018
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Total senior and other debt	$1,345,095	$1,406,954	$2,662,710	$2,675,684

Senior Notes due 2019 - Note Exchange Transaction

On April 15, 2016, Laureate entered into separate, privately negotiated note exchange agreements (the Note Exchange Agreements) with certain existing holders (the Existing Holders) of the then-outstanding 9.250% Senior Notes due 2019 (the Senior Notes due 2019) pursuant to which we agreed to exchange (the Note Exchange) $250,000 in aggregate principal amount of Senior Notes due 2019 for shares of the Company's Class A common stock. The exchange was to be completed within one year and one day after the consummation of an initial public offering of our common stock that generated gross proceeds of at least $400,000 or 10% of the equity value of the Company (a Qualified Public Offering). On February 6, 2017, the Company completed an initial public offering of its Class A common stock at a price per share of $14.00 that qualified as a Qualified Public Offering.

The Note Exchange Agreements provided that, within 60 days after the consummation of a Qualified Public Offering, at the option of the Existing Holders or their transferees, Laureate would repurchase up to an additional $62,500 aggregate principal amount of Senior Notes due 2019 at the redemption price set forth in Section 3.07 of the indenture governing the Senior Notes due 2019 that is applicable as of the date of pricing of the Qualified Public Offering, plus accrued and unpaid interest and special interest. On March 1, 2017, in accordance with the terms of the Note Exchange Agreements, we repurchased Senior Notes due 2019 with an aggregate principal amount of $22,556 at a repurchase price of 104.625% of the aggregate principal amount, for a total payment of $23,599; the difference was recognized as Loss on debt extinguishment along with the portion of unamortized debt issuance costs that were written off.

On April 28, 2017, the Company elected to redeem all of its outstanding Senior Notes due 2019 (other than the Exchanged Notes) and on May 31, 2017 (the Redemption Date), the Senior Notes due 2019 (other than the Exchanged Notes) were redeemed. As described further below, the Exchanged Notes were redeemed on August 11, 2017. The aggregate principal amount outstanding of the 9.250% Senior Notes due 2019 (excluding the Exchanged Notes) was $1,125,443. The redemption price for the notes that were redeemed was equal to 104.625% of the principal amount thereof, for a total redemption price of $1,177,495, plus accrued and unpaid interest and special interest to the Redemption Date, for an aggregate payment to holders of the senior notes of $1,205,630.

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

Certain Covenants

As of December 31, 2019, our senior long-term debt contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Third A&R Credit Agreement did not change the financial covenant that the Company was previously subject to under the Second Amended and Restated Credit Agreement. The Third A&R Credit Agreement provides, solely with respect to the revolving credit facility, that the Company shall not permit its consolidated senior secured debt to consolidated EBITDA ratio to exceed 3.50x as of the last day of each quarter commencing with the quarter ending December 31, 2019; provided, that if (i) the Company’s consolidated total debt to consolidated EBITDA ratio is not greater than 4.75x as of such date and (ii) less than 25% of the Revolving Credit Facility is utilized as of that date, then such financial covenant shall not apply. As of December 31, 2019, we were in compliance with the leverage ratio covenant. In addition, indebtedness at some of our locations contain financial maintenance covenants.

Debt Modification and Loss on Debt Extinguishment

In 2019, the Company recorded a Loss on debt extinguishment of $28,267 related primarily to the write off of a pro-rata portion of the unamortized deferred financing costs associated with repaid debt balances, as well as the debt discount associated with the 2024 Term Loan.

In 2018, Laureate recorded a Loss on debt extinguishment of $7,481 related to the February 1, 2018 amendment of our Senior Secured Credit Facility and the write-off of a pro-rata portion of the term loan’s remaining deferred financing costs in connection with the $350,000 principal payment.

As a result of the 2017 refinancing transactions and the note exchange transaction described above, Laureate recorded a Loss on debt extinguishment of $8,392 during the year ended December 31, 2017 related primarily to the write off of unamortized deferred financing costs associated with certain lenders that did not participate in the new debt instruments. In addition, approximately $22,800 was charged to General and administrative expenses related to new third-party costs paid in connection with the portion of the refinancing transactions that was deemed to be a modification. Also in connection with the refinancing transactions, approximately $70,800 of new deferred financing costs were capitalized, which related primarily to the excess of the redemption price over the principal amount of the Senior Notes due 2019 that were redeemed and the call premium that applied to a portion of the repaid senior credit facilities.

Debt Issuance Costs

Amortization of debt issuance costs and accretion of debt discounts that are recorded in Interest expense in the Consolidated Statements of Operations totaled approximately $12,025, $12,542 and $14,100 for the years ended December 31, 2019, 2018 and 2017, respectively. During the years ended December 31, 2019, 2018 and 2017, we paid and capitalized a total of $8,607, $513 and $81,097, respectively, in debt issuance costs. Certain unamortized debt issuance costs were written off in 2019, 2018 and 2017 in connection with debt agreement amendments as discussed above. As of December 31, 2019 and 2018, our unamortized debt issuance costs were $66,069 and $88,241, respectively.

Currency and Interest Rate Swaps

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

Other Debt

Lines of Credit

Individual Laureate subsidiaries have the ability to borrow pursuant to unsecured lines of credit and similar short-term borrowing arrangements (collectively, lines of credit). The lines of credit are available for working capital purposes and enable us to borrow and repay until those lines mature. At December 31, 2019 and 2018, the aggregate outstanding balances on our lines of credit were $14,542 and $37,899, respectively. At December 31, 2019, we had additional available borrowing capacity under our outstanding lines of credit of $26,059. At December 31, 2019, we had one line of credit outstanding that had an interest rate of 7.93%. At December 31, 2018, interest rates on our lines of credit ranged from 6.50% to 11.00%. Our weighted-average short-term borrowing rate was 7.93% and 8.37% at December 31, 2019 and 2018, respectively.

Notes Payable

Notes payable include mortgages payable that are secured by certain fixed assets. The notes payable have varying maturity dates and repayment terms through 2025. These loans contain certain financial maintenance covenants and Laureate is in compliance with these covenants. Interest rates on notes payable ranged from 3.23% to 10.25% and 3.97% to 11.25% at December 31, 2019 and 2018, respectively.

On May 12, 2016, two outstanding loans at Universidad del Valle de México (UVM Mexico) that originated in 2007 and 2012 and were both scheduled to mature in May 2021 were refinanced and combined into one loan. The maturity date of the combined loan was extended to May 15, 2023 and principal repayments were suspended until May 15, 2018. The new refinanced loan carried a variable interest rate based on the 28-day Mexican Interbanking Offer Rate (TIIE), plus the applicable margin. The applicable margin for the interest calculation was established based on the ratio of debt to EBITDA, as defined in the agreement. Beginning May 15, 2016, interest was paid monthly. The outstanding balance of the loan on May 12, 2016 was MXN 2,224,600 ($120,527 at that date). During the year ended December 31, 2019, this loan was fully repaid. As of December 31, 2018, the interest rate on the loan was 11.25% and the outstanding balance on the loan was $102,239.

In addition to the loans above, in August 2015, UVM Mexico entered into an agreement with a bank for a loan of MXN 1,300,000 (approximately $79,000 at the time of the loan). The loan carried a variable interest rate based on TIIE plus an applicable margin and was scheduled to mature in August 2020. During December 2017, this loan was paid in full and a new loan in the amount of MXN 1,700,000 (approximately $89,000 at the time of the loan) was obtained. The new loan matures in December 2023 and carries a variable interest rate based on TIIE, plus an applicable margin, which is established based on the ratio of debt to EBITDA, as defined in the agreement (9.06% and 10.50% as of December 31, 2019 and 2018, respectively). Payments on the loan were deferred until December 2018, at which time quarterly principal payments were due, beginning at MXN 42,500 ($2,242 at December 31, 2019) and increasing over the term of the loan to MXN 76,500 ($4,035 at December 31, 2019), with a balloon payment of MXN 425,000 ($22,419 at December 31, 2019) due at maturity. During the year ended December 31, 2019 this loan was reassigned to another wholly owned subsidiary of the company within Mexico. As of December 31, 2019 and December 31, 2018, the outstanding balance of this loan was $77,569 and $83,086, respectively.

The Company obtained financing to fund the construction of two new campuses at one of our institutions in Peru, Universidad Peruana de Ciencias Aplicadas. As of December 31, 2019 and 2018, the loans had an outstanding balance of $14,542 and $32,886, respectively, and a weighted average interest rate of 7.93% and 7.97%, respectively. These loans have varying maturity dates with the final payment due in October 2022. As of December 31, 2019 and 2018, $0 and $14,409, respectively, of the outstanding balances on the loans were payable to an institutional investor that is a minority shareholder of Laureate.

Laureate has outstanding notes payable at Universidad Privada del Norte (UPN), one of our institutions in Peru. These loans all have interest rates ranging from 7.85% to 8.70% and varying maturity dates through December 2024. As of December 31, 2019 and 2018, these loans had a balance of $23,480 and $30,172, respectively.

On December 22, 2017, a Laureate subsidiary in Peru entered into an agreement to borrow PEN 247,500 (approximately $76,000 at the agreement date). The loan bears interest at a fixed rate of 6.62% per annum and matures in December 2022. Quarterly payments in the amount of PEN 9,281 ($2,801 at December 31, 2019) were due from March 2018 through December 2019. The quarterly payments increase to PEN 14,438 ($4,357 at December 31, 2019) in March 2020 through the loan's maturity in December 2022. As of December 31, 2019 and 2018, this loan had a balance of $52,278 and $62,761, respectively.

Laureate had outstanding notes payable at a real estate subsidiary in Chile. As of December 31, 2018, the outstanding balance on the loans was $51,700. The interest rates on these loans ranged from 3.97% to 6.20% per annum as of December 31, 2018. These notes were repayable in installments with the final installment due in August 2028. In February 2019, the Company elected to repay approximately $35,000 of the outstanding principal balance of these notes, and the remaining balance was repaid during the fourth quarter of 2019.

On December 20, 2013, Laureate acquired THINK and financed a portion of the purchase price by borrowing AUD 45,000 ($31,176 at December 31, 2019) under a syndicated facility agreement in the form of two term loans of AUD 22,500 each. The syndicated facility agreement also provided for additional borrowings of up to AUD 20,000 ($13,856 at December 31, 2019) under a capital expenditure facility and a working capital facility. The first term loan (Facility A) had a term of five years and principal was payable in quarterly installments of AUD 1,125 ($779 at December 31, 2019) beginning on March 31, 2014. The second term loan (Facility B) had a term of five years and the total principal balance of AUD 22,500 was payable at its maturity date of December 20, 2018. In June 2016, these loan facilities were amended and restated. As a result of this amendment and a repayment of AUD 11,000 (approximately $8,100 at the date of payment), Facility A was amended to be a term loan of AUD 10,000 ($6,928 at December 31, 2019), and principal was repayable in quarterly installments of AUD 833 ($577 at December 31, 2019) beginning on September 30, 2016, with the final balance payable at its maturity date of December 20, 2018. Facility B was amended to be a revolving facility of up to AUD 15,000 ($10,392 at December 31, 2019) and any balance outstanding was repayable at its maturity date of December 20, 2018. The capital expenditure facility and working capital facility provided for total additional borrowings of up to AUD 15,000 ($10,392 at December 31, 2019). In October 2017, these loan facilities were further amended to provide the lender a security interest in all of the assets of Laureate's Australian operations. In addition, Facility A was converted from a term loan to a loan with a balloon payment due at maturity. In December 2018, these loan facilities were again amended to extend the maturity date from December 20, 2018 to June 30, 2020. Facility A bears interest at a variable rate plus a margin of 2.25% and Facility B bears interest at a variable rate plus a margin of 2.50%. Prior to this amendment, Facilities A and B bore interest at variable rates plus margins of 2.50% and 2.75%, respectively. The capital expenditure facility and working capital facility now provide for total additional borrowings of up to AUD 22,000 ($15,242 as of December 31, 2019). As of December 31, 2019, the interest rates on Facility A and Facility B were 3.23% and 3.48%, respectively, and as of December 31, 2018, the interest rates on Facility A and Facility B were 4.31% and 4.56%, respectively. As of December 31, 2019 and 2018, $14,433 and $14,673, respectively, was outstanding under these loan facilities.

Laureate acquired Faculdades Metropolitanas Unidas Educacionais Ltda. (FMU) on September 12, 2014 and financed a portion of the purchase price by borrowing amounts under two loans that totaled BRL 259,139 (approximately $110,310 at the borrowing date). The loans require semi-annual principal payments that began at BRL 6,478 ($1,588 at December 31, 2019) in October 2014 and increased to a maximum of BRL 22,027 ($5,400 at December 31, 2019) beginning in October 2017 and continuing through their maturity dates in April 2021. As of December 31, 2019 and 2018, the outstanding balance of these loans was $16,199 and $28,356, respectively. Both loans mature on April 15, 2021 and bear interest at an annual variable rate of CDI plus 3.70% (approximately 8.10% and 10.10% at December 31, 2019 and 2018, respectively).

On December 20, 2017, a Laureate subsidiary in Brazil entered into an agreement to borrow BRL 360,000 (approximately $110,000 at the time of the loan). The loan is collateralized by real estate and certain trade receivables in Brazil. The loan bears interest at an annual variable rate of CDI plus 2.55% per annum (6.95% and 8.95% at December 31, 2019 and 2018, respectively) and matures on December 25, 2022. Quarterly payments in the amount of BRL 13,500 ($3,309 at December 31, 2019) are due from March 2019 through December 2019, at which point the quarterly payments increase to BRL 22,500 ($5,516 at December 31, 2019) from March 2020 through December 2020, then to BRL 27,000 ($6,619 at December 31, 2019) from March 2021 through maturity in December 2022. As of December 31, 2019 and 2018, this loan had a balance of $75,013 and $92,690, respectively.

In addition to this loan, the same Laureate subsidiary in Brazil entered into two additional loans during the year ended December 31, 2019 totaling BRL 190,000 (approximately $47,495 at the time of loan). These loans have maturity dates of May 2021 and December 2021 and as of December 31, 2019 have an outstanding balance of $46,577.

Note 11. Leases

Laureate conducts a significant portion of its operations at leased facilities. These facilities include our corporate headquarters, other office locations, and many of Laureate's higher education facilities. Laureate analyzes each lease agreement to determine whether it should be classified as a finance lease or an operating lease. As a result of adopting ASC Topic 842 on January 1, 2019, we recorded on our balance sheet significant asset and liability balances associated with the operating leases, as described further below.

Finance Leases

Our finance lease agreements are for property and equipment. The lease assets are included within buildings as well as furniture, equipment and software and the related lease liability is included within debt and finance leases on the consolidated balance sheet.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. As discussed in Note 2, Significant Accounting Policies, ROU assets and lease liabilities are recognized at the commencement date of the lease based on the estimated present value of lease payments over the lease term. Our variable lease payments consist of non-lease services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Many of our lessee agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. On occasion, Laureate has entered into sublease agreements for certain leased office space; however, the sublease income from these agreements is immaterial.

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	December 31, 2019
Assets:
Operating	Operating lease right-of-use assets, net	$861,878
Finance	Buildings, Furniture, equipment and software, net	54,084
Total leased assets		$915,962

Liabilities:
Current
Operating	Current portion of operating leases	91,558
Finance	Current portion of long-term debt and finance leases	4,940
Non-current
Operating	Long-term operating leases, less current portion	792,358
Finance	Long-term debt and finance leases, less current portion	53,313
Total lease liabilities		$942,169

Lease Term and Discount Rate	December 31, 2019
Weighted average remaining lease terms
Operating leases	9.3 years
Finance leases	11.6 years

Weighted average discount rate
Operating leases	9.50%
Finance leases	8.40%

The components of lease cost were as follows:

Lease Cost	Classification	For the year ended December 31, 2019
Operating lease cost	Direct costs	$172,752
Finance lease cost
Amortization of leased assets	Direct costs	6,277
Interest on leased assets	Interest expense	3,971
Short-term lease costs	Direct costs	5,247
Variable lease costs	Direct costs	14,983
Sublease income	Revenues	(4,777)
Total lease cost		$198,453

As of December 31, 2019, maturities of lease liabilities were as follows:

Maturity of Lease Liability	Operating Leases	Finance Leases
Year 1	$169,592	$9,664
Year 2	159,404	9,628
Year 3	151,025	9,234
Year 4	140,569	8,183
Year 5	146,332	6,355
Thereafter	543,266	49,840
Total lease payments	$1,310,188	$92,904
Less: interest and inflation	(426,272)	(34,651)
Present value of lease liabilities	$883,916	$58,253

Supplemental cash flow information related to leases was as follows for the year ended December 31, 2019:

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$182,838
Operating cash flows from finance leases	$3,971
Financing cash flows from finance leases	$4,506
Leased assets obtained for new finance lease liabilities	$39,052
Leased assets obtained for new operating lease liabilities	$16,684

As previously disclosed in our 2018 Form 10-K, prior to the adoption of ASC Topic 842, rent expense, net of sublease income, for all cancellable and noncancellable leases was $169,172 and $170,099 for the years ended December 31, 2018 and 2017, respectively. Future minimum lease payments at December 31, 2018, by year and in aggregate, under all noncancellable operating leases were as follows:

Lease Payments
2019	$151,795
2020	142,995
2021	135,426
2022	128,441
2023	119,955
Thereafter	482,220
Total	$1,160,832

Note 12. Commitments and Contingencies

Noncontrolling Interest Holder Put Arrangements

The following section provides a summary table and description of the various noncontrolling interest holder put arrangements, which relate to Discontinued Operations, that Laureate had outstanding as of December 31, 2019. Laureate has elected to accrete changes in the arrangements’ redemption values over the period from the date of issuance to the earliest redemption date. The redeemable noncontrolling interests are recorded at the greater of the accreted redemption value or the traditional noncontrolling interest. Until the first exercise date, the put instruments’ reported values may be lower than the final amounts that will be required to settle the minority put arrangements.

If the minority put arrangements were all exercised at December 31, 2019, Laureate would be obligated to pay the noncontrolling interest holders an estimated amount of $10,581, as summarized in the following table:

	Nominal Currency	First Exercisable Date	Estimated Value as of December 31, 2019 redeemable within 12-months:	Reported Value
Noncontrolling interest holder put arrangements
INTI Education Holdings Sdn Bhd (Inti Holdings) - 10.10%	MYR	Current	$10,581	$10,581
Total noncontrolling interest holder put arrangements			10,581	10,581
Puttable common stock - not currently redeemable	USD	*	—	1,714
Total redeemable noncontrolling interests and equity			$10,581	$12,295
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

Inti Holdings

As part of the acquisition of INTI, formerly known as Future Perspective, Sdn Bhd, a higher education institution with five campuses in Malaysia, the noncontrolling interest holders of INTI had put options denominated in MYR to require the Company to purchase the remaining noncontrolling interest. As of December 31, 2019, there is one put option remaining for the holder of the 10.10% minority interest. The put option for the 10.10% noncontrolling interest holder is exercisable for the 30-day period commencing after issuance of the audited financial statements for each of the years ending December 31, 2012 through December 31, 2025. The holder may exercise his option to sell all of his equity interest to the Company for a purchase price that is equal to defined multiples of recurring EBITDA. Purchase price multiples have been defined as eight times up to the first MYR 40,000 (approximately $9,670 at December 31, 2019) of EBITDA plus six times EBITDA above this amount. This put option expires after the 30-day period related to delivery of the 2025 audited financial statements. As of December 31, 2019, the Company recorded $10,581 for this arrangement in Redeemable noncontrolling interests and equity on its Consolidated Balance Sheet.

Puttable Common Stock - Director Stockholder Put (Not Currently Redeemable)

Each of the individual director stockholders of Laureate has entered into a stockholder’s agreement with Laureate and Wengen. The director stockholder's agreement makes all shares of common stock subject to a stockholder put option at the fair market value of the stock. The stockholder put option is only exercisable upon the loss of capacity to serve as a director due to death or disability (as defined in the stockholder’s agreement). The director stockholder put option expires only upon a change in control of Laureate.

Since the put option can only be exercised upon death or disability, we account for the common stock as contingently redeemable equity instruments that are not currently redeemable and for which redemption is not probable. Accordingly, the redeemable equity instruments are presented in temporary equity based on their initial measurement amount, as required by ASC 480-10-S99, “Distinguishing Liabilities from Equity - SEC Materials.” No subsequent adjustment of the initial measurement amounts for these contingently redeemable securities is necessary unless the redemption of these securities becomes probable. Accordingly, the amount presented as temporary equity for the contingently redeemable common stock outstanding is its issuance-date fair value.

As of December 31, 2019 and 2018, $1,714 and $1,713, respectively, of contingently redeemable common stock attributable to director stockholder puts was included in Redeemable noncontrolling interests and equity on the Consolidated Balance Sheets.

Loss Contingencies

Laureate is subject to legal actions arising in the ordinary course of its business. In management's opinion, we have adequate legal defenses, insurance coverage and/or accrued liabilities with respect to the eventuality of such actions. We do not believe that any settlement would have a material impact on our Consolidated Financial Statements.

Contingent Liabilities for Taxes, Indemnification Assets and Other

As of December 31, 2019 and 2018, Laureate has recorded cumulative liabilities totaling $44,595 and $52,880, respectively, for taxes other-than-income tax, principally payroll-tax-related uncertainties recorded at the time of an acquisition. Included in these amounts, as of December 31, 2019 and 2018, $2,893 and $4,999, respectively, were classified as held for sale. The changes in this recorded liability are related to acquisitions, interest and penalty accruals, changes in tax laws, expirations of statutes of limitations, settlements and changes in foreign currency exchange rates. The terms of the statutes of limitations on these contingencies vary but can be up to 10 years. These liabilities were included in current and long-term liabilities on the Consolidated Balance Sheets. Changes in the recorded values of non-income tax contingencies impact operating income and interest expense, while changes in the related indemnification assets impact only operating income. The total (decreases)/increases to operating income for adjustments to non-income tax contingencies and indemnification assets were $(9,393), $(6,884), and $2,586 for the years ended December 31, 2019, 2018 and 2017, respectively.

In addition, as of December 31, 2019 and 2018, Laureate has recorded cumulative liabilities for income tax contingencies of $51,442 and $64,157, respectively, of which $6,996 and $14,582, respectively, were classified as held for sale. Income tax contingencies are disclosed further in Note 16, Income Taxes. As of December 31, 2019 and 2018, indemnification assets primarily related to acquisition contingencies were $69,040 and $82,061, respectively, of which $0 and $476, respectively, were classified as held for sale. These indemnification assets primarily cover contingencies for income taxes and taxes other-than-income taxes. We have also recorded a receivable of approximately $19,000 as of December 31, 2019 and 2018 from the former owner of one of our Brazil institutions which is guaranteed by future rental payments to the former owner.

We have identified certain contingencies, primarily tax-related, that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In most cases, Laureate has received indemnifications from the former owners and/or noncontrolling interest holders of the acquired businesses for contingencies, and therefore, we do not believe we will sustain an economic loss even if we are required to pay these additional amounts. In cases where we are not indemnified, the unrecorded contingencies are not individually material and are primarily in Brazil. In the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies in Brazil could be up to approximately $49,000 if the outcomes were unfavorable in all cases.

Other Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of December 31, 2019 and 2018, approximately $31,400 and $29,000, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets. In addition, as of December 31, 2019 and 2018, approximately $1,000 and $18,000, respectively, of loss contingencies were classified as liabilities held for sale. The decrease is primarily related to the reversal of loss contingencies recorded in 2018 in connection with the sale of LEILY in China, as discussed in Note 6, Dispositions and Asset Sales. During the first quarter of 2019, loss contingencies were reversed following the settlement of a legal matter related to LEILY with no cost to the Company, resulting in additional gain on sale.

Material Guarantees – Student Financing

The accredited Chilean institutions in the Laureate network participate in a government-sponsored student financing program known as Crédito con Aval del Estado (the CAE Program). The CAE Program was formally implemented by the Chilean government in 2006 to promote higher education in Chile for lower socio-economic level students in good academic standing. The CAE Program involves tuition financing and guarantees that are provided by our institutions and the government. As part of the CAE Program, these institutions provide guarantees which result in contingent liabilities to third-party financing institutions, beginning at 90% of the tuition loans made directly to qualified students enrolled through the CAE Program and declining to 60% over time. The guarantees by these institutions are in effect during the period in which the student is enrolled, and the guarantees are assumed entirely by the government upon the student’s graduation. When a student leaves one of Laureate's institutions and enrolls in another CAE-qualified institution, the Laureate institution will remain guarantor of the tuition loans that have been granted up to the date of transfer, and until the student's graduation from a CAE-qualified institution. The maximum potential amount of payments our institutions could be required to make under the CAE Program was approximately $474,000 and $499,000 at December 31, 2019 and 2018, respectively. This maximum potential amount assumes that all students in the CAE Program do not graduate, so that our guarantee would not be assigned to the government, and that all students default on the full amount of the CAE-qualified loan balances. As of December 31, 2019 and 2018, we recorded $30,887 and $28,254, respectively, as estimated long-term guarantee liabilities for these obligations.

Material Guarantees – Other

In conjunction with the purchase of Universidade Potiguar (UNP) in Brazil, Laureate pledged all of the acquired shares as a guarantee of our payments of rents as they become due. In the event that we default on any payment, the pledge agreement provides for a forfeiture of the relevant pledged shares. In the event of forfeiture, Laureate may be required to transfer the books and management of UNP to the former owners.

Laureate acquired the remaining 49% ownership interest in UAM Brazil in April 2013. As part of the agreement to purchase the 49% ownership interest, Laureate pledged 49% of its total shares in UAM Brazil as a guarantee of our payment obligations under the purchase agreement. In the event that we default on any payment, the agreement provides for a forfeiture of the pledged shares.

In connection with the purchase of FMU on September 12, 2014, Laureate pledged its acquired shares to third-party lenders as a guarantee of our payment obligations under the loans that financed a portion of the purchase price. The shares are pledged until full payment of the loans, which mature in April 2021.

In connection with a loan agreement entered into by a Laureate subsidiary in Peru, all of the shares of UPN Peru, one of our universities, were pledged to the third-party lender as a guarantee of the payment obligations under the loan.

Standby Letters of Credit, Surety Bonds and Other Commitments

As of December 31, 2019 and 2018, Laureate's outstanding letters of credit (LOCs) and surety bonds primarily consisted of the items discussed below.

As of December 31, 2019 and 2018, we had approximately $127,300 and $139,000, respectively, posted as LOCs in favor of the DOE. As of December 31, 2019, the amount required by the DOE to be posted was approximately $125,800. These LOCs were required to allow Walden and NewSchool, and, in 2018, St. Augustine to participate in the DOE Title IV program. These LOCs are recorded on Walden and a corporate entity and are fully collateralized with cash equivalents and certificates of deposit, which are classified as Restricted cash on our December 31, 2019 and 2018 Consolidated Balance Sheets.

As of December 31, 2019 and 2018, we had EUR 5,036 (approximately $5,600 at December 31, 2019) posted as cash collateral for LOCs related to the Spain Tax Audits, which was recorded in Continuing Operations and classified as Restricted cash on our Consolidated Balance Sheets. The cash collateral is related to the final assessment issued by the Spanish Taxing Authority (STA) in October 2018 for the 2011 to 2013 tax audit period.

As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of December 31, 2019 and 2018, the total face amount of these surety bonds was $25,582 and $22,204, respectively. These bonds are fully collateralized with cash, which is classified as Restricted cash on our December 31, 2019 and 2018 Consolidated Balance Sheets.

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

Laureate’s financing receivables balances were as follows:

	December 31, 2019	December 31, 2018
Financing receivables	$28,856	$16,531
Allowance for doubtful accounts	(5,909)	(6,395)
Financing receivables, net of allowances	$22,947	$10,136

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

	Chile	Other	Total
As of December 31, 2019
Amounts past due less than one year	$10,687	$1,556	$12,243
Amounts past due one year or greater	3,295	62	3,357
Total past due (on non-accrual status)	13,982	1,618	15,600
Not past due	12,556	700	13,256
Total financing receivables	$26,538	$2,318	$28,856

As of December 31, 2018
Amounts past due less than one year	$7,618	$644	$8,262
Amounts past due one year or greater	2,879	192	3,071
Total past due (on non-accrual status)	10,497	836	11,333
Not past due	4,980	218	5,198
Total financing receivables	$15,477	$1,054	$16,531

The following is a rollforward of the Allowance for doubtful accounts related to financing receivables for the years ended December 31, 2019, 2018, and 2017, grouped by country portfolio:

	Chile	Other	Total
Balance at December 31, 2016	$(6,209)	$(877)	$(7,086)
Charge-offs	1,910	328	2,238
Recoveries	(24)	—	(24)
Provision	(1,309)	221	(1,088)
Currency adjustments	(475)	(37)	(512)
Balance at December 31, 2017	$(6,107)	$(365)	$(6,472)
Charge-offs	1,428	54	1,482
Recoveries	(675)	—	(675)
Provision	(1,424)	17	(1,407)
Currency adjustments	670	7	677
Balance at December 31, 2018	$(6,108)	$(287)	$(6,395)
Charge-offs	1,453	499	1,952
Recoveries	—	—	—
Provision	(1,479)	(463)	(1,942)
Currency adjustments	480	(4)	476
Balance at December 31, 2019	$(5,654)	$(255)	$(5,909)

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

The number of financing receivable accounts and the pre- and post-modification account balances modified under the terms of a TDR during the years ended December 31, 2019, 2018 and 2017 were as follows:

	Number of Financing Receivable Accounts	Pre-Modification Balance Outstanding	Post-Modification Balance Outstanding
2019	386	$1,537	$1,152
2018	469	$1,405	$1,308
2017	446	$2,319	$2,109

The preceding table represents accounts modified under the terms of a TDR during the year ended December 31, 2019, whereas the following table represents accounts modified as a TDR between January 1, 2018 and December 31, 2019 that defaulted during the year ended December 31, 2019:

	Number of Financing Receivable Accounts	Balance at Default
Total	217	$519

The following table represents accounts modified as a TDR between January 1, 2017 and December 31, 2018 that defaulted during the year ended December 31, 2018:

	Number of Financing Receivable Accounts	Balance at Default
Total	143	$487

The following table represents accounts modified as a TDR between January 1, 2016 and December 31, 2017 that defaulted during the year ended December 31, 2017:

	Number of Financing Receivable Accounts	Balance at Default
Total	200	$890

Note 14. Share-based Compensation and Equity

Share-based compensation expense was as follows:

For the years ended December 31,	2019	2018	2017
Continuing operations
Stock options, net of estimated forfeitures	$3,702	$(3,026)	$48,601
Restricted stock awards	8,959	12,764	13,243
Total continuing operations	$12,661	$9,738	$61,844

Discontinued operations
Share-based compensation expense for discontinued operations	333	1,053	2,944
Total continuing and discontinued operations	$12,994	$10,791	$64,788

The negative stock options expense in 2018 relates to the reversal of expense for a change in estimate related to certain performance-based stock option awards where the performance target became improbable of achievement, as well as the correction of an immaterial error.

2007 Stock Incentive Plan

In August 2007, Laureate's Board of Directors (the Board) approved the Laureate Education, Inc. 2007 Stock Incentive Plan (2007 Plan). The total shares authorized under the 2007 Plan were 9,232. Shares that were forfeited, terminated, canceled, allowed to expire unexercised, withheld to satisfy tax withholding, or repurchased were available for re-issuance. Any awards that were not vested upon termination of employment for any reason were forfeited. Upon voluntary or involuntary termination without cause (including death or disability), the grantee (or the estate) has a specified period of time after termination to exercise options vested on or prior to termination. The 2007 Plan’s restricted stock awards have a claw-back feature whereby all vested shares, or the gross proceeds from the sale of those shares, must be returned to Laureate for no consideration if the employee does not abide by the agreed-upon restrictive covenants such as covenants not to compete and covenants not to solicit. As of December 31, 2019 and 2018, all outstanding awards that were granted under the 2007 Plan are fully vested.

Stock Options Under 2007 Plan

Stock option awards under the 2007 Plan have a contractual life of 10 years and were granted with an exercise price equal to the fair market value of Laureate’s stock at the date of grant. Our option agreements generally divided each option grant equally into options that were subject to time-based vesting (Time Options) and options that were eligible for vesting based on achieving pre-determined performance targets (Performance Options). The Time Options generally vested ratably on the first through fifth grant date anniversary. The Performance Options were divided into tranches and were eligible to vest annually upon the Board's determination that Laureate had attained the performance targets.

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

2013 Long-Term Incentive Plan

On June 13, 2013, the Board approved the Laureate Education, Inc. 2013 Long-Term Incentive Plan (2013 Plan), as a successor plan to Laureate’s 2007 Plan. The 2013 Plan became effective in June 2013, following approval by the stockholders of Laureate. No awards have been made under the 2007 Plan since the 2013 Plan has been effective. Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, unrestricted common stock or restricted stock (collectively, ‘‘stock awards’’), unrestricted stock units or restricted stock units, and other stock-based awards, to eligible individuals on the terms and subject to the conditions set forth in the 2013 Plan. As of the effective date, the total number of shares of common stock issuable under the 2013 Plan were 7,521, which is equal to the sum of (i) 7,074 shares plus (ii) 447 shares of common stock that were still available for issuance under Laureate’s 2007 Plan. In September 2015, the Board and Shareholders approved an amendment to increase the total number of shares of common stock issuable under the 2013 Plan by 1,219, and in December 2016, the Board and Shareholders approved an amendment to increase the total number of shares of common stock issuable under the 2013 Plan by 3,884. Shares that are forfeited, terminated, canceled, allowed to expire unexercised, withheld to satisfy tax withholding, or repurchased are available for re-issuance. Any awards that have not vested upon termination of employment for any reason are forfeited. Holders of restricted stock shall have all of the rights of a stockholder of common stock including, without limitation, the right to vote and the right to receive dividends. However, dividends declared payable on performance-based restricted stock shall be subjected to forfeiture at least until achievement of the applicable performance target related to such shares of restricted stock. Any accrued but unpaid dividends on unvested restricted stock shall be forfeited upon termination of employment. Holders of stock units do not have any rights of a stockholder of common stock and are not entitled to receive dividends. All awards outstanding under the 2013 Plan terminate upon the liquidation, dissolution or winding up of Laureate.

Stock options, stock appreciation rights and restricted stock units granted under the 2013 Plan have provisions for accelerated vesting if there is a change in control of Laureate. As defined in the 2013 Plan, a change in control means the first of the following to occur: (i) a change in ownership of Laureate or Wengen or (ii) a change in the ownership of assets of Laureate. A change in ownership of Laureate or Wengen shall occur on the date that more than 50% of the total voting power of the capital stock of Laureate is sold or more than 50% of the partnership interests of Wengen is sold in a single or a series of related transactions. A change in the ownership of assets of Laureate would occur if 80% or more of the total gross fair market value of all of the assets of Laureate are sold during a 12-month period. The gross fair market value of Laureate is determined without regard to any liabilities associated with such assets. Upon consummation of the change in control and an employee’s “qualifying termination” (as defined in the employee's award agreement): (a) those time-based stock options and stock appreciation rights that would have vested and become exercisable on or prior to the third anniversary of the effective time of change in control would become fully vested and immediately exercisable; (b) those performance-based stock options and stock appreciation rights that would have vested and become exercisable had Laureate achieved the performance targets in the three fiscal years ending coincident with or immediately subsequent to the effective time of such change in control, excluding the portion of awards that would have vested only pursuant to any catch-up provisions, would become fully vested and immediately exercisable; (c) those time-based restricted stock awards that would have become vested and free of forfeiture risk and lapse restriction on or prior to the third anniversary of the effective time of such change in control would become fully vested and immediately exercisable; (d) those performance-based restricted stock awards that would have vested and become free of forfeiture risk and lapse restrictions had Laureate achieved the target performance in the three fiscal years ending coincident with or immediately subsequent to the effective time of such change in control would become fully vested and immediately exercisable; (e) those time-based restricted stock units that would have become vested or earned on or prior to the third anniversary of the effective time of such change in control would become vested and earned and be settled in cash or shares of common stock as promptly as practicable; and (f) those performance-based restricted stock units, performance shares and performance units that would have become vested or earned had Laureate achieved the target performance in the three fiscal years ending coincident with or immediately subsequent to the effective time of such change in control would become vested and earned and be settled in cash or shares of common stock as promptly as practicable. After giving effect to the foregoing change in control acceleration, any remaining unvested time-based and performance-based stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance share units shall be forfeited for no consideration.

As discussed in Note 1, Description of Business, on January 27, 2020, the Company announced that it would explore strategic alternatives for each of its businesses to unlock shareholder value. Also on January 27, 2020, in connection with such announcement, the Company's Board of Directors determined that any outstanding awards under the 2007 Plan and the 2013 Plan that are held by a participant at the time that such participant is terminated without cause as of and following January 27, 2020 and before a divestiture, sale, spin-off, or any other similar corporate transaction involving the participant's employing entity will receive the same treatment that such awards would have received upon a qualifying termination on or following a change in control (i.e., accelerated vesting of unvested equity awards in accordance with the terms of such awards).

Stock Options Under 2013 Plan

Stock option awards under the 2013 Plan generally have a contractual term of 10 years and are granted with an exercise price equal to or greater than the fair market value of Laureate’s stock at the date of grant. These options typically vest over a period of five or three years. Of the options granted in 2019, 2018 and 2017, 698, 690 and 4,038, respectively, are Time Options and the remainder are Performance Options. The Performance Options granted under the 2013 Plan are eligible for vesting based on achieving annual pre-determined Equity Value performance targets or Adjusted EBITDA targets, as defined in the plan, and the continued service of the employee. Some of the performance-based awards include a catch-up provision, allowing the grantee to vest in any year in which a target is missed if a following year's target is achieved as long as the following year is within eight years from the grant date.

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

Executive Profits Interests - Stock Option Grant

On January 31, 2017, in connection with the Executive Profits Interests (EPI) agreement, we granted our then-CEO options (the EPI Options) to purchase 2,773 shares of our Class B common stock. The EPI Options vested upon consummation of the IPO on February 6, 2017. The exercise price of the EPI Options was equal to (i) $17.00 with respect to 50% of the shares of Class B common stock subject to the EPI Option and (ii) $21.32 with respect to 50% of the shares of Class B common stock subject to the EPI Option. The Company recorded approximately $14,600 of share-based compensation expense for the EPI Options in the first quarter of 2017. The EPI Options were exercisable until December 31, 2019. Prior to their expiration, the EPI options with the exercise price of $17.00 were exercised. The remaining EPI options expired unexercised.

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

Relevant Options were all outstanding stock options as of June 19, 2017 (vested or unvested) to acquire shares of Class B common stock granted under the 2013 Plan during calendar years 2013 through 2016, and totaled approximately 5,300 options. Since the modification of the terms of the awards occurred on June 19, 2017, the Company recorded incremental stock compensation expense during the second quarter of 2017 of approximately $5,100 for options that were vested at the modification date. Additionally, approximately $2,500 of incremental stock compensation expense related to options that were not yet vested at the modification date was recognized over the remaining vesting period.

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

Stock Option Activity for 2007 and 2013 Plans

The following tables summarize the stock option activity and the assumptions used to record the related share-based compensation expense for the years ended December 31, 2019, 2018 and 2017:

	2019			2018			2017
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	9,020	$18.79	$744	9,903	$19.30	$—	10,928	$21.81	$4,350
Granted	698	14.99		717	14.27		4,283	19.01
Exercised	(1,569)	16.95	794	—	—	—	—	—	—
Forfeited or expired	(2,761)	20.06		(1,600)	19.92		(5,308)	18.34
Outstanding at December 31	5,388	18.18	3,396	9,020	18.79	744	9,903	19.30	—
Exercisable at December 31	4,846	18.50	2,136	7,878	19.11	265	8,606	19.38	—
Vested and expected to vest	5,274	18.20	3,344	8,990	18.80	722	9,847	19.31	—

	Options Outstanding		Options Exercisable		Assumption Range*
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Risk-Free Interest Rate	Expected Terms in Years	Expected Volatility
Year Ended December 31, 2019
$13.97 - $15.55	944	7.89	524	7.06	1.81% - 3.05%	3.25 - 5.91	38.29% - 64.18%
$17.00 - $19.56	3,597	3.12	3,475	2.95	1.38% - 2.94%	2.60 - 10.00	35.20% - 58.84%
$21.00 - $21.52	330	1.09	330	1.09	0.68% - 2.61%	3.79 - 6.55	38.16% - 57.79%
$22.32 - $31.92	517	1.44	517	1.44	0.60% - 3.03%	3.18 - 6.52	36.93% - 53.80%
Year Ended December 31, 2018
$13.97 - $15.55	674	8.31	250	7.98	1.81% - 3.05%	3.25 - 5.91	49.98% - 64.18%
$17.00 - $19.56	5,730	3.69	5,013	3.50	0.49% - 2.94%	2.60 - 10.00	36.04% - 69.74%
$21.00 - $21.52	1,917	1.39	1,916	1.39	0.68% - 2.60%	2.92 - 6.52	38.16% - 69.74%
$22.32 - $31.92	699	2.53	699	2.53	0.60% - 2.93%	4.00 - 6.52	36.93% - 53.80%
Year Ended December 31, 2017
$14.58 - $19.56	6,500	4.58	5,549	4.22	0.33% - 3.31%	2.03 -10.00	32.18% - 69.74%
$21.00 - $21.28	693	2.18	347	0.66	0.43% - 3.60%	2.11 - 6.67	33.24% - 57.79%
$21.32 - $21.52	1,776	2.14	1,776	2.14	0.68% - 2.61%	3.38 - 6.55	38.16% - 69.74%
$21.68 - $22.32	221	1.94	221	1.94	0.57% - 3.03%	2.18 - 6.52	36.78% - 52.47%
$22.88 - $31.92	713	3.76	713	3.76	0.73% - 2.86%	4.00 - 6.52	39.03% - 53.80%
* The expected dividend yield is zero for all options in all years.

The weighted-average estimated fair value of stock options granted was $6.05, $7.67 and $7.84 per share for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, Laureate had $2,891 of unrecognized share-based compensation costs related to stock options outstanding. Of the total unrecognized cost, $2,890 relates to Time Options and $1 relates to Performance Options. The unrecognized Time Options expense is expected to be recognized over a weighted-average expense period of 1.8 years.

Non-Vested Restricted Stock and Restricted Stock Units

The following table summarizes the non-vested restricted stock and restricted stock units activity for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1	1,895	$15.31	1,650	$19.74	1,038	$25.97
Granted	1,003	15.10	1,306	14.11	1,337	16.65
Vested	(765)	16.18	(853)	21.66	(328)	22.35
Forfeited	(882)	15.20	(208)	17.41	(397)	23.33
Non-vested at December 31	1,251	14.69	1,895	15.31	1,650	19.74

Restricted stock units granted under the 2013 Plan consist of time-based restricted stock units (RSU), performance-based restricted stock units (PSU) and market condition-based restricted stock units with various vesting periods over the next three to five years. PSUs are eligible to vest annually upon the Board's determination that the annual performance targets are met. The performance targets are the same as for Performance Options, as defined in the 2013 Plan, except for targets set for certain PSUs granted in 2016. The vesting percentage for those PSUs is based on LEI’s attainment of a performance level: threshold, target, maximum or a percentage between the “Threshold” and “Target; Maximum” which is determined by linear interpolation, provided that continued employment is required through the date the attainment of target is approved by the Compensation Committee. The PSUs granted from 2013 to February 2016 include a catch-up provision, allowing the grantee to vest in any year in which a target is missed if a following year's target is obtained as long as the following year is within eight years from the grant date. During the fourth quarter of 2017, Laureate granted a small number of restricted stock units where vesting is based on the fulfillment of both a service condition and the achievement of a Laureate stock price hurdle during the performance period, which is considered to be a market condition.

The fair value of the non-vested restricted stock awards in the table above is measured using the fair value of Laureate’s common stock on the date of grant or the most recent modification date, whichever is later.

As of December 31, 2019, unrecognized share-based compensation expense related to non-vested restricted stock and restricted stock unit awards was $7,619. Of the total unrecognized cost, $4,272 relates to time-based RSUs, $3,289 relates to PSUs and $58 related to market-condition-based restricted stock units. This unrecognized expense for time-based restricted stock and restricted stock units will be recognized over a weighted-average expense period of 1.7 years.

Other Stockholders' Equity Transactions

Series A Convertible Redeemable Preferred Stock

In December 2016 and January 2017, the Company issued an aggregate of 400 shares of convertible redeemable preferred stock (the Series A Preferred Stock) for total gross proceeds of $400,000. The Series A Preferred Stock included a Beneficial Conversion Feature (BCF) that was contingent on a qualified IPO (as defined in the Certificate of Designations governing the terms of the Series A Preferred Stock), which was consummated on February 6, 2017. Accordingly, during the first quarter of 2017, the Company recorded the BCF at its estimated fair value as a reduction of the carrying value of the Series A Preferred Stock and an increase to Additional paid-in capital. The accretion of this BCF and dividends on the Series A Preferred Stock reduced net income available to common stockholders in the calculation of earnings per share, as shown in Note 17, Earnings (Loss) Per Share. The total BCF of $265,368 was accreted using a constant yield approach over a one-year period. For the years ended December 31, 2018 and 2017, we recorded total accretion of the BCF and dividends of $61,974 and $292,450, respectively.

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

Secondary Offerings

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

In June 2019, Wengen converted owned shares of the Company's Class B common stock into an equal number of shares of the Company's Class A common stock and sold a total of 10,955 shares of Class A common stock in a secondary offering at a price of $15.3032 per share. Wengen received all of the net proceeds from this offering and no shares of Class A common stock were sold by the Company.

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

Stock Repurchase Program

As previously disclosed, on August 8, 2019, the Company announced that its board of directors had authorized a stock repurchase program to acquire up to $150,000 of the Company’s Class A common stock. In early October 2019, the Company's stock repurchases reached the authorized limit of $150,000. On October 14, 2019, the Company's board of directors approved the increase of its existing authorization to repurchase shares of the Company's Class A common stock by $150,000 for a total authorization (including the previously authorized repurchases) of up to $300,000 of the Company's Class A common stock. The Company’s repurchases were made in a block trade, as well as on the open market at prevailing market prices and pursuant to a Rule 10b5-1 stock repurchase plan, in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). In January 2020, the Company's stock repurchases reached the total authorized limit of $300,000.

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

As of December 31, 2019, we held no derivatives. The reported fair values of our derivatives, which are classified in Derivative instruments on our Consolidated Balance Sheets, were as follows:

	December 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Long-term assets:
Net investment cross currency swaps	$—	$3,259
Derivatives not designated as hedging instruments:
Current liabilities:
Cross currency swaps	—	4,021
Long-term liabilities:
Cross currency and interest rate swaps	—	6,656
Total derivative instrument assets	$—	$3,259
Total derivative instrument liabilities	$—	$10,677

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

Cash Flow Hedge - 2024 Term Loan Interest Rate Swaps

In May 2017, Laureate entered into, and designated as cash flow hedges, four pay-fixed, receive-floating amortizing interest rate swaps with notional amounts of $100,000, $100,000, $200,000 and $300,000, respectively. These notional amounts matched the corresponding principal of the 2024 Term Loan borrowings of which these swaps were effectively hedging the interest payments. As such, the notional values amortized annually based on the terms of the agreements to match the principal borrowings as they were repaid. These swaps effectively fixed the floating interest rate on the term loan to reduce exposure to variability in cash flows attributable to changes in the USD-LIBOR-BBA swap rate. All four swaps were fully settled on August 21, 2018, prior to their May 31, 2022 maturity date, with the remaining AOCI to be ratably reclassified into income through Interest expense over the remaining maturity period of the 2024 Term Loans. The cash received at settlement from the swap counterparties was $14,117, which is included in (Payments for) proceeds from settlement of derivative contracts on the consolidated statement of cash flows. During the second quarter of 2019, the Company accelerated the reclassification of amounts in AOCI to earnings as a result of the hedged forecasted transactions becoming probable not to occur, due to the full repayment of the 2024 Term Loan in June 2019 using proceeds from the sale of our institutions in Portugal and Spain. The accelerated amounts were a gain of approximately $9,800 and were recorded as a decrease to Interest expense. Prior to settlement of the swaps, they were determined to be 100% effective; therefore, the amount of gain or loss recognized in income on the ineffective portion was $0.

The table below shows the total recorded unrealized (loss) gain in Comprehensive income for the derivatives designated as hedging instruments. The impact of these derivative instruments on Comprehensive income, Interest expense and AOCI for the years ended December 31, 2019, 2018 and 2017 were as follows:

	(Loss) Gain Recognized in Comprehensive Income (Effective Portion)			Income Statement Location	Gain (Loss) Reclassified from AOCI to Income (Effective Portion)			Total Consolidated Interest Expense
	2019	2018	2017		2019	2018	2017	2019	2018	2017
Cash flow hedge
Interest rate swaps	$(11,818)	$5,772	$11,264	Interest expense	$11,818	$2,446	$(7,584)
Net investment hedge
Cross currency swaps	3,868	7,937	(1,389)	N/A	—	—	—
Total	$(7,950)	$13,709	$9,875		$11,818	$2,446	$(7,584)	$(167,331)	$(235,214)	$(334,900)

Derivatives Not Designated as Hedging Instruments

EUR to USD Foreign Currency Swaps - Spain and Portugal

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

In addition to the swaps above, in order to continue to mitigate the risk of foreign currency exposure on the expected sale proceeds for Spain and Portugal in advance of the May 31, 2019 sale closing date, in April 2019, Laureate also entered into seven EUR to USD swap agreements with a combined notional amount of EUR 375,000. On the maturity date of May 15, 2019, Laureate paid the EUR notional amount and received a combined total of USD $423,003 at a rate of exchange of 1.128007, resulting in a gain of $1,644. In May 2019, Laureate entered into nine EUR to USD swap agreements with a combined notional amount of EUR 532,000. On the maturity date of June 4, 2019, Laureate paid the EUR notional amount and received a combined total of USD $597,149 at a rate of exchange of 1.122461, resulting in a realized loss of approximately $565. The realized gain of $1,644 and the realized loss of $565 are included in Settlement of derivatives related to sale of discontinued operations and net investment hedge on the consolidated statement of cash flows. These swaps were not designated as hedges for accounting purposes.

CLP to Unidad de Fomento (UF) Cross Currency and Interest Rate Swaps

The cross currency and interest rate swap agreements are intended to provide a better correlation between our debt obligations and operating currencies. In 2010, one of our subsidiaries in Chile entered into four cross currency and interest rate swap agreements with an aggregate notional amount of approximately $31,000, and converted CLP-denominated, floating-rate debt to fixed-rate UF-denominated debt. The UF is a Chilean inflation-adjusted unit of account. One of the swaps was scheduled to mature on December 1, 2024, and the remaining three were scheduled to mature on July 1, 2025 (the CLP to UF cross currency and interest rate swaps); however, during the first quarter 2019, the Company elected to settle all four swaps for a net cash payment of approximately USD $8,200. In addition, Chile also elected to repay a portion of the principal balance outstanding for certain notes payable, as discussed in Note 10, Debt. This payment is included in (Payments for) proceeds from settlement of derivative contracts on the consolidated statement of cash flows. The CLP to UF cross currency and interest rate swaps were not designated as hedges for accounting purposes. As of December 31, 2018, these swaps had an estimated fair value of $6,656, which was recorded in Derivative instruments as a long-term liability.

MXN to USD Foreign Currency Swaps

In September 2019, Laureate entered into three MXN to USD swap agreements with a combined notional amount of MXN 453,146. During the fourth quarter of 2019, Laureate delivered the notional amount and received USD $23,000 at a rate of exchange of 0.0508, resulting in a realized loss of $583. The realized loss is included in (Payments for) proceeds from settlement of derivative contracts on the consolidated statement of cash flows. These swaps were not designated as hedges for accounting purposes.

AUD to USD Foreign Currency Swaps

In September 2019, Laureate entered into two AUD to USD swap agreements with a combined notional amount of AUD 11,000. During the fourth quarter ended 2019, Laureate received the notional amount and delivered USD $7,443 at a rate of exchange of 0.6766 USD per 1 AUD, resulting in a realized gain of $45. The realized gain is included in (Payments for) proceeds from settlement of derivative contracts on the consolidated statement of cash flows. These swaps were not designated as hedges for accounting purposes.

EUR to USD Foreign Currency Swaps - Cyprus and Italy

In December 2017, the Company entered into a total of six EUR to USD forward exchange swap agreements in connection with the sale of its institutions in Cyprus and Italy. The purpose of the swaps was to mitigate the risk of foreign currency exposure on the sale proceeds. The swaps had an aggregate notional amount of EUR 200,000 and matured on January 16, 2018, resulting in a total realized loss on derivatives of $9,960, which was included in Settlement of derivatives related to sale of discontinued operations and net investment hedge on the consolidated statement of cash flows for the year ended December 31, 2018. The swaps were not designated as hedges for accounting purposes.

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

Components of the reported Gain (loss) on derivatives not designated as hedging instruments in the Consolidated Statements of Operations were as follows:

For the years ended December 31,	2019	2018	2017
Unrealized Gain (Loss)
Contingent redemption features - Series A Preferred	$—	$(42,140)	$33,294
Cross currency and interest rate swaps	4,021	750	(4,191)
Interest rate swaps	—	173	175
	4,021	(41,217)	29,278
Realized Gain (Loss)
Contingent redemption features - Series A Preferred	—	140,320	—
Cross currency and interest rate swaps	3,256	(10,811)	(622)
	3,256	129,509	(622)
Total Gain (Loss)
Contingent redemption features - Series A Preferred	—	98,180	33,294
Cross currency and interest rate swaps	7,277	(10,061)	(4,813)
Interest rate swaps	—	173	175
Gain on derivatives, net	$7,277	$88,292	$28,656

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

Laureate has limited its credit risk by only entering into derivative transactions with highly rated major financial institutions. We have not entered into collateral agreements with our derivatives' counterparties. At December 31, 2019, we held no derivatives and thus had no credit risk.

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

Note 16. Income Taxes

Significant components of the Income tax (expense) benefit on earnings from continuing operations were as follows:

For the years ended December 31,	2019	2018	2017
Current:
United States	$17,822	$(32,861)	$28,091
Foreign	(97,722)	(90,887)	(97,446)
State	(329)	(262)	(400)
Total current	(80,229)	(124,010)	(69,755)
Deferred:
United States	(6,465)	10,537	124,043
Foreign	5,753	(18,137)	27,216
State	285	(161)	11,485
Total deferred	(427)	(7,761)	162,744
Total income tax (expense) benefit	$(80,656)	$(131,771)	$92,989

For the years ended December 31, 2019, 2018 and 2017, foreign income from continuing operations before income taxes was $242,017, $664,298, and $246,303, respectively. For the years ended December 31, 2019, 2018 and 2017, domestic loss from continuing operations before income taxes was $147,619, $543,059, and $323,070, respectively.

Significant components of deferred tax assets and liabilities arising from continuing operations were as follows:

December 31,	2019	2018
Deferred tax assets:
Net operating loss and tax credits carryforwards	$530,647	$727,213
Depreciation	57,752	81,194
Deferred revenue	17,544	56,004
Allowance for doubtful accounts	23,515	21,069
Deferred compensation	24,645	30,677
Unrealized loss	75,324	74,982
Nondeductible reserves	42,275	40,584
Interest	16,741	17,652
Operating lease asset	236,084	—
Total deferred tax assets	1,024,527	1,049,375
Deferred tax liabilities:
Investment in subsidiaries	84,880	97,208
Amortization of intangible assets	258,852	253,147
Operating lease liability	230,855	—
Other	1,260	1,829
Total deferred tax liabilities	575,847	352,184
Net deferred tax assets	448,680	697,191
Valuation allowance for net deferred tax assets	(541,641)	(778,262)
Net deferred tax liabilities	$(92,961)	$(81,071)

In the table above, we have updated the prior year balances of the net operating loss and tax credits carryforwards and the valuation allowance for net deferred tax assets, to include certain foreign withholding tax credits that have a full valuation allowance. The valuation allowance rollforward and the rate reconciliation schedule that follow have also been updated to reflect this item.

GILTI: Laureate considered the potential impacts of the GILTI provision within the Tax Cuts & Jobs Act (TCJA) on deferred tax assets/liabilities. Laureate elected to account for GILTI as period costs if and when incurred. For the years ended December 31, 2019 and 2018, Laureate included in its taxable income GILTI of $182,000 and $165,000, respectively, for continued operations. Additionally, because there is no incremental cash tax impact of the GILTI inclusion, Laureate is electing to use the incremental cash tax savings approach when determining whether a valuation allowance needs to be recorded against the U.S. NOL due to the GILTI inclusions. Accordingly, the Company has maintained a full valuation allowance on its pre-2017 U.S. NOL.

Permanent Reinvestment: Laureate also considered other impacts of the 2017 enactment of the TCJA including, but not limited to, effects on the Company’s indefinite-reinvestment assertion. Laureate previously has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. Laureate analyzed the full effects of the TCJA, and maintained its indefinite-reinvestment assertions for the year ending December 31, 2017. As of December 31, 2019, undistributed earnings from foreign subsidiaries totaled $2,014,730.

Except as discussed below regarding Peru, all historical earnings are permanently reinvested. A portion of the historical earnings of Peru are no longer needed to be retained in that market. The Company has recorded a deferred tax liability of $2,500 on $50,000 USD of earnings to account for the withholding taxes on this eventual distribution. If the Company were to remove its assertion and distribute the remaining unremitted earnings, we would record approximately $15,900 in additional deferred tax liabilities. The amount of additional deferred tax liabilities recognized could increase if our expectations change based on future developments, including as a result of the announcement on January 27, 2020 to explore strategic alternatives, such that some or all of the undistributed earnings of our foreign subsidiaries are remitted to the United States in the foreseeable future.

During 2018, certain entities and jurisdictions were designated as discontinued operations or held for sale. These entities can no longer assert permanent reinvestment. Thus, an analysis was performed to calculate any deferred taxes required to be recorded on the outside basis which will be recovered upon the sales of these entities. In the third quarter of 2018, we estimated global deferred tax liabilities of $3,200. The majority of the basis differences can be recovered tax free due to our efficient investment structure, treaty benefits or tax exempt transactions. In the fourth quarter of 2018, we refined this global estimate to $4,800. During 2019, this deferred tax liability was paid as a result of the sale of India group, for which this liability was previously recorded. As of December 31, 2019, we estimated $0 deferred tax liabilities on the outside basis for remaining entities designated as discontinued operations or held for sale.

Approximately 73.97% our worldwide NOLs and tax credits carryforwards as of December 31, 2019 originated in foreign jurisdictions. It includes withholding tax credits that the Company elected to carryforward in the Netherlands. These credits can be carried forward indefinitely, but due to income available to utilize these credits, they are recorded net of a full valuation allowance.

The valuation allowance relates to the uncertainty surrounding the realization of tax benefits primarily attributable to NOLs of the parent company and of certain foreign subsidiaries, and future deductible temporary differences that are available only to offset future taxable income of subsidiaries in certain jurisdictions.

The Company assesses the realizability of deferred tax assets by examining all available evidence, both positive and negative. A valuation allowance is recorded if negative evidence outweighs positive evidence. A company’s three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable. Accounting guidance restricts the amount of reliance the Company can place on projected taxable income to support the recovery of the deferred tax assets.

The reconciliations of the beginning and ending balances of the valuation allowance on deferred tax assets were as follows:

For the years ended December 31,	2019	2018	2017
Balance at beginning of period	$778,262	$815,689	$1,167,927
(Deductions) additions to costs and expenses (a)	11,611	335	7,175
Charges to other accounts
Additions	—	—	—
Deductions (b)	(248,232)	(37,762)	(359,413)
Balance at end of period	$541,641	$778,262	$815,689

(a) (Deductions) additions to costs and expenses include amounts related to withholding tax credits recorded for the Netherlands.
(b) Deductions include reclassifications and foreign currency translation, and TCJA-related adjustments described in the section below.

The reconciliations of the reported Income tax (expense) benefit to the amount that would result by applying the United States federal statutory tax rate of 21% to income from continuing operations before income taxes were as follows:

For the years ended December 31,	2019	2018	2017
Tax (expense) benefit at the United States statutory rate	$(19,824)	$(25,460)	$16,121
Permanent differences	(20,543)	20,686	(13,216)
State income tax benefit, net of federal tax effect	4,005	(335)	(1,154)
Tax effect of foreign income taxed at lower rate	(23,895)	16,683	34,711
Change in valuation allowance	(35,500)	(98,414)	(139,375)
Effect of tax contingencies	12,966	5,203	11,198
Tax credits	36,981	37,769	47,348
Withholding taxes	(6,815)	(57,190)	4,678
U.S. tax on repatriated earnings	—	—	(875)
Impairments	—	(649)	—
Impact of Tax Cuts and Jobs Act:
Transition tax on unremitted earnings	—	—	(160,567)
Tax effect of rate changes	—	—	82,392
Change in valuation allowance	14,969	9,354	202,758
State income tax benefit, net of federal tax effect	(4,104)	(5,350)	8,360
GILTI	(38,305)	(34,650)	—
Other	(591)	582	610
Total income tax (expense) benefit	$(80,656)	$(131,771)	$92,989

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

The tax credits amounts shown in the table above include withholding tax credits that the Company recorded in the Netherlands. They are recorded net of a full valuation allowance.

The reconciliations of the beginning and ending amount of unrecognized tax benefits were as follows:

For the years ended December 31,	2019	2018	2017
Beginning of the period	$60,780	$81,073	$81,325
Additions for tax positions related to prior years	321	4,379	5,691
Decreases for tax positions related to prior years	(2,349)	(1,541)	(10,095)
Additions for tax positions related to current year	9,940	9,725	11,551
Decreases for unrecognized tax benefits as a result of a lapse in the statute of limitations	(3,150)	(5,282)	(7,355)
Settlements for tax positions related to prior years	—	(27,574)	(44)
End of the period	$65,542	$60,780	$81,073

In addition to the amounts shown in the table above, approximately $3,300 of principal was released during 2019 as a result of the sale of India, which was classified as a discontinued operation prior to the sale.

Laureate records interest and penalties related to uncertain tax positions as a component of Income tax expense. During the years ended December 31, 2019, 2018 and 2017, Laureate recognized interest and penalties related to income taxes of $3,428, $4,840, and $5,762, respectively. Laureate had $24,510 and $26,643 of accrued interest and penalties at December 31, 2019 and 2018, respectively. During the years ended December 31, 2019, 2018 and 2017, Laureate derecognized $5,852, $15,563, and $8,584, respectively, of previously accrued interest and penalties. Approximately $19,917 of unrecognized tax benefits, if recognized, will affect the effective income tax rate. It is reasonably possible that Laureate’s unrecognized tax benefits may decrease within the next 12 months by up to approximately $10,569 as a result of the lapse of statutes of limitations and as a result of the final settlement and resolution of outstanding tax matters in various jurisdictions.

Laureate and various subsidiaries file income tax returns in the United States federal jurisdiction, and in various states and foreign jurisdictions. With few exceptions, Laureate is no longer subject to United States federal, state and local, or foreign income tax examinations by tax authorities for years before 2009. United States federal and state statutes are generally open back to 2016; however, the Internal Revenue Service (the IRS) has the ability to challenge 2005 through 2015 net operating loss carryforwards. Except as discussed below, statutes of other major jurisdictions are open back to 2016 for Brazil, 2013 for Chile and Spain, and 2009 for Mexico.

ICE Audit

During 2010 and 2013, Laureate was notified by the Spain Tax Authorities (STA) that two tax audits of our Spanish subsidiaries were being initiated for 2006 through 2007, and for 2008 through 2010, respectively. On June 29, 2012, the STA issued a final assessment to ICE, our Spanish holding company, for EUR 11,051 ($12,256 at December 31, 2019), including interest, for the 2006 through 2007 period. Laureate appealed this final assessment related to the 2006 through 2007 period and issued a cash-collateralized letter of credit in July 2012, in order to continue the appeal process. In October 2015, the STA issued a final assessment to ICE for the 2008 through 2010 period for approximately EUR 17,187 ($19,060 at December 31, 2019), including interest, for those three years. In order to continue the appeals process, we issued cash-collateralized letters of credit for the 2008 to 2010 period assessment amount, plus interest and surcharges.

During the second quarter of 2015, the Company reassessed its position regarding the ICE tax audit matters as a result of recent adverse decisions from the Spanish Supreme Court and the Spanish National Court on cases for taxpayers with similar facts and determined that it could no longer support a more-likely-than-not position. As a result, during 2015, the Company recorded a provision totaling EUR 37,610 (approximately $42,100 at that date). The Company plans to continue the appeals process for the periods already audited and assessed. During the second quarter of 2016, we were notified by the STA that tax audits of the Spanish subsidiaries were also being initiated for 2011 and 2012, and in July 2017 the tax audit was extended to include 2013. Also, during the second quarter of 2016, the Regional Administrative Court issued a decision against the Company on its appeal. The Company has further appealed at the Highest Administrative Court level, which appeal was rejected. The Company has appealed both decisions to the National Court. In the first quarter of 2018, the Company made payments to the Spanish Tax Authorities (STA) totaling approximately EUR 29,600 (approximately $36,800 at the time of payment) in order to reduce the amount of future interest that could be incurred as the appeals process continues. The payments were made using the restricted cash that collateralized the letters of credit and reduced the liability that had been recorded for this income tax contingency.

In October of 2018, the STA issued a final assessment to ICE for the 2011 through 2013 period totaling approximately EUR 4,100 (approximately $4,500 at December 31, 2019), including interest. In February 2019, the Company appealed this assessment to the Highest Administrative Court. As of December 31, 2019, the Company has posted a cash-collateralized letter of credit of approximately $5,600 for the assessment, plus a surcharge. In May 2019, the Company was notified by the STA that a new tax audit of fiscal years 2014 and 2015 was being initiated. In January 2020, ICE received a final assessment from the STA for the 2014 to 2015 period totaling approximately EUR 4,300 (approximately $4,800 at December 31, 2019). ICE plans to appeal this assessment and, in order to appeal, ICE will be required to issue a guarantee to cover the assessment amount.

TCJA

The TCJA was enacted in December 2017. Among other provisions, the TCJA reduced the U.S. federal corporate tax rate from 35% to 21% beginning in 2018, required companies to pay a one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings.

In connection with Laureate’s initial analysis of the impact of the enactment of the TCJA, the Company recorded a net tax benefit of $135,700 in the fourth quarter of 2017. Of this amount, $82,392 related to the rate change and $53,300 related to the valuation allowance release, net of rate adjustment, on the deferred tax assets other than net operating loss carryforwards (NOLs) that, when realized, may become indefinite-lived NOLs. In 2018, we made adjustments to line items within the 2017 rate reconciliation of approximately $3,600 in connection with the allocation of the effects of the TCJA to entities in discontinued operations. Laureate has completed its accounting for the income tax effects of the TCJA, several of which are detailed immediately below.

Transition tax: The transition tax is a tax on previously untaxed accumulated and current earnings and profits (E&P) at December 31, 2017 of certain of the Company’s non-U.S. subsidiaries. To determine the amount of the transition tax, Laureate determined, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. Laureate was able to make a reasonable estimate of the transition tax and recorded a provisional obligation resulting in additional tax expense of $149,800 in the fourth quarter of 2017. However, Laureate was able to offset this liability with current year losses and, under alternative minimum tax, up to 90% of the remaining liability, with pre-2017 net operating losses, resulting in a net liability of $3,200. Additionally, the TCJA repeals the corporate alternative minimum tax prospectively. Thus, Laureate recorded a deferred tax asset for an amount equal to the payable under the alternative minimum tax, resulting in no net income tax expense related to the transition tax. During the fourth quarter of 2018, Laureate updated the calculation of the transition tax for the income tax return filing and made adjustments to the 2017 amounts in connection with the allocation of the effects of the TCJA to entities in discontinued operations.

Remeasurement of deferred tax assets/liabilities: Laureate remeasured certain deferred tax assets and liabilities in the fourth quarter of 2017 based on the rates at which they are expected to reverse in the future, which is generally 21% under the TCJA, and recorded a tax benefit in the amount of $82,392. Additionally, Laureate recorded a tax benefit in the fourth quarter of 2017 related to the valuation allowance release, net of rate adjustment, on the deferred tax assets other than NOLs that, when realized, will become indefinite-lived NOLs in the amount of $53,300. Laureate has analyzed certain aspects of the TCJA, including state conformity, considering additional technical guidance, and refining its calculations, which affected the measurement of these balances or gave rise to new deferred tax amounts. The 2018 blended state tax rates for the U.S., 6.63% (current) and 6.61% (deferred), were calculated using the apportionment percentages from our most recently filed tax returns at that time (2017) and the highest applicable state tax rate. This rate was applied to all items, except that the NOL utilization related to Global Intangibles Low-Taxed Income (GILTI) was 4.11% (deferred) and was applied using the blended rate of only those states that conform to federal GILTI provisions.

Valuation Allowance: In 2017, the Company's valuation allowance was changed due to the impact of the TCJA. The major drivers of the change in balance were: impact of the US rate change in the amount of $215,600, utilization of the prior year NOLs against continued and discontinued operations in the amount of $53,600 and valuation allowance release, net of rate adjustment, on the deferred tax assets other than NOLs that when realized will become indefinite-lived NOLs in the amount of $53,300. In 2018, we made adjustments to line items within the 2017 rate reconciliation in connection with the allocation of the effects of the TCJA to entities in discontinued operations.

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

The following tables summarize the computations of basic and diluted earnings per share:

For the years ended December 31,	2019	2018	2017
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Income (loss) from continuing operations	$13,961	$(10,534)	$16,374
Net income attributable to noncontrolling interests	(99)	(141)	(79)
Income (loss) from continuing operations attributable to Laureate Education, Inc.	13,862	(10,675)	16,295

Accretion of redemption value of redeemable noncontrolling interests and equity	(208)	(292)	317
Adjusted for: accretion related to noncontrolling interests and equity redeemable at fair value	—	(559)	(6,358)
Accretion of Series A Preferred Stock	—	(61,974)	(292,450)
Gain upon conversion of Series A Preferred Stock	—	74,110	—
Distributed and undistributed earnings to participating securities	—	—	(1)
Subtotal: accretion of Series A Preferred Stock, net, and other redeemable noncontrolling interests and equity	(208)	11,285	(298,492)
Net income (loss) from continuing operations available to common stockholders for basic earnings per share	13,654	610	(282,197)
Adjusted for: accretion of Series A Preferred Stock	—	61,974	—
Adjusted for: gain upon conversion of Series A Preferred Stock	—	(74,110)	—
Net income (loss) from continuing operations available to common stockholders for diluted earnings per share	$13,654	$(11,526)	$(282,197)

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Income from discontinued operations, net of tax	$53,941	$84,884	$77,390
Gain on sale of discontinued operations, net of tax	869,762	296,580	—
Loss (income) attributable to noncontrolling interests	919	(722)	(2,220)
Allocation of earnings from discontinued operations to participating securities	—	—	(5)
Net income from discontinued operations for basic and diluted earnings per share	$924,622	$380,742	$75,165

Denominator used in basic and diluted earnings (loss) per common share:
Basic weighted average shares outstanding	221,928	212,769	172,409
Effect of dilutive stock options	27	—	—
Effect of dilutive restricted stock units	516	—	—
Dilutive weighted average shares outstanding	222,471	212,769	172,409

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.06	$—	$(1.64)
Income from discontinued operations	4.17	1.79	0.44
Basic earnings (loss) per share	$4.23	$1.79	$(1.20)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.06	$(0.06)	$(1.64)
Income from discontinued operations	4.16	1.79	0.44
Diluted earnings (loss) per share	$4.22	$1.73	$(1.20)

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

For the years ended December 31,	2019	2018	2017
Stock options	8,512	9,387	12,497
Restricted stock and RSUs	6	1,300	986

Note 18. Related Party Transactions

Santa Fe University of Arts and Design (SFUAD) is owned by Wengen, our controlling stockholder. Laureate is affiliated with SFUAD, but does not own or control it and, accordingly, SFUAD is not included in the financial results of Laureate. On April 12, 2017, SFUAD announced that it planned to close after the end of the 2017-2018 academic year; its teach-out plan was subsequently approved by the Higher Learning Commission (HLC) and completed in 2018. As of December 31, 2017, Laureate had a payable to SFUAD of approximately $1,250 related to a surety bond issued to the New Mexico Higher Education Department that Laureate was maintaining on SFUAD's behalf. The cash collateral for the bond, which was recorded in Restricted cash on our December 31, 2017 Consolidated Balance Sheet, was funded by SFUAD and therefore was recorded as a payable to SFUAD. During the fourth quarter of 2018, this bond was released and SFUAD was fully repaid.

During the first quarter of 2017, Laureate made a charitable contribution of $2,000 to the Sylvan Laureate Foundation, a non-profit foundation that supports programs designed to promote education and best practices and principles in teaching. The payment was accrued in prior periods.

An affiliate of one of the Wengen investors acted as a financial adviser in connection with our IPO and our 2017 debt refinancing and we paid this affiliate $2,768 during the year ended December 31, 2017.

We have agreements in place with I/O Data Centers, LLC and affiliates (I/O) pursuant to which I/O provides modular data center solutions to the Company. One of our directors was also a director of the parent of I/O. Additionally, this director, along with our former CEO, and Sterling Partners (a private equity firm co-founded by the director, our former CEO, and others) maintained an ownership interest in I/O through 2017. During the year ended December 31, 2017 we incurred costs for these agreements of approximately $500.

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

As further discussed in Note 25, Subsequent Events, the buyer of our Costa Rica operations is controlled by certain affiliates of Sterling Capital Partners II, L.P., an entity that has the right to designate a director to the Laureate Board of Directors pursuant to a securityholders agreement.

Note 19. Benefit Plans

Domestic Defined Contribution Retirement Plan

Laureate sponsors a defined contribution retirement plan in the United States under section 401(k) of the Internal Revenue Code. The plan offers employees a traditional “pre-tax” 401(k) option and an “after-tax” Roth 401(k) option, providing the employees with choices and flexibility for their retirement savings. All employees are eligible to participate in the plan after meeting certain service requirements. Participants may contribute up to a maximum of 80% of their annual compensation and 100% of their annual cash bonus, as defined and subject to certain annual limitations. Laureate may, at its discretion, make matching contributions that are allocated to eligible participants. The matching on the “after-tax” Roth contributions is the same as the matching on the traditional “pre-tax” contributions. Laureate made discretionary contributions in cash to this plan of $5,431, $5,345, and $5,638 for the years ended December 31, 2019, 2018 and 2017, respectively.

Non-United States Pension Benefit Plans

Laureate has a defined benefit (pension) plan at a non-United States institution. The projected benefit obligation (PBO) is determined as the actuarial present value as of the measurement date of all benefits calculated by the pension benefit formula for employee service rendered. The amount of benefits to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life expectancy of employees/survivors and average years of service rendered. The PBO is measured based on assumptions concerning future interest rates and future employee compensation levels. The expected net periodic benefit cost in each year can vary from the subsequent year's actual net periodic benefit cost due to plan amendments and the impacts of foreign currency translation. The unfunded status of this plan is reported as a component of Other current liabilities and Other long-term liabilities.

The net periodic benefit cost was as follows:

For the years ended December 31,	2019	2018	2017
Service cost	$63	$77	$75
Interest	119	118	126
Expected return on assets	—	—	—
Amortization of prior service costs	(57)	(32)	22
Recognition of actuarial items	—	—	(15)
Curtailment gain	(200)	(47)	(153)
Net periodic benefit cost	$(75)	$116	$55

As discussed in Note 2, Significant Accounting Policies, on January 1, 2018 Laureate adopted ASU 2017-07. Under the amendments in this ASU, the service cost component of net periodic benefit cost is disaggregated and reported in the same line item(s) as other compensation costs arising from services rendered during the period, and the remaining components are presented on the income statement separately from the service cost component and outside a subtotal of income from operations, if presented. Because the effect of ASU 2017-07 on prior periods presented was insignificant, we did not revise prior periods. Accordingly, for the years ended December 31, 2019 and 2018, the service cost component of net periodic benefit cost is included in Direct costs on the Consolidated Statement of Operations and all other components of net periodic benefit cost are included in Other income (expense), net on the Consolidated Statement of Operations. For the year ended December 31, 2017, all components of net periodic benefit cost are included in Direct costs on the Consolidated Statements of Operations.

The estimated net periodic benefit cost for the year ending December 31, 2020 is approximately $242.

The weighted average assumptions were as follows:

For the years ended December 31,	2019	2018	2017
Discount rate for obligations	8.75%	10.50%	9.25%
Discount rate for net periodic benefit costs	10.50%	9.25%	8.50%
Rate of compensation increases	4.50%	4.50%	4.50%
Expected return in plan assets	N/A	N/A	N/A

The change in PBO, change in plan assets and funded (unfunded) status for those entities with pension plans were as follows:

For the years ended December 31,	2019	2018	2017
Change in PBO:
PBO at beginning of year	$1,173	$1,336	$1,423
Service cost	63	77	75
Interest	119	118	126
Actuarial loss (gain)	408	(214)	(171)
Benefits paid by plan	(79)	(90)	(33)
Curtailment gain	(200)	(47)	(153)
Foreign exchange	66	(7)	69
PBO at end of year	$1,550	$1,173	$1,336
Fair value of assets at end of year	—	—	—
Unfunded status	$1,550	$1,173	$1,336

Amount recognized in AOCI, pre-tax	$(170)	$(610)	$(439)

Accumulated benefit obligation	$1,550	$1,173	$1,336

The estimated future benefit payments for the next 10 fiscal years are as follows:

For the year ending December 31,
2020	$163
2021	173
2022	151
2023	147
2024	136
2025 through 2029	1,178

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

The plan assets are recorded at fair value with the earnings (losses) on those assets recorded in Other income (expense). The plan liabilities are recorded at the contractual value, with the changes in value recorded in operating expenses. As of December 31, 2019 and 2018, plan assets included in Other assets in our Consolidated Balance Sheets were $4,505 and $4,868, respectively, and the total plan liabilities reported in our Consolidated Balance Sheets were $6,835 and $7,047, respectively.

Supplemental Employment Retention Agreement (SERA)

In November 2007, Laureate established a SERA for one of its then-executive officers. Because Laureate achieved certain Pro-rata EBITDA targets, as defined in the SERA, from 2007 to 2011 and this officer remained employed through December 31, 2012, this individual received an annual SERA payment of $1,500. The SERA provided annuity payments to the former executive over the course of his lifetime, and, following the former executive's death in 2018, an annual payment of $1,500 will be made to his spouse for the remainder of her life. The SERA is administered through a Rabbi Trust, and its assets are subject to the claims of creditors. At the inception of the plan, Laureate purchased annuities which provided funds for the SERA obligations until the former executive's death, at which point proceeds from corporate-owned life insurance policies were received and will be used to fund the future SERA obligations.

As of December 31, 2019 and 2018, the total SERA assets were $12,494 and $13,721, respectively, which were recorded on our Consolidated Balance Sheets in Restricted cash at December 31, 2019 and 2018. As of December 31, 2019 and 2018, the total

SERA liabilities recorded in our Consolidated Balance Sheets were $14,244 and $14,278, respectively, of which $1,500 each year was recorded in Accrued compensation and benefits, and $12,744 and $12,778, respectively, was recorded in Deferred compensation.

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

United States Postsecondary Education Regulation

Through our Online & Partnerships and Central America & U.S. Campuses segments, as of December 31, 2019, we operate postsecondary educational institutions in the United States (U.S. Institutions). The U.S. Institutions are subject to extensive regulation by federal and state governmental entities as well as accrediting bodies. The U.S. Higher Education Act (HEA), and the regulations promulgated thereunder by the DOE, subject the U.S. Institutions to ongoing regulatory review and scrutiny. The U.S. Institutions must also comply with a myriad of requirements in order to participate in Title IV federal financial aid programs under the HEA (Title IV programs).

In particular, to participate in the Title IV programs under currently effective DOE regulations, an institution must be authorized to offer its educational programs by the relevant state agencies in the states in which it is located, accredited by an accrediting agency that is recognized by the DOE, and also certified by the DOE. In determining whether to certify an institution, the DOE closely examines an institution’s administrative and financial capability to administer Title IV program funds. Based on Laureate’s consolidated audited financial statements for its fiscal year ended December 31, 2018, the DOE required us to post a letter of credit of approximately $125,800 (an amount equal to 15% of the Title IV program funds received by Laureate in the fiscal year ended December 31, 2018) and remain subject to Heightened Cash Monitoring 1. The DOE also required us to comply with additional notification and reporting requirements. We have provided the DOE with a letter of credit in the amount required, and we are complying with the additional requirements. See Note 12, Commitments and Contingencies, for further description of the outstanding DOE letters of credit as of December 31, 2019 and 2018.

In recent years, the DOE has proposed or promulgated a substantial number of new regulations that impact our U.S. Institutions, including, but not limited to, borrower defense to repayment, state authorization and financial responsibility. Changes in or new interpretations of applicable laws, DOE rules, or regulations could have a material adverse effect on the U.S. Institutions’ eligibility to participate in the Title IV programs.

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

Brazilian Regulation

We operate 12 post-secondary education institutions in Brazil. The responsibility of the federal government in regulating, monitoring and evaluating higher education institutions and undergraduate programs is exercised by the Brazilian Ministry of Education (the MEC), along with a number of related federal agencies and related offices. The MEC is the highest authority of the higher education system in Brazil and has the power to issue implementing rules, (regulations, notices, and technical advisories governing the conduct of higher education), as well as to regulate and monitor the higher education segment, including aspects like adherence by higher education institutions (HEIs) to the rules for federal education programs like Prouni and the Fundo de Financiamento Estudantil (the FIES program, or FIES), through one or more of which all of our institutions enroll students.

Additionally, Brazilian law requires that almost all change-of-control transactions by Laureate receive the prior approval of the Brazilian antitrust authority, the Conselho Administrativo de Defesa Economico (CADE).

As noted, Laureate’s institutions in Brazil participate in the FIES program, which is a federal program established to provide financing to students enrolled in courses in private institutions of higher education that have achieved a minimum satisfactory evaluation according to the National Higher Education Evaluation System (SINAES) and receive a grade of 3 or higher out of 5 on the National Examination of Student Performance (ENADE). Under this basic structure, FIES targets both of the government’s education policy goals: increased access and improved academic quality outcomes. As of December 31, 2019, approximately 7% of our total students in Brazil participated in FIES, representing approximately 13% of our 2019 Brazil net revenue. As of December 31, 2018, approximately 11% of our total students in Brazil participated in FIES, representing approximately 20% of our 2018 Brazil net revenue.

All of our Brazil HEIs adhere to Prouni, a federal program of tax benefits designed to increase higher education participation rates by making college more affordable. Prouni provides private HEIs with an exemption from certain federal taxes in exchange for granting partial and full scholarships to low-income students enrolled in traditional and technology undergraduate programs. HEIs may join Prouni by signing a term of membership valid for ten years and renewable for the same period. This term of membership shall include the number of scholarships to be offered in each program, unit and class, and a percentage of scholarships for degree programs to be given to indigenous and Afro-Brazilians. To join Prouni, an educational institution must maintain a certain relationship between the number of scholarships granted and the number of regular paying students. The relationship between the number of scholarships and regular paying students is tested annually. If this relationship is not observed during a given academic year due to the departure of students, the institution must adjust the number of scholarships in a proportional manner the following academic year. For the years ended December 31, 2019, 2018 and 2017, our HEIs granted Prouni scholarships of approximately $100,600, $112,500, and $115,200, respectively, that resulted in tax credits.

Chilean Regulation - Higher Education Bill

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

Note 21. Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Accounting standards utilize a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, which are described below:

•	Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets

•	Level 2 – Observable inputs other than quoted prices that are either directly or indirectly observable for the asset or liability

•	Level 3 – Unobservable inputs that are supported by little or no market activity

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

Equity securities - preferred stock investment

In 2013, Laureate purchased approximately 1,020 shares (the Shares) of preferred stock of a private education company for $5,000. This equity security did not have a readily determinable fair value. In June 2019, based on interest expressed by an investor to purchase the Shares, Laureate recorded this investment at its estimated fair value and recorded a non-operating gain of approximately $6,100. In September 2019, Laureate sold the Shares and received cash proceeds of $11,473, resulting in a total non-operating gain of $6,473 for the year ended December 31, 2019. The proceeds are included in Proceeds from sale of investment in the consolidated statement of cash flows.

As of December 31, 2019, Laureate did not hold any financial assets or liabilities that are measured at fair value on a recurring basis.

Laureate’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$3,259	$—	$—	$3,259
Liabilities
Derivative instruments	$10,677	$—	$—	$10,677

The changes in our Level 3 Derivative instruments measured at fair value on a recurring basis for the year ended December 31, 2019 were as follows:

Balance December 31, 2018	$(7,418)
Gain included in earnings:
Unrealized gains, net	4,021
Realized gains, net	3,256
Loss included in other comprehensive income	(7,950)
Settlements	(4,096)
Reclassification upon conversion of Series A Preferred Stock	—
Reclassification, currency translation adjustment and other	12,187
Balance December 31, 2019	$—

Laureate had no fair value measurements classified as Level 3 as of December 31, 2019.

The changes in our Level 3 Derivative instruments measured at fair value on a recurring basis for the year ended December 31, 2018 were as follows:

Balance December 31, 2017	$34,338
(Loss) gain included in earnings:
Unrealized losses, net	(41,217)
Realized gains, net	129,509
Gain included in other comprehensive income	13,709
Settlements	(3,306)
Reclassification upon conversion of Series A Preferred Stock	(140,320)
Currency translation adjustment and other	(131)
Balance December 31, 2018	$(7,418)

Note 22. Quarterly Financial Data (Unaudited)

The following quarterly financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Earnings per share are computed independently for each of the quarters presented. Per share amounts may not sum due to rounding. Summarized quarterly operating data were as follows:

	2019 Quarters Ended
Per share amounts in whole dollars	December 31	September 30	June 30	March 31
Revenues	$883,152	$773,699	$992,403	$601,072
Operating costs and expenses	727,898	727,969	775,240	693,099
Operating income (loss)	$155,254	$45,730	$217,163	$(92,027)

Income (loss) from continuing operations	$51,736	$(28,526)	$107,820	$(117,069)
(Loss) income from discontinued operations, net of tax	(12,531)	(27,137)	30,280	63,329
Gain (loss) on sales of discontinued operations, net of tax	21,372	(41,131)	641,516	248,005
Net loss (income) attributable to noncontrolling interests	298	1,568	1,976	(3,022)
Net income (loss) attributable to Laureate Education, Inc.	60,875	(95,226)	781,592	191,243
Accretion of Series A Preferred Stock and other redeemable noncontrolling interests and equity	(472)	(193)	194	263
Net income (loss) available to common stockholders	$60,403	$(95,419)	$781,786	$191,506

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.24	$(0.13)	$0.48	$(0.52)
Income (loss) from discontinued operations	0.04	(0.30)	3.00	1.37
Basic earnings (loss) per share	$0.28	$(0.43)	$3.48	$0.85
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.24	$(0.13)	$0.48	$(0.52)
Income (loss) from discontinued operations	0.04	(0.30)	3.00	1.37
Diluted earnings (loss) per share	$0.28	$(0.43)	$3.48	$0.85

	2018 Quarters Ended
Per share amounts in whole dollars	December 31	September 30	June 30	March 31
Revenues	$892,451	$778,255	$1,005,229	$614,278
Operating costs and expenses	757,970	749,259	786,235	712,879
Operating income (loss)	$134,481	$28,996	$218,994	$(98,601)

Income (loss) from continuing operations	$26,107	$(40,353)	$174,410	$(170,698)
Income (loss) from discontinued operations, net of tax	61,333	(37,905)	37,542	23,914
(Loss) gain on sales of discontinued operations, net of tax	(15,324)	(18,426)	12,003	318,327
Net income (loss) attributable to noncontrolling interests	(548)	1,895	456	(2,666)
Net income (loss) attributable to Laureate Education, Inc.	71,568	(94,789)	224,411	168,877
Accretion of Series A Preferred Stock and other redeemable noncontrolling interests and equity	(1,422)	324	(4,324)	(57,403)
Gain upon conversion of Series A convertible redeemable preferred stock	—	—	74,110	—
Net income (loss) available to common stockholders	$70,146	$(94,465)	$294,197	$111,474

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.11	$(0.18)	$1.14	$(1.22)
Income (loss) from discontinued operations	0.20	(0.24)	0.23	1.81
Basic earnings (loss) per share	$0.31	$(0.42)	$1.37	$0.59
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.11	$(0.18)	$0.78	$(1.22)
Income (loss) from discontinued operations	0.20	(0.24)	0.22	1.81
Diluted earnings (loss) per share	$0.31	$(0.42)	$1.00	$0.59

Note 23. Other Financial Information

Accumulated Other Comprehensive Income

AOCI in our Consolidated Balance Sheets includes the accumulated translation adjustments arising from translation of foreign subsidiaries’ financial statements, the unrealized gains or losses on derivatives designated as effective hedges, and the accumulated net gains or losses that are not recognized as components of net periodic benefit cost for our minimum pension liability. The components of these balances were as follows:

December 31,	2019			2018
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation loss	$(1,084,651)	$326	$(1,084,325)	$(1,127,719)	$459	$(1,127,260)
Unrealized gains on derivatives	10,416	—	10,416	18,366	—	18,366
Minimum pension liability adjustment	254	—	254	(3,342)	—	(3,342)
Accumulated other comprehensive loss	$(1,073,981)	$326	$(1,073,655)	$(1,112,695)	$459	$(1,112,236)

Laureate reports changes in AOCI in our Consolidated Statements of Stockholders’ Equity. See also Note 15, Derivative Instruments, and Note 19, Benefit Plans, for the effects of reclassifications out of AOCI into net income.

Foreign Currency Exchange of Certain Intercompany Loans

Laureate periodically reviews its investment and cash repatriation strategies in order to meet our liquidity requirements in the United States. Laureate recognized currency exchange adjustments attributable to intercompany loans that are not designated as indefinitely invested as Foreign currency exchange (loss) gain, net, of $(32,433), $(30,272) and $289 in the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, respectively.

Supplemental Schedule for Transactions with Noncontrolling Interest Holders

Transactions with noncontrolling interest holders had the following effects on the equity attributable to Laureate:

For the years ended December 31,	2019	2018	2017
Net income attributable to Laureate Education, Inc.	$938,484	$370,067	$91,465
Decrease in equity for changes in noncontrolling interests	(3,700)	(471)	(11,569)
Change from net income attributable to Laureate Education, Inc. and net transfers to the noncontrolling interests	$934,784	$369,596	$79,896

Write Off of Accounts and Notes Receivable

During the years ended December 31, 2019, 2018 and 2017, Laureate wrote off approximately $67,000, $93,000 and $92,000, respectively, of fully reserved accounts and notes receivable that were deemed uncollectible.

Note 24. Supplemental Cash Flow Information

Cash interest payments, prior to interest income, for Continuing Operations and Discontinued Operations were $188,682, $234,102 and $384,157 for the years ended December 31, 2019, 2018 and 2017, respectively. Net income tax cash payments for Continuing Operations and Discontinued Operations were $119,682, $143,000 and $130,469 for the years ended December 31, 2019, 2018 and 2017, respectively.

During the years ended December 31, 2018 and 2017, the Company paid cash dividends on the Series A Preferred Stock in the amount of $11,103 and $18,052, respectively. As discussed in Note 14, Share-based Compensation and Equity, on April 23, 2018, all of the issued and outstanding shares of the Series A Preferred Stock were converted into shares of the Company’s Class A common stock. Accordingly, the Company did not pay any cash dividends during the year ended December 31, 2019.

Reconciliation of Cash and cash equivalents and Restricted cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the December 31, 2017 balance. The December 31, 2019 and December 31, 2018 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018:

For the year ended December 31,	2019	2018	2017
Cash and cash equivalents	$339,629	$387,780	$319,040
Restricted cash	186,921	195,792	206,705
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$526,550	$583,572	$525,745

Note 25. Subsequent Events

Sale of Costa Rica Operations

On January 10, 2020, Laureate International B.V., a Netherlands private limited liability company (Laureate International), an indirect, wholly owned subsidiary of the Company, entered into, and consummated the transactions contemplated by, an Equity Purchase Agreement (the Costa Rica Agreement) with SP Costa Rica Holdings, LLC, a Delaware limited liability company (the Costa Rica Buyer).

Pursuant to the Agreement, the Costa Rica Buyer purchased from Laureate International (i) all of the equity units of Education Holding Costa Rica, S.R.L., which owns, directly or indirectly, all of the equity units of Lusitania S.R.L., Universidad U Latina,

S.R.L. (ULatina) and Universidad Americana UAM, S.R.L. (collectively, Laureate Costa Rica) and (ii) a note due from ULatina to Laureate International. Consideration for the transaction consisted of $15,000 paid at closing and up to $7,000 to be paid within the next two years if Laureate Costa Rica meets certain performance metrics. Additionally, Laureate Costa Rica retained obligations to pay approximately $30,000 in finance lease indebtedness for which the Costa Rica Buyer has no recourse to Laureate International.

The Costa Rica Buyer is controlled by certain affiliates of Sterling Capital Partners II, L.P. (Sterling II). Sterling II has the right to designate a director to the Laureate Board of Directors pursuant to a securityholders agreement, and Steven Taslitz currently serves as the Sterling-designated director. Mr. Taslitz did not participate in the Laureate Board of Directors’ consideration of the transaction, which was approved by Laureate's Audit Committee as a related party transaction.

Exploration of Strategic Alternatives

On January 27, 2020, Laureate announced that its Board of Directors had authorized the Company to explore strategic alternatives for each of its businesses to unlock shareholder value. As part of this process, the Company will evaluate all potential options for its remaining businesses, including sales, spin-offs or business combinations. There can be no assurance as to the outcome of this process, including whether it will result in the completion of any transaction, as to the values that may be realized from any potential transaction or as to how long the review process will take.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report.

Based on that evaluation, our CEO and CFO have concluded that, as of December 31, 2019, our disclosure controls and procedures are effective. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Certain of this information will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.
Information about our Executive Officers
The following table sets forth information regarding our current executive officers, including their ages. Executive officers serve at the request of the board of directors. There are no family relationships among any of our executive officers.

Name	Age	Position
Eilif Serck-Hanssen	54	Director, President and Chief Executive Officer
Marcelo Barbalho Cardoso	48	Chief Executive Officer, Brazil
Jean-Jacques Charhon	54	Executive Vice President and Chief Financial Officer
Timothy P. Grace	56	Chief Human Resources Officer
Juan José Hurtado	55	President and Chief Executive Officer, Laureate Mexico & Central America, and Senior Vice President, Global Operations & Learning and Innovation
Victoria E. Silbey	56	Senior Vice President, Secretary, Chief Legal Officer and Chief Ethics & Compliance Officer
Paula Singer	65	Chief Executive Officer, Walden and Laureate Online Partners
Eilif Serck-Hanssen has served as our Chief Executive Officer since January 2018 and became our President in July 2019. From March 2017 to December 2017, Mr. Serck-Hanssen served as our President and Chief Administrative Officer as well as our Chief Financial Officer. From July 2008 through March 2017, Mr. Serck-Hanssen served as our Executive Vice President and Chief Financial Officer. From February 2008 until July 2008, Mr. Serck-Hanssen served as chief financial officer and president of international operations at XOJET, Inc. In January 2005, Mr. Serck-Hanssen was part of the team that founded Eos Airlines, Inc., a premium airline, and until February 2008, Mr. Serck-Hanssen served as its executive vice president and chief financial officer. Prior to starting Eos Airlines, Mr. Serck-Hanssen served in several financial executive positions at US Airways, Inc. (now American Airlines, Inc.) and Northwest Airlines, Inc. (now Delta Airlines, Inc.), including serving as a senior vice president and Treasurer of US Airways, Inc. Prior to joining the airline industry, Mr. Serck-Hanssen spent over five years with PepsiCo, Inc., in various international locations and three years with PricewaterhouseCoopers LLP (formerly Coopers & Lybrand Deloitte) in London. He is an Associate Chartered Accountant (ACA) and a member of the Institute of Chartered Accountants in England and Wales. Mr. Serck-Hanssen earned a B.A. from the University of Kent at Canterbury (United Kingdom), a B.S. from the Bergen University College (Norway) and an M.B.A. from the University of Chicago Booth School of Business.
Marcelo Barbalho Cardoso serves as our Chief Executive Officer (CEO) of Laureate Brazil. As CEO, Mr. Cardoso manages strategy and operations in Brazil and works with the executive team to carry out long-term projects and goals. Mr. Cardoso has been with Laureate since 2011, holding several leadership positions across our Brazil operations, starting as VP, Business Development and M&A, to his most recent role as Chief Transformation Officer. Previous to Laureate, Mr. Cardoso served as Latin America Vice President, Business Ops & CFO for Dell EMC Computer Systems and held senior leadership positions at Johnson Controls. Mr. Cardoso earned an undergraduate degree in chemical engineering from Universidade Estadual de Campinas (Brazil) and an MBA in management from the University of Michigan.
Jean-Jacques Charhon was appointed Executive Vice President and Chief Financial Officer effective January 1, 2018. Prior to joining the Company, Mr. Charhon served as a special advisor to the board of directors of Purdue Pharma. Mr. Charhon served as Chief Financial Officer of Purdue Pharma from June 2015 until August 2017. From July 2014 until December 2014, Mr. Charhon served as Chief Financial Officer of Cnova, and thereafter served as counsel to the chairman of the board of directors from January 2015 to June 2015. Prior to joining Cnova, Mr. Charhon worked for four years at Hewlett Packard, where he joined as Chief Financial Officer of the PC division before becoming Chief Operating Officer of Enterprise Services. This role followed eight years at General Electric, where he most recently served as Chief Financial Officer of GE Healthcare for the Americas, and four years at Novartis, where he held various global financial leadership roles of increasing responsibility. Mr. Charhon earned a Baccalaureate in Math, Physics & Chemistry from the French Lycée of Brussels and a Commercial Engineer degree from the Université Libre de Bruxelles-Solvay School of Management.

Timothy P. Grace has served as our Chief Human Resources Officer since May 2018. Prior to joining the Company, Mr. Grace served as the Chief Human Resources Officer for Toys”R”Us, Inc. from September 2015 to May 2018. From March 2014 to September 2015, he served as Group Vice President of Human Resources at L’Oréal Group, and from 2002 to March 2014, he served as Senior Vice President of Human Resources for the Americas at Schindler Elevator Corporation. Mr. Grace earned a B.A. from the State University of New York at Fredonia and an M.S. from West Virginia University.
Juan José Hurtado has served as our Senior Vice President with responsibility for Global Operations and Learning and Innovation since February 2018 and became our President and Chief Executive Officer of Laureate Mexico & Central America in January 2020. Mr. Hurtado was Laureate’s CEO for Central America from 2014 to 2017 and served as Vice President for Human Resources for the Latin America Region from 2012 to 2014. He was Vice President for Human Resources and Corporate Affairs at Unilever in Mexico, the Caribbean, and Central America from 2003 to 2012. Mr. Hurtado earned a bachelor’s degree in industrial engineering from Lima University (Peru) and an M.B.A. from IESE (University of Navarra) in Barcelona, Spain.
Victoria E. Silbey has served as our Senior Vice President, Secretary and Chief Legal Officer since September 2017 and became our Chief Ethics & Compliance Officer in November 2019. Prior to joining the Company, Ms. Silbey spent nearly 20 years at SunGard Data Systems Inc., a global software and services company, where she was the Chief Legal Officer and Senior Vice President. Previously, she was an attorney with Morgan, Lewis & Bockius LLP. Ms. Silbey earned a B.A. and a J.D. from Cornell University and a Master of Philosophy degree from Oxford University.
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
Except as described below, during the past ten years (i) no petition has been filed under federal bankruptcy laws or any state insolvency laws by or against any of our executive officers, (ii) no receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our executive officers and (iii) none of our executive officers was an executive officer of any business entity or a general partner of any partnership at or within two years before the filing of a petition under the federal bankruptcy laws or any state insolvency laws by or against such entity. In September 2017, during the time that Mr. Grace was an executive officer at Toys”R”Us, Inc., that company filed for protection under Chapter 11 of the U.S. Bankruptcy Code.
With the exception of Mr. Cardoso, who holds Brazilian citizenship, Mr. Charhon, who holds French citizenship and is a permanent resident of the United States, and Mr. Hurtado, who holds Mexican citizenship, all of the executive officers listed above are U.S. citizens.

Item 11. Executive Compensation

This information will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

This information will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:
(1) Financial Statements (certain schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto).
(2) Those exhibits required by Item 601 of Regulation S-K and by paragraph (b) below.
(b) The following exhibits are filed as part of this Annual Report or, where indicated, were filed and are incorporated by reference:

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.1#	Amended and Restated Sale and Purchase Agreement, dated as of November 22, 2017 and amended and restated on January 11, 2018, by and among LEI European Investments B.V., Laureate International B.V. and Galileo Global Education Luxco S.À R.L.	10-K	001-38002	2.7	03/20/2018
2.2#	Sale and Purchase Agreement, dated April 12, 2018, among LEI European Investments B.V., Laureate International B.V. and Global University Systems Germany B.V.	8-K	001-38002	2.1	04/18/2018
2.3#	Asset Purchase Agreement, dated January 15, 2018, among Kendall College, LLC, The Dining Room at Kendall NFP, National Louis University and Laureate Education, Inc.	8-K	001-38002	2.1	08/07/2018
2.4#	Membership Interest Purchase Agreement, dated April 24, 2018, by and among Laureate Education, Inc., Exeter Street Holdings, LLC, University of St. Augustine for Health Sciences, LLC and University of St. Augustine Acquisition Corp.	10-Q	001-38002	2.4	08/09/2018
2.5#	Sale and Purchase Agreement, dated December 12, 2018, by and among Iniciativas Culturales de España S.L., Laureate I B.V. and Samarinda Investments, S.L.	10-K	001-38002	2.5	02/28/2019
2.6#	Share Purchase Agreement relating to the sale and purchase of equity shares of Pearl Retail Solutions Private Limited, M-Power Energy India Private Limited and Data Ram Sons Private Limited	8-K	001-38002	2.1	05/13/2019
2.7#	Share Purchase Agreement relating to all the shares in the capital of Education Turkey B.V.	8-K	001-38002	2.1	08/29/2019
2.8*#	Equity Purchase Agreement, dated January 10, 2020, by and among SP Costa Rica Holdings, LLC, Laureate International B.V. and Laureate Education, Inc.
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-207243	3.1	01/31/2017
3.2	Amended and Restated Bylaws	S-1/A	333-207243	3.2	01/31/2017
3.3	Certificate of Retirement of Convertible Redeemable Preferred Stock, Series A	8-K	001-38002	3.1	07/20/2018
4.1*	Description of Capital Stock of Laureate Education, Inc.
4.2	Indenture, dated as of April 26, 2017, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.250% Senior Notes due 2025	8-K	001-38002	4.3	04/27/2017
4.3	Form of 8.250% Senior Note due 2025 (included as Exhibit A to Exhibit 4.3)	8-K	001-38002	4.3	04/27/2017
10.1†	2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	S-1/A	333-207243	10.31	11/20/2015
10.2†	2007 Stock Incentive Plan Form of Stock Option Agreement, as amended on August 31, 2010	S-1/A	333-207243	10.32	11/20/2015
10.3†	2013 Long-Term Incentive Plan Form of Stock Option Agreement effective as of September 11, 2013	S-1/A	333-207243	10.34	11/20/2015
10.4†	Laureate Education, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2009	S-1/A	333-207243	10.35	11/20/2015

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.5†	Form of Management Stockholder’s Agreement for equityholders	S-1/A	333-207243	10.36	11/20/2015
10.6†	Employment Offer Letter, dated July 21, 2008, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S-1/A	333-207243	10.40	11/20/2015
10.7†	Amendment to Employment Offer Letter, dated December 9, 2010, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S-1/A	333-207243	10.41	11/20/2015
10.8†	Form of Time‑Based Restricted Stock Units Agreement, for grants from and after September 11, 2013	S-1/A	333-207243	10.43	11/20/2015
10.9	Master Service and Confidentiality Agreement, dated April 28, 2014, by and between Laureate Education, Inc. and Accenture LLP	S-1/A	333-207243	10.45	11/20/2015
10.10‡	System Wide Master Agreement, dated April 10, 2015, between Blackboard Inc. and Laureate Education, Inc.	S-1/A	333-207243	10.46	11/20/2015
10.11†	Form of Stockholders’ Agreement for Entity‑Appointed Directors	S-1/A	333-207243	10.47	11/20/2015
10.12†	Form of Stockholders’ Agreement for Individual Directors	S-1/A	333-207243	10.48	11/20/2015
10.13†	Executive Retention Agreement, dated February 25, 2016, by and between Ricardo Berckemeyer and Laureate Education, Inc., effective as of September 1, 2015	S-1/A	333-207243	10.54	05/20/2016
10.14†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016 for Named Executive Officers	S-1/A	333-207243	10.57	05/20/2016
10.15†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016	S-1/A	333-207243	10.58	05/20/2016
10.16†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for 2016 for Named Executive Officers	S-1/A	333-207243	10.59	05/20/2016
10.17†	2013 Long‑Term Incentive Plan Form of Restricted Stock Units Agreement for 2016	S-1/A	333-207243	10.60	05/20/2016
10.18	Subscription Agreement, dated as of December 4, 2016, by and among Laureate Education, Inc., Macquarie Sierra Investment Holdings Inc., and each of the other Persons listed on Schedule A and Schedule B thereto.	S-1/A	333-207243	10.63	12/15/2016
10.19	Registration Rights Agreement by and among Laureate Education, Inc., each of the Investors set forth on Schedule A thereto, Douglas L. Becker and Wengen Alberta, Limited Partnership	10-K	001-38002	10.29	03/20/2018
10.20	Investors’ Stockholders Agreement by and among Laureate Education, Inc., Wengen Alberta, Limited Partnership and the Investors set forth on Schedule A thereto	10-K	001-38002	10.30	03/20/2018
10.21†	Form of Cash Long‑Term Incentive Plan Agreement	S-1/A	333-207243	10.73	01/10/2017
10.22	Amended and Restated Securityholders Agreement by and among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.1	02/06/2017
10.23	Amended and Restated Registration Rights Agreement by and among Wengen Alberta, Limited Partnership, Wengen Investments Limited, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.2	02/06/2017
10.24†	Amendment to the 2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	10-K	001-38002	10.76	03/29/2017
10.25	Amended and Restated Guarantee, dated as of April 26, 2017, by Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as guarantors, in favor of Citibank, N.A., as collateral agent	10-Q	001-38002	10.83	05/11/2017
10.26	Amended and Restated Pledge Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as pledgors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.84	05/11/2017

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.27	Amended and Restated Security Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as grantors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.85	05/11/2017
10.28	Second Amended and Restated Collateral Agreement, dated as of April 26, 2017, between Walden University, LLC, certain other domestic subsidiaries of Laureate Education, Inc. from time to time, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.86	05/11/2017
10.29†	Laureate Education, Inc. Amended and Restated 2013 Long-Term Incentive Plan	8-K	001-38002	10.1	06/20/2017
10.30†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Annual Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.51	08/08/2017
10.31†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017	10-Q	001-38002	10.52	08/08/2017
10.32†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017	10-Q	001-38002	10.53	08/08/2017
10.33†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017	10-Q	001-38002	10.54	08/08/2017
10.34†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.55	08/08/2017
10.35†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.56	08/08/2017
10.36†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.57	08/08/2017
10.37†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017 for Certain Executives	10-Q	001-38002	10.58	08/08/2017
10.38†	Form of 2017-2018 Laureate Executive Cash Long-Term Bonus Plan for Certain Executives	10-Q	001-38002	10.59	08/08/2017
10.39†	Employment Offer Letter, dated August 15, 2017, between Laureate Education, Inc. and Victoria Silbey	10-Q	001-38002	10.61	11/08/2017
10.40†	Form of Stock Option Agreement with exercise price of $18.36 for certain executives	10-Q	001-38002	10.64	11/08/2017
10.41†	Form of Stock Option Agreement with exercise price of $21.00 for certain executives	10-Q	001-38002	10.65	11/08/2017
10.42†	Employment Offer Letter, dated November 6, 2017, between Laureate Education, Inc. and Jean-Jacques Charhon	10-K	001-38002	10.67	03/20/2018
10.43†	Transitional Employment Agreement, effective as of November 9, 2017, between Paula Singer and Laureate Education, Inc.	10-K	001-38002	10.68	03/20/2018
10.44†	Stock Option Agreement, dated as of January 2, 2018, between Jean-Jacques Charhon and Laureate Education, Inc.	10-Q	001-38002	10.71	05/09/2018
10.45†	Employment Offer Letter, dated May 3, 2018, between Timothy Grace and Laureate Education, Inc.	10-Q	001-38002	10.72	08/09/2018
10.46†	Amended and Restated International Letter of Assignment, dated July 12, 2017, between Neel Broker and Laureate Education, Inc.	10-K	001-38002	10.73	02/28/2019
10.47†	Addendum, dated December 18, 2018, to the Amended and Restated International Letter of Assignment between Neel Broker and Laureate Education, Inc.	10-K	001-38002	10.74	02/28/2019
10.48†	Form of 2019 Annual Incentive Plan	10-Q	001-38002	10.62	08/08/2019

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.49†	Form of Director Indemnity Agreement	10-Q	001-38002	10.64	08/08/2019
10.50†	Separation Agreement, dated July 14, 2019, between Ricardo Berckemeyer and Laureate Education, Inc., effective as of July 15, 2019	10-Q	001-38002	10.65	08/08/2019
10.51†	Separation Agreement and General Release, dated July 25, 2019, between Jose Roberto Loureiro and Laureate Education, Inc., effective as of July 29, 2019	10-Q	001-38002	10.66	08/08/2019
10.52#	Third Amended and Restated Credit Agreement, dated as of October 7, 2019, among Laureate Education, Inc., the lending institutions from time to time parties thereto, and Citibank, N.A., as administrative agent and collateral agent	8-K	001-38002	10.1	10/11/2019
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32*	Certifications pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
Ex. 101.INS*	XBRL Instance Document - - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
Ex. 101.SCH*	Inline XBRL Taxonomy Extension Schema Document
Ex. 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Ex. 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Laureate Education, Inc. hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.
†	Indicates a management contract or compensatory plan or arrangement.
‡	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the U.S. Securities and Exchange Commission.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2020.

Laureate Education, Inc.

By: /s/ JEAN-JACQUES CHARHON
Jean-Jacques Charhon
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ EILIF SERCK-HANSSEN	President, Chief Executive Officer and Director	February 27, 2020
Eilif Serck-Hanssen	(Principal Executive Officer)

/s/ JEAN-JACQUES CHARHON	Executive Vice President and Chief Financial Officer	February 27, 2020
Jean-Jacques Charhon	(Principal Financial Officer)

/s/ TAL DARMON	Chief Accounting Officer, Senior Vice President and Global Corporate Controller (Principal Accounting Officer)	February 27, 2020
Tal Darmon

/s/ KENNETH W. FREEMAN	Chairman of the Board	February 27, 2020
Kenneth W. Freeman

/s/ BRIAN F. CARROLL	Director	February 27, 2020
Brian F. Carroll

/s/ ANDREW B. COHEN	Director	February 27, 2020
Andrew B. Cohen

/s/ WILLIAM L. CORNOG	Director	February 27, 2020
William L. Cornog

/s/ PEDRO DEL CORRO	Director	February 27, 2020
Pedro del Corro

/s/ MICHAEL J. DURHAM	Director	February 27, 2020
Michael J. Durham

/s/ GEORGE MUÑOZ	Director	February 27, 2020
George Muñoz

/s/ DR. JUDITH RODIN	Director	February 27, 2020
Dr. Judith Rodin

/s/ IAN K. SNOW	Director	February 27, 2020
Ian K. Snow

/s/ STEVEN M. TASLITZ	Director	February 27, 2020
Steven M. Taslitz