Form 10-Q
period 2020-03-31
LAUREATE EDUCATION, INC.
filed 2020-05-07
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
OR
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
Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                 Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                                                                               Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐
Smaller reporting company ☐    Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2020
Class A common stock, par value $0.004 per share	119,074,637 shares
Class B common stock, par value $0.004 per share	90,813,257 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended March 31,	2020	2019
	(Unaudited)	(Unaudited)
Revenues	$528,557	$601,072
Costs and expenses:
Direct costs	588,987	639,190
General and administrative expenses	52,937	53,911
Loss on impairment of assets	3,768	—
Operating loss	(117,135)	(92,029)
Interest income	2,667	3,553
Interest expense	(36,110)	(54,653)
Loss on debt extinguishment	—	(10,622)
Gain on derivatives	802	5,183
Other (expense) income, net	(102)	397
Foreign currency exchange gain (loss), net	35,944	(4,746)
Gain on sales of subsidiaries, net	2,729	—
Loss from continuing operations before income taxes and equity in net income of affiliates	(111,205)	(152,917)
Income tax benefit	235,102	35,848
Equity in net income of affiliates, net of tax	185	—
Income (loss) from continuing operations	124,082	(117,069)
(Loss) income from discontinued operations, net of tax expense of $1,482 and $10,141, respectively	(3,804)	63,329
(Loss) gain on sales of discontinued operations, including tax benefit of $1,591 and $287, respectively	(21,962)	248,005
Net income	98,316	194,265
Net loss (income) attributable to noncontrolling interests	1,299	(3,022)
Net income attributable to Laureate Education, Inc.	$99,615	$191,243

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.59	$(0.52)
(Loss) income from discontinued operations	(0.12)	1.37
Basic and diluted earnings per share	$0.47	$0.85

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended March 31,	2020	2019
	(Unaudited)	(Unaudited)
Net income	$98,316	$194,265
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	(330,116)	49,551
Unrealized gain on derivative instruments, net of tax of $0	—	2,609
Minimum pension liability adjustment, net of tax of $0	(932)	—
Total other comprehensive (loss) income	(331,048)	52,160
Comprehensive (loss) income	(232,732)	246,425
Net comprehensive loss (income) attributable to noncontrolling interests	540	(3,052)
Comprehensive (loss) income attributable to Laureate Education, Inc.	$(232,192)	$243,373

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	March 31, 2020	December 31, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (includes VIE amounts of $145,502 and $157,003, see Note 2)	$546,675	$339,629
Restricted cash	196,385	186,921
Receivables:
Accounts and notes receivable	535,408	432,910
Other receivables	20,785	18,350
Allowance for doubtful accounts	(173,173)	(190,785)
Receivables, net	383,020	260,475
Income tax receivable	39,948	22,416
Prepaid expenses and other current assets	73,582	49,686
Current assets held for sale	72,415	83,800
Total current assets (includes VIE amounts of $422,752 and $346,125, see Note 2)	1,312,025	942,927
Notes receivable, net	12,296	9,882
Property and equipment:
Land	205,826	229,663
Buildings	597,641	662,376
Furniture, equipment and software	855,607	952,599
Leasehold improvements	286,184	329,011
Construction in-progress	63,064	57,393
Accumulated depreciation and amortization	(937,277)	(1,031,823)
Property and equipment, net	1,071,045	1,199,219
Operating lease right-of-use assets, net	768,747	861,878
Land use rights, net	1,329	1,628
Goodwill	1,501,042	1,701,495
Other intangible assets:
Tradenames	1,069,084	1,119,454
Other intangible assets, net	1,045	1,431
Deferred costs, net	64,156	69,998
Deferred income taxes	333,325	125,417
Other assets	146,672	176,326
Long-term assets held for sale	216,316	305,973
Total assets (includes VIE amounts of $981,102 and $948,632, see Note 2)	$6,497,082	$6,515,628

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	March 31, 2020	December 31, 2019
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$91,285	$119,523
Accrued expenses	211,347	214,808
Accrued compensation and benefits	112,672	182,080
Deferred revenue and student deposits	505,716	216,816
Current portion of operating leases	84,241	91,558
Current portion of long-term debt and finance leases	191,254	118,822
Current portion of due to shareholders of acquired companies	8,587	11,523
Income taxes payable	24,085	25,501
Other current liabilities	21,572	25,969
Current liabilities held for sale	60,602	64,204
Total current liabilities (includes VIE amounts of $267,151 and $142,343, see Note 2)	1,311,361	1,070,804
Long-term operating leases, less current portion	712,564	792,358
Long-term debt and finance leases, less current portion	1,411,686	1,260,317
Due to shareholders of acquired companies, less current portion	8,282	9,995
Deferred compensation	12,839	12,744
Income taxes payable	53,675	62,200
Deferred income taxes	190,563	218,378
Other long-term liabilities	143,353	147,472
Long-term liabilities held for sale	70,988	124,914
Total liabilities (includes VIE amounts of $395,516 and $257,199, see Note 2)	3,915,311	3,699,182
Redeemable noncontrolling interests and equity	11,963	12,295
Stockholders' equity:
Preferred stock, par value $0.001 per share – 49,889 shares authorized as of March 31, 2020 and December 31, 2019, respectively, no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Class A common stock, par value $0.004 per share – 700,000 shares authorized, 136,702 shares issued and 119,075 shares outstanding as of March 31, 2020 and 135,583 shares issued and 119,575 shares outstanding as of December 31, 2019	546	542
Class B common stock, par value $0.004 per share – 175,000 shares authorized, 90,813 shares issued and outstanding as of March 31, 2020 and 90,831 shares issued and outstanding as of December 31, 2019	363	363
Additional paid-in capital	3,752,186	3,724,636
Retained earnings	536,124	436,509
Accumulated other comprehensive loss	(1,405,788)	(1,073,981)
Treasury stock at cost (17,627 shares held at March 31, 2020 and 16,008 shares held at December 31, 2019)	(300,309)	(271,106)
Total Laureate Education, Inc. stockholders' equity	2,583,122	2,816,963
Noncontrolling interests	(13,314)	(12,812)
Total stockholders' equity	2,569,808	2,804,151
Total liabilities and stockholders' equity	$6,497,082	$6,515,628

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the three months ended March 31,	2020	2019
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net income	$98,316	$194,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,161	47,644
Amortization of operating lease right-of-use assets	23,257	33,374
Loss on impairment of assets	3,768	—
Loss (gain) on sales of subsidiaries and disposal of property and equipment, net	21,175	(246,803)
Gain on derivative instruments	(802)	(5,343)
Payments for settlement of derivative contracts	—	(8,233)
Loss on debt extinguishment	—	10,622
Non-cash interest expense	5,091	5,076
Non-cash share-based compensation expense	1,984	3,149
Bad debt expense	22,912	23,650
Deferred income taxes	(248,701)	8,835
Unrealized foreign currency exchange (gain) loss	(29,720)	5,458
Non-cash loss from non-income tax contingencies	6,514	4,561
Other, net	3,982	1,537
Changes in operating assets and liabilities:
Receivables	(173,760)	(264,944)
Prepaid expenses and other assets	(32,084)	(62,433)
Accounts payable and accrued expenses	(64,924)	(47,929)
Income tax receivable/payable, net	2,709	(45,012)
Deferred revenue and other liabilities	312,593	387,500
Net cash (used in) provided by operating activities	(3,529)	44,974
Cash flows from investing activities
Purchase of property and equipment	(24,582)	(32,319)
Expenditures for deferred costs	(3,500)	(3,488)
Receipts from sales of discontinued operations, net of cash sold, and property and equipment	4,032	330,998
Business acquisitions, net of cash acquired	—	(1,194)
Payments from related parties	87	87
Net cash (used in) provided by investing activities	(23,963)	294,084
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	499,479	90,630
Payments on long-term debt	(226,505)	(532,592)
Payments of deferred purchase price for acquisitions	(1,488)	(369)
Proceeds from exercise of stock options	26,754	—
Payments to repurchase common stock	(29,203)	—
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(1,140)	(1,420)
Payments of debt issuance costs	—	(5,226)
Distributions to noncontrolling interest holders	—	(625)
Net cash provided by (used in) financing activities	267,897	(449,602)
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	(33,613)	2,042
Change in cash included in current assets held for sale	9,718	(2,825)
Net change in Cash and cash equivalents and Restricted cash	216,510	(111,327)
Cash and cash equivalents and Restricted cash at beginning of period	526,550	583,572
Cash and cash equivalents and Restricted cash at end of period	$743,060	$472,245

The accompanying notes are an integral part of these consolidated financial statements.

Laureate Education, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands)
Note 1. Description of Business

Laureate Education, Inc. and subsidiaries (hereinafter Laureate, we, us, our, or the Company) provide higher education programs and services to students through an international portfolio of licensed universities and higher education institutions (institutions). Laureate's programs are provided through institutions that are campus-based and internet-based, or through electronically distributed educational programs (online). In response to the COVID-19 pandemic, we have temporarily transitioned the educational delivery method at all of our campus-based institutions to be online and are leveraging our existing technologies and learning platforms to serve students outside of the traditional classroom setting.

We are domiciled in Delaware as a public benefit corporation, a demonstration of our long-term commitment to our mission to benefit our students and society. The Company completed its initial public offering (IPO) on February 6, 2017 and its shares are listed on the Nasdaq Global Select Market under the symbol “LAUR.”

Discontinued Operations

On August 9, 2018, the Company announced the divestiture of additional subsidiaries located in Europe, Asia and Central America, which were included in the Rest of World, Andean, and Central America (formerly Central America & U.S. Campuses) segments. Previously, the Company had announced the divestiture of certain subsidiaries in the Rest of World and Central America segments. After completing all of these announced divestitures, the Company’s remaining principal markets would be Brazil, Chile, Mexico and Peru, along with the Online & Partnerships segment and the institutions in Australia and New Zealand. This represented a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, all of the divestitures that were part of this strategic shift, including the divestitures announced on August 9, 2018 and those announced previously, as well as the Company's operations in the Kingdom of Saudi Arabia that were managed under a contract that expired on August 31, 2019 and was not renewed, are accounted for as discontinued operations for all periods presented in accordance with Accounting Standards Codification (ASC) 205-20, “Discontinued Operations” (ASC 205). See Note 4, Discontinued Operations and Assets Held for Sale, for more information. Unless indicated otherwise, the information in the footnotes to the Consolidated Financial Statements relates to continuing operations.

Exploration of Strategic Alternatives

On January 27, 2020, Laureate announced that its Board of Directors had authorized the Company to explore strategic alternatives for each of its businesses to unlock shareholder value. As part of this process, the Company will evaluate all potential options for its remaining businesses, including sales, spin-offs or business combinations. There can be no assurance as to the outcome of this process, including whether it will result in the completion of any transaction, as to the values that may be realized from any potential transaction or as to how long the review process will take. The rationale for embarking on the strategic review process has not changed. However, as a result of the COVID-19 pandemic and its continuing effect on market conditions, the strategic review is progressing at a slower pace than anticipated. During the quarter ended March 31, 2020, no additional entities met the held-for-sale criteria and therefore, there were no changes to the entities classified as Discontinued Operations.

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, these financial statements include all adjustments considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with Laureate's audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the 2019 Form 10-K).

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

The VIEs in Brazil, for 2019, and Mexico include several not-for-profit foundations that had insignificant revenues and operating expenses. Selected Consolidated Statements of Operations information for VIEs that are included in continuing operations was as follows, net of the charges related to the above-described contractual arrangements:

For the three months ended March 31,	2020	2019
Selected Statements of Operations information:
Revenues, by segment:
Brazil	$—	$—
Mexico	5	—
Andean	36,466	56,450
Revenues	36,471	56,450

Depreciation and amortization	5,924	6,096

Operating loss, by segment:
Brazil	—	(18)
Mexico	(168)	(97)
Andean	(32,305)	(27,220)
Operating loss	(32,473)	(27,335)

Net loss attributable to Laureate Education, Inc.	(30,675)	(24,200)

The following table reconciles the Net loss attributable to Laureate Education, Inc. as presented in the table above, to the amounts in our Consolidated Statements of Operations:

For the three months ended March 31,	2020	2019
Net (loss) income attributable to Laureate Education, Inc.:
Variable interest entities	$(30,675)	$(24,200)
Other operations	(82,630)	(45,211)
Corporate and eliminations	212,920	260,654
Net income (loss) attributable to Laureate Education, Inc.	$99,615	$191,243

The following table presents selected assets and liabilities of the consolidated VIEs. Except for Goodwill, the assets in the table below include the assets that can be used only to settle the obligations for the VIEs. The liabilities in the table are liabilities for which the creditors of the VIEs do not have recourse to the general credit of Laureate.

	March 31, 2020		December 31, 2019
	VIE	Consolidated	VIE	Consolidated
Balance Sheets data:
Cash and cash equivalents	$145,502	$546,675	$157,003	$339,629
Current assets held for sale	18,900	72,415	16,050	83,800
Other current assets	258,350	692,935	173,072	519,498
Total current assets	422,752	1,312,025	346,125	942,927

Goodwill	140,673	1,501,042	159,957	1,701,495
Tradenames	55,434	1,069,084	61,691	1,119,454
Other intangible assets, net	—	1,045	—	1,431
Operating lease right-of-use assets, net	62,851	768,747	65,761	861,878
Long-term assets held for sale	62,257	216,316	52,519	305,973
Other long-term assets	237,135	1,628,823	262,579	1,582,470
Total assets	981,102	6,497,082	948,632	6,515,628

Current liabilities held for sale	11,784	60,602	11,741	64,204
Other current liabilities	255,367	1,250,759	130,602	1,006,600
Long-term operating leases, less current portion	53,156	712,564	56,571	792,358
Long-term liabilities held for sale	39,199	70,988	29,666	124,914
Long-term debt and other long-term liabilities	36,010	1,820,398	28,619	1,711,106
Total liabilities	395,516	3,915,311	257,199	3,699,182

Total stockholders' equity	585,586	2,569,808	691,433	2,804,151
Total stockholders' equity attributable to Laureate Education, Inc.	585,586	2,583,122	691,433	2,816,963
The amounts classified as held-for-sale assets and liabilities in the table above relate to a VIE that is included in our Central America segment.

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

COVID-19

The outbreak of COVID-19 has caused domestic and global disruption in operations for institutions of higher education. The long-term effect to the Company of the COVID-19 pandemic depends on numerous factors, including, but not limited to, the effect on student enrollment, tuition pricing, and collections in future periods, which cannot be fully quantified at this time. As of March 31, 2020 and through the date of this Form 10-Q, the Company evaluated its accounting estimates that require consideration of forecasted financial information, based on current information reasonably available to us. The forecast also includes certain estimates and assumptions around macroeconomic conditions and the timing of campuses reopening. While this evaluation did not result in a material effect to the Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2020, future evaluations could result in a material effect, including potential impairments, depending on the eventual impact to the Company of the COVID-19 pandemic, including but not limited to, its effect on student enrollment, tuition pricing, and collections in future periods.

Recently Adopted Accounting Standards

Accounting Standards Update (ASU) No. 2016-13 (ASU 2016-13), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, which sets forth a “current expected credit loss” (CECL) model and requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. ASU 2016-13 applies to financial instruments that are not measured at fair value, including receivables that result from revenue transactions. This ASU was effective for Laureate beginning on January 1, 2020 and did not have a material impact on our Consolidated Financial Statements. Laureate adopted this ASU using the modified retrospective transition method. Under this transition method, the new standard is applied from January 1, 2020 without restatement of comparative period amounts. The impact of transitioning to the new standard was immaterial and no adjustment was recorded to retained earnings for the cumulative effect of adopting this ASU on January 1, 2020. Results for reporting periods beginning after January 1, 2020 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

ASU No. 2017-04 (ASU 2017-04), Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04 in order to simplify the test for goodwill impairment by eliminating Step 2, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Under the amendments in this ASU, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU was effective for Laureate beginning on January 1, 2020 and the adoption of this guidance did not have a material impact on our Consolidated Financial Statements. The Company's next annual goodwill impairment test will occur as of October 1, 2020.

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

The following table shows the components of Revenues by reportable segment and as a percentage of total net revenue for the three months ended March 31, 2020 and 2019:

	Brazil	Mexico	Andean	Rest of World	Online & Partnerships	Corporate(1)	Total
2020
Tuition and educational services	$155,144	$164,165	$89,260	$46,581	$174,359	$—	$629,509	119%
Other	1,983	27,216	11,693	1,770	11,786	1,080	55,528	11%
Gross revenue	157,127	191,381	100,953	48,351	186,145	1,080	685,037	130%
Less: Discounts / waivers / scholarships	(73,446)	(37,174)	(11,445)	(4,775)	(29,640)	—	(156,480)	(30)%
Total	$83,681	$154,207	$89,508	$43,576	$156,505	$1,080	$528,557	100%
2019
Tuition and educational services	$201,254	$164,802	$137,403	$34,589	$181,050	$—	$719,098	120%
Other	1,925	26,496	15,847	1,945	12,008	491	58,712	9%
Gross revenue	203,179	191,298	153,250	36,534	193,058	491	777,810	129%
Less: Discounts / waivers / scholarships	(93,210)	(34,834)	(14,308)	(3,102)	(31,284)	—	(176,738)	(29)%
Total	$109,969	$156,464	$138,942	$33,432	$161,774	$491	$601,072	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $535,408 and $432,910 as of March 31, 2020 and December 31, 2019, respectively. The increase in the contract assets balance at March 31, 2020 compared to December 31, 2019 is primarily driven by our enrollment cycles. The first and third calendar quarters generally coincide with the primary and secondary intakes for our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $505,716 and $216,816 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively. The increase in the contract liability balance during the period ended March 31, 2020 is the result of semester billings and cash payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the three months ended March 31, 2020 that was included in the contract liability balance at the beginning of the year was approximately $149,300.

Note 4. Discontinued Operations and Assets Held for Sale

As discussed in Note 1, Description of Business, on August 9, 2018, the Company announced that it planned to focus on its principal markets and would divest certain of its other markets. The principal markets that would remain (the Continuing Operations) included Brazil, Chile, Mexico, and Peru, along with the Online & Partnerships segment and the institutions in Australia and New Zealand. At the time of the announcement on August 9, 2018, the markets being divested by sale (the Discontinued Operations) included the institutions in Portugal and Spain, which were part of the Andean segment, all remaining institutions in the Central America segment, and all remaining institutions in the Rest of World segment, except for Australia, New Zealand and the managed institutions in the Kingdom of Saudi Arabia and China. The institutions in the Kingdom of Saudi Arabia were managed under a contract that expired at the end of August 2019 and was not renewed. Accordingly, these institutions were disposed of other than by sale on August 31, 2019 and, beginning in the third quarter of 2019, have been included in Discontinued Operations for all periods presented. As of March 31, 2020, one VIE institution in Honduras is included in the Discontinued Operations.

The goal of the divestitures was to create a more focused and simplified business model and generate proceeds to be used for further repayment of long-term debt. As described in Note 5, Dispositions, a number of sale transactions closed during 2019 and 2020. The timing and ability to complete any of the remaining transactions is uncertain and will be subject to market and other conditions, which may include regulatory approvals and consents of third parties.

Summarized operating results and cash flows of the Discontinued Operations are presented in the following tables:

For the three months ended March 31,	2020	2019
Revenues	$33,246	$223,340
Depreciation and amortization	—	435
Share-based compensation expense	3	162
Loss on impairment of assets	—	—
Other direct costs	27,548	152,437
Operating income	5,695	70,306
Other non-operating (loss) income	(8,017)	3,164
Pretax (loss) income of discontinued operations	(2,322)	73,470
Income tax expense	(1,482)	(10,141)
(Loss) income from discontinued operations, net of tax	$(3,804)	$63,329

Operating cash flows of discontinued operations	$5,911	$19,197
Investing cash flows of discontinued operations	$(200)	$(7,873)
Financing cash flows of discontinued operations	$(691)	$(15,507)
The assets and liabilities of the Discontinued Operations, which are subject to finalization, have been classified as held for sale as of March 31, 2020 and December 31, 2019, in accordance with ASC 205. The assets and liabilities are recorded at the lower of their carrying values or their estimated ‘fair values less costs to sell.’

The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are presented in the following tables:

	March 31, 2020	December 31, 2019
Assets of Discontinued Operations
Cash and cash equivalents	$46,839	$55,401
Receivables, net	18,652	14,762
Property and equipment, net	131,058	182,530
Goodwill	9,447	9,753
Tradenames	6,810	6,890
Operating lease right-of-use assets, net	26,547	59,231
Other assets	42,456	52,730
Subtotal: assets of Discontinued Operations	$281,809	$381,297

Other assets classified as held for sale
Property and equipment, net	6,922	8,476
Total assets held for sale	$288,731	$389,773

	March 31, 2020	December 31, 2019
Liabilities of Discontinued Operations
Deferred revenue and student deposits	$14,396	14,287
Operating leases, including current portion	27,589	63,304
Long-term debt and finance leases, including current portion	34,420	55,495
Other liabilities	55,185	56,032
Total liabilities held for sale	$131,590	$189,118

Sale Agreement Pending Closure as of March 31, 2020

Inti Education Holdings Sdn. Bhd. (Inti Holdings)

On February 28, 2020, Exeter Street Holdings Sdn. Bhd., a Malaysia corporation (the Malaysia Seller), and LEI Holdings, LTD., a Hong Kong corporation (the Malaysia Seller Guarantor), each of which is an indirect wholly owned subsidiary of Laureate, entered into a Share Sale & Purchase Agreement (the Malaysia Sale Agreement) with HOPE Education Group (Hong Kong) Company Limited (the Malaysia Purchaser) and HOPE Education Group Co. Ltd. (the Malaysia Purchaser Guarantor). Pursuant to the Malaysia Sale Agreement, the Malaysia Purchaser will purchase from the Malaysia Seller all of the issued and outstanding shares in the capital of Inti Education Holdings Sdn. Bhd., a Malaysia corporation (Inti Holdings), the Malaysia Seller’s Guarantor will guarantee certain obligations of the Malaysia Seller and the Malaysia Purchaser’s Guarantor will guarantee certain obligations of the Malaysia Purchaser. Inti Holdings is the indirect owner of INTI University and Colleges, a higher education institution with five campuses in Malaysia. In connection with the Malaysia Sale Agreement, the Malaysia Seller entered into a separate agreement with the current minority owner of the equity of Inti Holdings relating to the purchase by the Malaysia Seller of the minority owner’s 10.10% interest in Inti Holdings, the closing of which is a precondition to the closing of the transaction under the Agreement.

The total purchase price, including the payment to the current minority owner, will be $140,000. The closing of the transaction is subject to customary closing conditions, including approval by regulators in Malaysia. In connection with the signing of the Malaysia Sale Agreement, the Malaysia Purchaser paid to the Malaysia Seller a cash deposit of $5,000, which the Company has recorded as a liability pending the closing of the sale and is included in Receipts from sales of discontinued operations, net of cash sold, and property and equipment within investing activities in the Consolidated Statement of Cash Flows for the three months ended March 31, 2020.

Note 5. Dispositions

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

Pursuant to the Agreement, the Costa Rica Buyer purchased from Laureate International (i) all of the equity units of Education Holding Costa Rica, S.R.L., which owned, directly or indirectly, all of the equity units of Lusitania S.R.L., Universidad ULatina, S.R.L. (ULatina) and Universidad Americana UAM, S.R.L. (collectively, Laureate Costa Rica) and (ii) a note due from ULatina to Laureate International. Consideration for the transaction consisted of $15,000 paid at closing and up to $7,000 to be paid within the next two years if Laureate Costa Rica meets certain performance metrics. The proceeds received at closing, net of cash sold and transaction fees, were approximately $3,300. Additionally, Laureate Costa Rica retained obligations to pay approximately $30,000 in finance lease indebtedness for which the Costa Rica Buyer has no recourse to Laureate International. During the third quarter of 2019, the Company recorded an impairment loss of approximately $25,000 on the long-lived assets at the Costa Rica institutions, in order to write down the carrying value of those assets to their estimated fair value, per ASC 360-10. Upon completion of the sale in January 2020, the Company recognized a pre-tax loss of approximately $17,200, which related to subsequent changes in net carrying values and is included in loss on sales of discontinued operations on the Consolidated Statement of Operations for the three months ended March 31, 2020.

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

Sale of NewSchool of Architecture and Design, LLC (NSAD)

On March 6, 2020, the Company completed the sale of NSAD. Under the terms of the membership interests purchase agreement, Exeter Street Holdings, LLC, an indirect wholly owned subsidiary of the Company, sold 100% of the outstanding membership interests of NSAD to Ambow NSAD, Inc. and Ambow Education Holding, Ltd. (the NSAD Buyers) for a purchase price of one dollar, subject to certain adjustments. NSAD is a higher education institution located in California that offers undergraduate and graduate degrees and non-degree certificates in design and construction management. Under the terms of the agreement, the Company agreed to pay subsidies to the NSAD Buyers totaling approximately $7,300, of which all but $2,800 was settled at the closing date. The remaining subsidy of $2,800 will be paid to the NSAD Buyers ratably on a quarterly basis over the next four years. The Company recognized a pre-tax loss on the sale of approximately $5,700, which is included in loss on sales of discontinued operations on the Consolidated Statement of Operations for the three months ended March 31, 2020.

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

	March 31, 2020	December 31, 2019	Nominal Currency	Interest Rate %
Universidade Anhembi Morumbi (UAM Brazil)	$16,678	$20,179	BRL	CDI + 2%
Faculdade Porto-Alegrense (FAPA)	191	230	BRL	IGP-M
IADE Group	—	1,109	EUR	3%
Total due to shareholders of acquired companies	16,869	21,518
Less: Current portion of due to shareholders of acquired companies	8,587	11,523
Due to shareholders of acquired companies, less current portion	$8,282	$9,995

BRL: Brazilian Real	CDI: Certificados de Depósitos Interbancários (Brazil)
EUR: European Euro	IGP-M: General Index of Market Prices (Brazil)

Note 7. Business and Geographic Segment Information

Laureate’s educational services are offered through six operating segments: Brazil, Mexico, Andean, Central America, Rest of World and Online & Partnerships. Following the March 2020 sale of NSAD, Laureate’s last remaining U.S. campus-based institution, the Central America & U.S. Campuses segment is now called the Central America segment. Laureate determines its operating segments based on information utilized by the chief operating decision maker to allocate resources and assess performance.

Our campus-based segments generate revenues by providing an education that emphasizes profession-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings are increasingly utilizing online and hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. In response to the COVID-19 pandemic, we have temporarily transitioned the educational delivery method at all of our campus-based institutions to be online and are leveraging our existing technologies and learning platforms to serve students outside of the traditional classroom setting. Many of our largest campus-based operations are in developing markets which are experiencing a growing demand for higher education based on favorable demographics and increasing secondary completion rates, driving increases in participation rates and resulting in continued growth in the number of higher education students. Traditional higher education students (defined as 18-24 year olds) have historically been served by public universities, which have limited capacity and are often underfunded, resulting in an inability to meet the growing student demand and employer requirements. This supply and demand imbalance has created a market opportunity for private sector participants. Most students finance their own education. However, there are some government-sponsored student financing programs which are discussed below. These campus-based segments include Brazil, Mexico, Andean, Central America, and Rest of World. Specifics related to each of these campus-based segments and our Online & Partnerships segment are discussed below.

In Brazil, approximately 73% of post-secondary students are enrolled in private higher education institutions. While the federal government defines the national curricular guidelines, institutions are licensed to operate by city. Laureate owns 12 institutions in seven states throughout Brazil, with a particularly strong presence in the competitive São Paulo market. Many students finance their own education while others rely on the government-sponsored programs such as Prouni and Fundo de Financiamento Estudantil (FIES).

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

The Central America segment includes an institution in Honduras, which is included in Discontinued Operations. Students in Central America typically finance their own education

The Rest of World segment includes campus-based institutions in Asia Pacific with operations in Australia, Malaysia and New Zealand. Additionally, the Rest of World segment manages one institution in China through a joint venture arrangement. The institution in Malaysia is included in Discontinued Operations.

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

As discussed in Note 1, Description of Business, and Note 4, Discontinued Operations and Assets Held for Sale, a number of our subsidiaries have met the requirements to be classified as discontinued operations, including the entire Central America segment. As a result, the operations of the Central America segment has been excluded from the segment information for all periods presented. In addition, the portion of the Rest of World reportable segment that is included in Discontinued Operations has also been excluded from the segment information for all periods presented.

Intersegment transactions are accounted for in a similar manner as third-party transactions and are eliminated in consolidation. The Corporate amounts presented in the following tables include corporate charges that were not allocated to our reportable segments and adjustments to eliminate intersegment items.

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Gain (loss) on sale or disposal of subsidiaries, Foreign currency exchange gain (loss), net, Other (expense) income, net, Gain on derivatives, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. EiP is an enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs) around the world, as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also includes other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure and certain non-recurring costs incurred in connection with the planned dispositions described in Note 4, Discontinued Operations and Assets Held for Sale, and the completed dispositions described in Note 5, Dispositions. Beginning in the third quarter of 2019, EiP also includes expenses associated with an enterprise-wide program aimed at revenue growth.

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

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Loss from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations:

For the three months ended March 31,	2020	2019
Revenues
Brazil	$83,681	$109,969
Mexico	154,207	156,464
Andean	89,508	138,942
Rest of World	43,576	33,432
Online & Partnerships	156,505	161,774
Corporate	1,080	491
Revenues	$528,557	$601,072
Adjusted EBITDA of reportable segments
Brazil	$(19,199)	$(30,656)
Mexico	23,310	25,828
Andean	(62,150)	(33,243)
Rest of World	4,837	(3,359)
Online & Partnerships	43,281	48,576
Total Adjusted EBITDA of reportable segments	(9,921)	7,146
Reconciling items:
Corporate	(26,953)	(36,720)
Depreciation and amortization expense	(44,161)	(47,209)
Loss on impairment of assets	(3,768)	—
Share-based compensation expense	(1,981)	(2,987)
EiP expenses	(30,351)	(12,259)
Operating loss	(117,135)	(92,029)
Interest income	2,667	3,553
Interest expense	(36,110)	(54,653)
Loss on debt extinguishment	—	(10,622)
Gain on derivatives	802	5,183
Other (expense) income, net	(102)	397
Foreign currency exchange gain (loss), net	35,944	(4,746)
Gain on sales of subsidiaries, net	2,729	—
Loss from continuing operations before income taxes and equity in net income of affiliates	$(111,205)	$(152,917)

	March 31, 2020	December 31, 2019
Assets
Brazil	$883,050	$1,068,362
Mexico	1,077,325	1,315,377
Andean	1,815,876	1,715,145
Rest of World	209,778	194,409
Online & Partnerships	1,253,547	1,303,811
Corporate and Discontinued Operations	1,257,506	918,524
Total assets	$6,497,082	$6,515,628

Note 8. Goodwill

The change in the net carrying amount of Goodwill from December 31, 2019 through March 31, 2020 was composed of the following items:

	Brazil	Mexico	Andean	Rest of World	Online & Partnerships	Total
Balance at December 31, 2019	$388,160	$525,256	$241,327	$86,012	$460,740	$1,701,495
Acquisitions	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—
Impairments	—	—	—	—	—	—
Currency translation adjustments	(71,706)	(99,375)	(19,300)	(10,072)	—	(200,453)
Adjustments to prior acquisitions	—	—	—	—	—	—
Balance at March 31, 2020	$316,454	$425,881	$222,027	$75,940	$460,740	$1,501,042

Note 9. Debt

Outstanding long-term debt was as follows:

	March 31, 2020	December 31, 2019
Senior long-term debt:
Senior Secured Credit Facility (stated maturity date October 2024)	$409,147	$202,400
Senior Notes (stated maturity date May 2025)	800,000	800,000
Total senior long-term debt	1,209,147	1,002,400
Other debt:
Lines of credit	57,237	14,542
Notes payable and other debt	307,548	328,153
Total senior and other debt	1,573,932	1,345,095
Finance lease obligations and sale-leaseback financings	91,604	100,113
Total long-term debt and finance leases	1,665,536	1,445,208
Less: total unamortized deferred financing costs	62,596	66,069
Less: current portion of long-term debt and finance leases	191,254	118,822
Long-term debt and finance leases, less current portion	$1,411,686	$1,260,317

In March 2020, we fully drew down the $410,000 revolving credit facility under our Senior Secured Credit Facility, in order to increase our cash position and preserve financial flexibility in light of the COVID-19 pandemic.

Estimated Fair Value of Debt

The estimated fair value of our debt was determined using observable market prices as the majority of our securities, including the Senior Secured Credit Facility and the Senior Notes due 2025, are traded in a brokered market. The fair value of our remaining debt instruments approximates carrying value based on their terms. As of March 31, 2020 and December 31, 2019, our long-term debt was classified as Level 2 within the fair value hierarchy, based on the frequency and volume of trading in the brokered market. The estimated fair value of our debt was as follows:

	March 31, 2020		December 31, 2019
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Total senior and other debt	$1,573,932	$1,566,932	$1,345,095	$1,406,954

Certain Covenants

As of March 31, 2020, our senior long-term debt contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Third Amended and Restated Credit Agreement (the Third A&R Credit Agreement) provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, to exceed 3.50x as of December 31, 2019 and thereafter. The agreement also provides that if (i) the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, is not greater than 4.75x as of such date and (ii) less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of March 31, 2020, we were in compliance with the leverage ratio covenant. In addition, notes payable at some of our locations contain financial maintenance covenants. We are in compliance with these covenants.

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

Operating Leases

Our operating lease agreements are primarily for real estate space and are included within operating lease right-of-use (ROU) assets and operating lease liabilities on the Consolidated Balance Sheets. The terms of our operating leases vary and generally contain renewal options. Certain of these operating leases provide for increasing rent over the term of the lease. Laureate also leases certain equipment under noncancellable operating leases, which are typically for terms of 60 months or less.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Our variable lease payments consist of non-lease services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Many of our lessee agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. On occasion, Laureate has entered into sublease agreements for certain leased office space; however, the sublease income from these agreements is immaterial.

Note 11. Commitments and Contingencies

Noncontrolling Interest Holder Put Arrangements

The following section provides a summary table and description of our noncontrolling interest holder put arrangements, which relate to Discontinued Operations, that Laureate had outstanding as of March 31, 2020. Laureate has elected to accrete changes in the arrangements’ redemption values over the period from the date of issuance to the earliest redemption date. The redeemable noncontrolling interests are recorded at the greater of the accreted redemption value or the traditional noncontrolling interest. Until the first exercise date, the put instruments’ reported values may be lower than the final amounts that will be required to settle the minority put arrangements.

If the minority put arrangements were all exercised at March 31, 2020, Laureate would be obligated to pay the noncontrolling interest holders an estimated amount of $10,249, as summarized in the following table:

	Nominal Currency	First Exercisable Date	Estimated Value as of March 31, 2020 redeemable within 12-months	Reported Value
Noncontrolling interest holder put arrangements
INTI Education Holdings Sdn Bhd (Inti Holdings) - 10.10%	MYR	Current	$10,249	$10,249
Total noncontrolling interest holder put arrangements			10,249	10,249
Puttable common stock - not currently redeemable	USD	*	—	1,714
Total redeemable noncontrolling interests and equity			$10,249	$11,963
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

Contingent Liabilities for Taxes

As of March 31, 2020 and December 31, 2019, Laureate has recorded cumulative liabilities totaling $37,245 and $44,595, respectively, for taxes other-than-income tax, principally payroll-tax-related uncertainties recorded at the time of an acquisition, of which $637 and $2,893, respectively, were classified as held for sale. The changes in this recorded liability are related to acquisitions, interest and penalty accruals, changes in tax laws, expirations of statutes of limitations, settlements and changes in foreign currency exchange rates. The terms of the statutes of limitations on these contingencies vary but can be up to 10 years. These liabilities were included in current and long-term liabilities on the Consolidated Balance Sheets. Changes in the recorded values of non-income tax contingencies impact operating income and interest expense, while changes in the related indemnification assets impact only operating income. The total decrease to operating income for adjustments to non-income tax contingencies and indemnification assets was $6,514 and $4,561, respectively, for the three months ended March 31, 2020 and 2019.

In addition, as of March 31, 2020 and December 31, 2019, Laureate has recorded cumulative liabilities for income tax contingencies of $42,929 and $51,442, respectively, of which $7,009 and $6,996, respectively, were classified as held for sale. As of March 31, 2020 and December 31, 2019, indemnification assets primarily related to acquisition contingencies were $52,512 and $69,040. These indemnification assets primarily cover contingencies for income taxes and taxes other-than-income taxes. We have also recorded receivables of approximately $17,000 and $19,000 as of March 31, 2020 and December 31, 2019, respectively, from the former owner of one of our Brazil institutions which is guaranteed by future rental payments to the former owner.

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

Other Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of March 31, 2020 and December 31, 2019, approximately $31,100 and $31,400, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets.

Material Guarantees – Student Financing

The accredited Chilean institutions in the Laureate network also participate in a government-sponsored student financing program known as Crédito con Aval del Estado (the CAE Program). The CAE Program was formally implemented by the Chilean government in 2006 to promote higher education in Chile for lower socio-economic level students in good academic standing. The CAE Program involves tuition financing and guarantees that are provided by our institutions and the government. As part of the CAE Program, these institutions provide guarantees which result in contingent liabilities to third-party financing institutions, beginning at 90% of the tuition loans made directly to qualified students enrolled through the CAE Program and declining to 60% over time. The guarantees by these institutions are in effect during the period in which the student is enrolled, and the guarantees are assumed entirely by the government upon the student’s graduation. When a student leaves one of Laureate's institutions and enrolls in another CAE-qualified institution, the Laureate institution will remain guarantor of the tuition loans that have been granted up to the date of transfer, and until the student's graduation from a CAE-qualified institution. The maximum potential amount of payments our institutions could be required to make under the CAE Program was approximately $430,000 and $474,000 at March 31, 2020 and December 31, 2019, respectively. This maximum potential amount assumes that all students in the CAE Program do not graduate, so that our guarantee would not be assigned to the government, and that all students default on the full amount of the CAE-qualified loan balances. As of March 31, 2020 and December 31, 2019, we recorded $37,969 and $30,887, respectively, as estimated long-term guarantee liabilities for these obligations. In accordance with Topic 326, the provision includes an estimated expected credit loss over the contractual period in which the Company is exposed to credit risk, and is recorded at inception.

Material Guarantees – Other

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

Standby Letters of Credit, Surety Bonds and Other Commitments

As of March 31, 2020 and December 31, 2019, Laureate's outstanding letters of credit (LOCs) and surety bonds primarily consisted of the items discussed below.

As of March 31, 2020 and December 31, 2019, we had approximately $125,800 and $127,300, respectively, posted as LOCs in favor of the DOE. These LOCs were required to allow Walden and NSAD, until it was sold in March 2020, to continue participating in the DOE Title IV program. These LOCs are recorded on Walden and Laureate and are fully collateralized with cash equivalents and certificates of deposit, which are classified as Restricted cash on our March 31, 2020 and December 31, 2019 Consolidated Balance Sheets.

As of March 31, 2020 and December 31, 2019, we had EUR 9,443 (approximately $10,500 at March 31, 2020) and EUR 5,036 (approximately $5,500 at December 31, 2019), respectively, posted as cash collateral for LOCs related to the Spanish tax audits. This was recorded in Continuing Operations and classified as Restricted cash on our March 31, 2020 and December 31, 2019 Consolidated Balance Sheets. The cash collateral is related to final assessments issued by the Spanish Taxing Authority (STA) in October 2018 and January 2020 to Iniciativas Culturales de España, S.L. (ICE), our Spanish holding company. In addition, on March 11, 2020, ICE received a preliminary assessment of approximately EUR 21,600 (approximately $23,900 at

March 31, 2020), related to the STA’s extension of their audit to review withholding taxes on income earned by nonresidents. This assessment is not final, and ICE intends to challenge the assessment before the STA.

As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of March 31, 2020 and December 31, 2019, the total face amount of these surety bonds was $26,069 and $25,852, respectively. These bonds are fully collateralized with cash, which was classified as Restricted cash on our March 31, 2020 and December 31, 2019 Consolidated Balance Sheets.

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

Laureate’s financing receivables balances were as follows:

	March 31, 2020	December 31, 2019
Financing receivables	$30,860	$28,856
Allowance for doubtful accounts	(6,123)	(5,909)
Financing receivables, net of allowances	$24,737	$22,947

We do not purchase financing receivables in the ordinary course of our business. We may sell certain receivables that are significantly past due. No material amounts of financing receivables were sold during the periods reported herein.

Delinquency is the primary indicator of credit quality for our financing receivables. Receivable balances are considered delinquent when contractual payments on the loan become past due. Delinquent financing receivables are placed on non-accrual status for interest income. The accrual of interest is resumed when the financing receivable becomes contractually current and when collection of all remaining amounts due is reasonably assured. We record an Allowance for doubtful accounts to reduce our financing receivables to their net realizable value. The Allowance for doubtful accounts is based on the age of the receivables, the status of past-due amounts, historical collection trends, current economic conditions, and reasonable supportable forecasts of student attrition. Each of our institutions evaluates its balances for potential impairment. We consider impaired loans to be those that are past due one year or greater, and those that are modified as a troubled debt restructuring (TDR).

The aging of financing receivables grouped by country portfolio was as follows:

	Chile	Other	Total
As of March 31, 2020
Amounts past due less than one year	$8,289	$343	$8,632
Amounts past due one year or greater	2,550	237	2,787
Total past due (on non-accrual status)	10,839	580	11,419
Not past due	17,563	1,878	19,441
Total financing receivables	$28,402	$2,458	$30,860

As of December 31, 2019
Amounts past due less than one year	$10,687	$1,556	$12,243
Amounts past due one year or greater	3,295	62	3,357
Total past due (on non-accrual status)	13,982	1,618	15,600
Not past due	12,556	700	13,256
Total financing receivables	$26,538	$2,318	$28,856

The following is a rollforward of the Allowance for doubtful accounts related to financing receivables for the three months ended March 31, 2020 and 2019, grouped by country portfolio:

	Chile	Other	Total
Balance at December 31, 2019	$(5,654)	$(255)	$(5,909)
Charge-offs	583	3	586
Recoveries	—	—	—
Reclassifications	—	—	—
Provision	(1,345)	(79)	(1,424)
Currency adjustments	608	16	624
Balance at March 31, 2020	$(5,808)	$(315)	$(6,123)

Balance at December 31, 2018	$(6,108)	$(287)	$(6,395)
Charge-offs	414	76	490
Recoveries	—	—	—
Reclassifications	—	—	—
Provision	(361)	(72)	(433)
Currency adjustments	(124)	(15)	(139)
Balance at March 31, 2019	$(6,179)	$(298)	$(6,477)

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

The number of financing receivable accounts and the pre- and post-modification account balances modified under the terms of a TDR during the three months ended March 31, 2020 and 2019 were as follows:

	Number of Financing Receivable Accounts	Pre-Modification Balance Outstanding	Post-Modification Balance Outstanding
2020	166	$421	$393
2019	296	$898	$867

The preceding table represents accounts modified under the terms of a TDR during the three months ended March 31, 2020, whereas the following table represents accounts modified as a TDR between January 1, 2019 and March 31, 2020 that subsequently defaulted during the three months ended March 31, 2020:

	Number of Financing Receivable Accounts	Balance at Default
Total	75	$147

The following table represents accounts modified as a TDR between January 1, 2018 and March 31, 2019 that subsequently defaulted during the three months ended March 31, 2019:

	Number of Financing Receivable Accounts	Balance at Default
Total	155	$251

Note 13. Share-based Compensation

Share-based compensation expense was as follows:

For the three months ended March 31,	2020	2019
Continuing operations
Stock options, net of estimated forfeitures	$439	$823
Restricted stock awards	1,542	2,164
Total continuing operations	$1,981	$2,987

Discontinued operations
Share-based compensation expense for discontinued operations	3	162
Total continuing and discontinued operations	$1,984	$3,149

Note 14. Stockholders’ Equity

The components of net changes in stockholders’ equity for the three months ended March 31, 2020 are as follows:

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock at cost	Non-controlling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	119,575	$542	90,831	$363	$3,724,636	$436,509	$(1,073,981)	$(271,106)	$(12,812)	$2,804,151
Non-cash stock compensation	—	—	—	—	1,984	—	—	—	—	1,984
Conversion of Class B shares to Class A shares	18	—	(18)	—	—	—	—	—	—	—
Purchase of treasury stock at cost	(1,619)	—	—	—	—	—	—	(29,203)	—	(29,203)
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	1,101	4	—	—	25,610	—	—	—	—	25,614
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	(44)	—	—	—	—	(44)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	38	38
Net income (loss)	—	—	—	—	—	99,615	—	—	(1,299)	98,316
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(330,875)	—	759	(330,116)
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	(932)	—	—	(932)
Balance at March 31, 2020	119,075	$546	90,813	$363	$3,752,186	$536,124	$(1,405,788)	$(300,309)	$(13,314)	$2,569,808

The components of net changes in stockholders’ equity for the three months ended March 31, 2019 are as follows:

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income	Treasury stock at cost	Non-controlling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	107,450	$430	116,865	$467	$3,703,796	$(530,919)	$(1,112,695)	$—	$(10,133)	$2,050,946
Adoption of accounting standards	—	—	—	—	—	28,944	—	—	—	28,944
Balance at January 1, 2019	107,450	430	116,865	467	3,703,796	(501,975)	(1,112,695)	—	(10,133)	2,079,890
Non-cash stock compensation	—	—	—	—	3,149	—	—	—	—	3,149
Conversion of Class B shares to Class A shares	8	—	(8)	—	—	—	—	—	—	—
Vesting of restricted stock, net of shares withheld to satisfy tax withholding	325	1	—	—	(1,421)	—	—	—	—	(1,420)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(625)	(625)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	263	—	—	—	—	263
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	224	224
Net income	—	—	—	—	—	191,243	—	—	3,022	194,265
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	49,521	—	30	49,551
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	2,609	—	—	2,609
Balance at March 31, 2019	107,783	$431	116,857	$467	$3,705,787	$(310,732)	$(1,060,565)	$—	$(7,482)	$2,327,906

Stock Repurchase Program

As previously disclosed, on August 8, 2019, the Company announced that its board of directors had authorized a stock repurchase program to acquire up to $150,000 of the Company’s Class A common stock. In early October 2019, the Company’s stock repurchases reached the authorized limit of $150,000. On October 14, 2019, the Company’s board of directors approved the increase of its existing authorization to repurchase shares of the Company’s Class A common stock by $150,000 for a total authorization (including the previously authorized repurchases) of up to $300,000 of the Company’s Class A common stock. The

Company’s repurchases were made in a block trade, as well as on the open market at prevailing market prices and pursuant to a Rule 10b5-1 stock repurchase plan, in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). In January 2020, the Company repurchased 1,619 shares of its outstanding Class A common stock for a total purchase price of $29,203 and reached the total authorized limit of $300,000.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI) in our Consolidated Balance Sheets includes the accumulated translation adjustments arising from translation of foreign subsidiaries’ financial statements, the unrealized gains on derivatives designated as cash flow hedges, and the accumulated net gains or losses that are not recognized as components of net periodic benefit cost for our minimum pension liability. The change in AOCI includes the removal of the cumulative translation adjustment related to subsidiaries that were sold during the period. The components of these balances were as follows:

	March 31, 2020			December 31, 2019
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation adjustment	$(1,415,526)	$1,085	$(1,414,441)	$(1,084,651)	$326	$(1,084,325)
Unrealized gain on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(678)	—	(678)	254	—	254
Accumulated other comprehensive loss	$(1,405,788)	$1,085	$(1,404,703)	$(1,073,981)	$326	$(1,073,655)

.

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

The reported fair values of our derivatives, which are classified in Prepaid expenses and other current assets on our Consolidated Balance Sheets, were as follows:

	March 31, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Current assets:
Cross currency swaps	$802	$—
Total derivative instrument assets	$802	$—

The table below shows the total recorded unrealized (loss) gain in Comprehensive income for the derivatives designated as hedging instruments. The impact of these derivative instruments on Comprehensive income, Interest expense and AOCI for the three months ended March 31, 2020 and 2019 were as follows:

	(Loss) Gain Recognized in Comprehensive Income (Effective Portion)		Income Statement Location	Gain Reclassified from AOCI to Income (Effective Portion)		Total Consolidated Interest Expense
	2020	2019		2020	2019	2020	2019
Cash flow hedge
Interest rate swaps	$—	$(1,212)	Interest expense	$—	$1,212
Net investment hedge
Cross currency swaps	—	3,821	N/A	—	—
Total	$—	$2,609		$—	$1,212	$(36,110)	$(54,653)

AUD to USD Foreign Currency Swaps

In March 2020, Laureate entered into an AUD to USD swap agreement with a maturity date of April 15, 2020, in connection with an intercompany funding transaction. The terms of the swap stated that on the maturity date, Laureate would deliver the notional amount of AUD 21,000 and receive USD $13,713 at a rate of exchange of 0.6530 USD per 1 AUD. On April 8, 2020, Laureate entered into a net settlement agreement for this swap to deliver USD $12,999 and receive the notional amount of AUD 21,000 at a rate of exchange of 0.6190 USD per 1 AUD. This net settlement was executed on April 15, 2020, which resulted in a gain and proceeds received of $714. As of March 31, 2020, this swap had an estimated value of $802 which was recorded in Prepaid expenses and other current assets on our Consolidated Balance Sheets. This swap was not designated as a hedge for accounting purposes.

On April 8, 2020, Laureate entered into a new AUD to USD swap agreement with a notional amount of AUD 21,000. On the maturity date of June 15, 2020, Laureate will deliver the notional amount and receive USD $12,921 at a rate of exchange of 0.6153 USD per 1 AUD. This swap was not designated as a hedge for accounting purposes.

EUR to USD Foreign Currency Swaps—Spain and Portugal

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

CLP to Unidad de Fomento (UF) Cross Currency and Interest Rate Swaps

The cross currency and interest rate swap agreements are intended to provide a better correlation between our debt obligations and operating currencies. In 2010, one of our subsidiaries in Chile entered into four cross currency and interest rate swap agreements with an aggregate notional amount of approximately $31,000, and convert CLP-denominated, floating-rate debt to fixed-rate UF-denominated debt. The UF is a Chilean inflation-adjusted unit of account. One of the swaps was scheduled to mature on December 1, 2024, and the remaining three were scheduled to mature on July 1, 2025 (the CLP to UF cross currency and interest rate swaps); however, during the first quarter 2019, the Company elected to settle all four swaps for a net cash payment of approximately USD $8,200. In addition, at that time, Chile also elected to repay a portion of the principal balance outstanding for certain notes payable. This payment was included in Payments for settlement of derivative contracts on the consolidated statement of cash flows for the three months ended March 31, 2019. The CLP to UF cross currency and interest rate swaps were not designated as hedges for accounting purposes.

Components of the reported Gain on derivatives not designated as hedging instruments in the Consolidated Statements of Operations were as follows:

For the three months ended March 31,	2020	2019
Unrealized Gain
Cross currency and interest rate swaps	$802	$6,576
	802	6,576
Realized Loss
Cross currency and interest rate swaps	—	(1,393)
	—	(1,393)
Total Gain
Cross currency and interest rate swaps	802	5,183
Gain on derivatives, net	$802	$5,183
Credit Risk and Credit-Risk-Related Contingent Features
Laureate’s derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation. The amount of our credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position. As of March 31, 2020 and December 31, 2019, the estimated fair values of derivatives in a gain position were $802 and $0, respectively.

Laureate has limited its credit risk by only entering into derivative transactions with highly rated major financial institutions. We have not entered into collateral agreements with our derivatives’ counterparties. At March 31, 2020, one institution was rated A1 and accounted for all of Laureate’s derivative credit risk exposure.

Laureate’s agreements with its derivative counterparties contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to a default on the indebtedness. As of March 31, 2020 and December 31, 2019, we did not hold any derivatives in a net loss position, and thus had no derivative obligations.

Note 16. Income Taxes

Laureate uses the liability method to account for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For interim purposes, we also apply ASC 740-270, “Income Taxes—Interim Reporting.”

Laureate's income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the three months ended March 31, 2020 and 2019 were based on estimated full-year effective tax rates, after giving effect to significant items related specifically to the interim periods, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions. Laureate has operations in multiple countries at various statutory tax rates or which are tax-exempt entities, and other operations that are loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss.

Laureate records interest and penalties related to uncertain tax positions as a component of Income tax expense. During the three months ended March 31, 2020, Laureate recognized interest and penalties related to income taxes of $647. Laureate had $17,210 of accrued interest and penalties as of March 31, 2020. During the three months ended March 31, 2020, Laureate derecognized $4,320 of previously accrued interest and penalties. Approximately $18,709 of unrecognized tax benefits, if recognized, will affect the effective income tax rate. It is reasonably possible that Laureate’s unrecognized tax benefits may decrease within the next 12 months by up to approximately $16,291 as a result of the lapse of statutes of limitations and as a result of the final settlement and resolution of outstanding tax matters in various jurisdictions.

As of January 1, 2020, the Company amended the partnership agreement of one of its subsidiaries that owned intellectual property, such that the subsidiary became subject to tax in the Netherlands. The result was a discrete tax benefit of approximately $222,000 that represents the book-and-tax basis difference of the intellectual property, measured based on the intellectual property’s current fair value and applicable Dutch statutory tax rate. Determining the fair value of the intellectual property, which serves as the tax basis of the deferred tax asset, required management to make assumptions and estimates that are inherently uncertain.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a significant impact on Laureate’s consolidated financial statements for the three months ended March 31, 2020. We continue to monitor any effects that may result from the CARES Act as well as any similar stimulus legislation enacted in other jurisdictions where Laureate has material operations.

Note 17. Earnings (Loss) Per Share

We have two classes of common stock, Class A common stock and Class B common stock. Other than voting rights, the Class B common stock has the same rights as the Class A common stock and therefore both are treated as the same class of stock for purposes of the earnings per share calculation. Laureate computes basic earnings per share (EPS) by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that would occur if share-based compensation awards, contingently issuable shares, or convertible securities were exercised or converted into common stock. To calculate the diluted EPS, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted stock, restricted stock units, and any contingently issuable shares determined using the treasury stock method, and any convertible securities using the if-converted method.
The following tables summarize the computations of basic and diluted earnings (loss) per share:

For the three months ended March 31,	2020	2019
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Income (loss) from continuing operations	$124,082	$(117,069)
Net loss (income) attributable to noncontrolling interests	8	(42)
Loss from continuing operations attributable to Laureate Education, Inc.	124,090	(117,111)

Accretion of redemption value of redeemable noncontrolling interests and equity	(44)	263
Net income (loss) from continuing operations available to common stockholders for basic and diluted earnings (loss) per share	124,046	(116,848)

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
(Loss) income from discontinued operations, net of tax	$(3,804)	$63,329
(Loss) gain on sales of discontinued operations, net of tax	(21,962)	248,005
Loss (income) attributable to noncontrolling interests	1,291	(2,980)
Net (loss) income from discontinued operations for basic and diluted earnings (loss) per share	$(24,475)	$308,354

Denominator used in basic and diluted earnings (loss) per common share:
Basic weighted average shares outstanding	209,801	224,655
Dilutive effect of stock options	83	—
Dilutive effect of restricted stock units	342	—
Diluted weighted average shares outstanding	210,226	224,655

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$0.59	$(0.52)
(Loss) income from discontinued operations	(0.12)	1.37
Basic and diluted (loss) earnings per share	$0.47	$0.85

The following table summarizes the number of stock options, shares of restricted stock and restricted stock units (RSUs) that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

For the three months ended March 31,	2020	2019
Stock options	4,167	8,970
Restricted stock and RSUs	—	983

Note 18. Legal and Regulatory Matters

Laureate is subject to legal proceedings arising in the ordinary course of business. In management's opinion, we have adequate legal defenses, insurance coverage, and/or accrued liabilities with respect to the eventuality of these actions. Management believes that any settlement would not have a material impact on Laureate’s financial position, results of operations, or cash flows.

Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations. Except as set forth below, there have been no material changes to the laws and regulations affecting our higher education institutions that are described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Australian Regulation

Since March 16, 2020, in response to the COVID-19 pandemic, with limited exceptions, courses at our two post-secondary educational institutions in Australia have been delivered online and are in compliance with all local regulations.

Brazilian Regulation

Since the declaration of a public health emergency by the Ministry of Health on February 3, 2020, there have been a number of legislative initiatives at the federal and local levels in Brazil to address the COVID-19 pandemic. As a result of regulatory and operational restrictions created by social distancing mandates, no face-to-face classes may be conducted in any state in which we operate until each of the relevant government measures is lifted. The Ministry of Education, however, authorized higher education institutions to transition from face-to-face classes to online classes within established limits. Accordingly, all face-to-face campus activities at our Brazilian institutions have been suspended and transitioned to online instruction.

Subsequently, Provisional Presidential Act n. 934/2020 (the “Act”) waived legal requirements to observe an annual minimum of 200 school days. The Act also permits institutions to shorten the duration of Medicine, Nursery, Pharmacy and Physiotherapy course lengths and accelerate student graduation after 75% completion of the normal required course and practicum work in order to quickly establish a contingent of available healthcare professionals.

Chilean Regulation

There have been a number of initiatives in Chile to address the COVID-19 pandemic, including a declaration of a State of Constitutional Exception of Catastrophe, effective March 19, 2020, for 90 days, which provides broad powers to the government, including the power to limit free movement (quarantine, curfew measures and social isolation). While authorities have not suspended educational activities, higher education institutions, including our institutions in Chile, have transitioned from face-to-face classes to online classes in order to comply with social distancing restrictions.

Mexican Regulation

On March 30, 2020, the Ministry of Health declared a national sanitary emergency in response to the COVID-19 pandemic. On March 31, 2020, the Ministry of Health suspended all non-essential activities, including higher education, and urged people to stay home from March 31, 2020 through April 30, 2020, which has now been extended through May 30, 2020 for most of the country’s municipalities. Accordingly, all face-to-face campus activities at our Mexican institutions have been suspended and transitioned to online instruction.

Peruvian Regulation

On March 9, 2020, Peru declared a national sanitary emergency until June 9, 2020 and subsequently enacted a number of decrees to address the COVID-19 pandemic. As a result of the regulatory and operational restrictions created by social distancing mandates, no face-to-face classes may be conducted in any of our institutions until each of the relevant government measures is lifted. The Ministry of Education, however, authorized higher education institutions to substitute online for face-to-face classes, lifting temporarily the 50% limit in force for both universities and technical-vocational institutes. Accordingly, all three institutions in Peru transitioned to online delivery of classes.

Note 19. Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Accounting standards utilize a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, which are described below:

•Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets;
•Level 2 – Observable inputs other than quoted prices that are either directly or indirectly observable for the asset or liability;
•Level 3 – Unobservable inputs that are supported by little or no market activity.

These levels are not necessarily an indication of the risk of liquidity associated with the financial assets or liabilities disclosed. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement, as required under ASC 820-10, “Fair Value Measurement.”

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

Laureate’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2020 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$802	$—	$—	$802

As of December 31, 2019, Laureate did not hold any financial assets or liabilities that are measured at fair value on a recurring basis.

The changes in our Level 3 Derivative instruments measured at fair value on a recurring basis for the three months ended March 31, 2020 were as follows:

Balance at December 31, 2019	$—
Gain included in earnings:
Unrealized gain, net	802
Balance at March 31, 2020	$802

The following table presents quantitative information regarding the significant unobservable inputs and valuation techniques utilized in the fair value measurements of the Company's assets/(liabilities) classified as Level 3 as of March 31, 2020:

	Fair Value at March 31, 2020	Valuation Technique	Unobservable Input	Range/Input Value
Derivative instruments - cross currency swaps	$802	Discounted Cash Flow	Credit Risk	8.08%

Note 20. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the March 31, 2019 balance. The March 31, 2020 and March 31, 2019 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019	December 31, 2019
Cash and cash equivalents	$546,675	$274,122	$339,629
Restricted cash	196,385	198,123	186,921
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$743,060	$472,245	$526,550

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
This Quarterly Report on Form 10-Q (this Form 10-Q) contains “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or similar expressions that concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results, and all statements we make relating to (i) our exploration of strategic alternatives and potential future plans, strategies or transactions that may be identified, explored or implemented as a result of such review process, (ii) our planned divestitures, the expected proceeds generated therefrom and the expected reduction in revenue resulting therefrom, and (iii) the potential impact of the COVID-19 pandemic on our business or the global economy as a whole, are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, including, with respect to our exploration of strategic alternatives, risks and uncertainties as to the terms, timing, structure, benefits and costs of any divestiture or separation transaction and whether one will be consummated at all, and the impact of any divestiture or separation transaction on our remaining businesses. Accordingly, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q, are disclosed in “Item 1—Business,” and “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the 2019 Form 10-K), as updated in Part II, “Item 1A—Risk Factors” in this Form 10-Q. Some of the factors that we believe could affect our results include:
•the risks and uncertainties related to the long-term effect to the Company of the COVID-19 pandemic, including, but not limited to, its effect on student enrollment, tuition pricing, and collections in future periods;
•the risks associated with conducting our global operations, including complex business, foreign currency, political, legal, regulatory, tax and economic risks;
•the risks associated with our exploration of strategic alternatives, including possible disruption to our ongoing businesses and increased transaction-related expenses;
•our ability to effectively manage the growth of our business, implement common operating models within our country networks and increase our operating leverage;
•the development and expansion of our operations and the effect of new technology applications in the educational services industry;
•our ability to successfully complete previously announced divestitures;
•the effect of existing international and U.S. laws and regulations governing our business or changes to those laws and regulations or in their application to our business;
•changes in the political, economic and business climate in the international or the U.S. markets where we operate;
•risks of downturns in general economic conditions and in the educational services and education technology industries that could, among other things, impair our goodwill and intangible assets;
•possible increased competition from other educational service providers;
•market acceptance of new service offerings by us or our competitors and our ability to predict and respond to changes in the markets for our educational services;
•the effect on our business and results of operations from fluctuations in the value of foreign currencies;
•our ability to attract and retain key personnel;
•the fluctuations in revenues due to seasonality;
•our ability to maintain proper and effective internal controls necessary to produce accurate financial statements on a timely basis;
•our focus on a specific public benefit purpose and producing a positive effect for society may negatively influence our financial performance;

•the future trading prices of our Class A common stock and the impact of any securities analysts’ reports on these prices; and
•our ability to maintain and, subsequently, increase tuition rates and student enrollments in our institutions.

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

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (the MD&A) is provided to assist readers of the financial statements in understanding the results of operations, financial condition and cash flows of Laureate Education, Inc. This MD&A should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (Form 10-Q). The consolidated financial statements included elsewhere in this Form 10-Q are presented in U.S. dollars (USD) rounded to the nearest thousand, with the amounts in MD&A rounded to the nearest tenth of a million. Therefore, discrepancies in the tables between totals and the sums of the amounts listed may occur due to such rounding. Our MD&A is presented in the following sections:

•Overview;
•Results of Operations;
•Liquidity and Capital Resources;
•Critical Accounting Policies and Estimates; and
•Recently Adopted Accounting Standards.

Overview

Our Business

We have built the largest international portfolio of degree-granting higher education institutions, primarily focused in Latin America, with 873,300 students enrolled at our 29 institutions in nine countries on more than 150 campuses included in our continuing operations as of March 31, 2020, which we collectively refer to as the Laureate International Universities network. We believe the global higher education market presents an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for quality higher education around the world. Advanced education opportunities drive higher earnings potential, and we believe the projected growth in the middle-class population worldwide and limited government resources dedicated to higher education create substantial opportunities for high-quality private institutions to meet this growing and unmet demand. Our outcomes-driven strategy is focused on enabling students to prosper and thrive in the dynamic and evolving knowledge economy.

As of March 31, 2020, our international portfolio of 29 institutions comprised 28 institutions we owned or controlled, and one additional institution that we managed through a joint venture arrangement. We have six operating segments as described below. We group our institutions by geography in: 1) Brazil; 2) Mexico; 3) Andean; 4) Central America (formerly Central America & U.S. Campuses); and 5) Rest of World for reporting purposes. Our sixth segment, Online & Partnerships, includes fully online institutions that operate globally.

COVID-19

In response to the COVID-19 pandemic, we have temporarily transitioned the educational delivery method at all of our campus-based institutions to be online and are leveraging our existing technologies and learning platforms to serve students outside of the traditional classroom setting.

The outbreak of COVID-19 has caused domestic and global disruption in operations for institutions of higher education. The long-term effect to the Company of the COVID-19 pandemic depends on numerous factors, including, but not limited to, the effect on student enrollment, tuition pricing, and collections in future periods, which cannot be fully quantified at this time. In addition, regulatory activity that occurs in response to COVID-19 could have an adverse effect on our business if, for example, legislation was passed to suspend or reduce student tuition payments in any of the markets in which we operate. As a result, the full impact of COVID-19 and the scope of any adverse effect on the Company’s operations, including any potential impairments, which could be material, cannot be fully determined at this time. See also “Part II, Item 1A–Risk Factors–An epidemic, pandemic or other public health emergency, such as the recent outbreak of a novel strain of coronavirus (COVID-19), could have a material adverse effect on our business, financial condition, cash flows and results of operations.”

Discontinued Operations

In 2017, the Company announced the divestiture of certain subsidiaries in our Rest of World and Central America segments. In August 2018, the Company announced the divestiture of additional subsidiaries located in Europe, Asia and Central America. After completing all of the announced divestitures, the Company’s remaining principal markets would be Brazil, Chile, Mexico and Peru, along with the Online and Partnerships segment and the institutions in Australia and New Zealand. At the time of the August 2018 announcement, the markets being divested by sale (the Discontinued Operations) included the institutions in Portugal and Spain, which were part of the Andean segment, all remaining institutions in the Central America segment, and all remaining institutions in the Rest of World segment, except for Australia, New Zealand and the managed institutions in the Kingdom of Saudi Arabia and China. The institutions in the Kingdom of Saudi Arabia were managed under a contract that expired at the end of August 2019 and was not renewed. Accordingly, these institutions were disposed of other than by sale on August 31, 2019, and, beginning in the third quarter of 2019, have been included in Discontinued Operations for all periods presented. The divestitures represented a strategic shift that had a major effect on the Company's operations and financial results. Accordingly, in accordance with Accounting Standard Codification (ASC) 205-20, “Discontinued Operations,” the results of the divestitures that are part of the strategic shift are presented as discontinued operations for all periods in our consolidated financial statements included elsewhere in this Form 10-Q. Since our entire Central America operating segment is included in Discontinued Operations, it no longer meets the criteria for a reportable segment under ASC 280, “Segment Reporting,” and, therefore, it is excluded from the segments information for all periods presented. In addition, the portions of the Andean and Rest of World reportable segments that are included in Discontinued Operations have also been excluded from the segment information for all periods presented. Unless indicated otherwise, the information in the MD&A relates to continuing operations.

The Company began closing sale transactions in the first quarter of 2018. To date, we have completed the sales of subsidiaries in Cyprus, Italy, China, Germany, Morocco, Thailand, South Africa, India, Spain, Portugal, Turkey, Panama, and Costa Rica, as well as Kendall College, LLC (Kendall), the University of St. Augustine for Health Sciences, LLC (St. Augustine) and NewSchool of Architecture and Design, LLC (NSAD) in the United States, and Centro Universitário do Norte (UniNorte), an institution in the Brazil segment that was included in continuing operations as it was not part of the strategic shift. We have not yet completed the divestitures of our subsidiaries in Honduras and Malaysia. See also Note 4, Discontinued Operations and Assets Held for Sale and Note 5, Dispositions, in our consolidated financial statements included elsewhere in this Form 10-Q.

Exploration of Strategic Alternatives

On January 27, 2020, Laureate announced that its Board of Directors had authorized the Company to explore strategic alternatives for each of its businesses to unlock shareholder value. As part of this process, the Company will evaluate all potential options for its remaining businesses, including sales, spin-offs or business combinations. There can be no assurance as to the outcome of this process, including whether it will result in the completion of any transaction, as to the values that may be realized from any potential transaction or as to how long the review process will take. The rationale for embarking on the strategic review process has not changed. However, as a result of the COVID-19 pandemic and its continuing effect on market conditions, the strategic review is progressing at a slower pace than anticipated. During the quarter ended March 31, 2020, no additional entities met the held-for-sale criteria and therefore, there were no changes to the entities classified as Discontinued Operations.

During this process of exploring strategic alternatives, if the Company should determine that the estimated fair value of any of its remaining businesses is less than its carrying value, the Company will be required to record impairment charges that could be material. In accordance with ASC 360, while the Company explores these strategic alternatives and until the held-for-sale criteria are met, the long-lived assets in these businesses continue to be classified as held and used and are evaluated for impairment under that model, based on the cash flows expected to be generated by the use of those asset groups in operations. Once the held-for-sale criteria are met, the long-lived assets are recorded at the lower of their carrying value or fair value, less cost to sell. Because completing a sale, spin-off, or other transaction may be challenging due to the regulatory environment, market conditions and other factors, the values that may be realized from any potential transactions could be less than if these businesses remained held and used.

Our Segments

Our campus-based segments generate revenues by providing an education that emphasizes profession-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings are increasingly utilizing online and hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. As noted above, in response to the COVID-19 pandemic we have temporarily transitioned the educational delivery method at our campus-based institutions to be online. Many of our largest campus-based operations are in developing markets which are experiencing a growing demand for higher education based on favorable demographics and increasing secondary completion rates, driving increases in participation rates and resulting in continued growth in the number of higher education students. Traditional higher education students (defined as 18-24 year olds) have historically been served by public universities, which have limited capacity and are often underfunded, resulting in an inability to meet the growing student demand and employer requirements. This supply and demand imbalance has created a market opportunity for private sector participants. Most students finance their own education. However, there are some government-sponsored student financing programs which are discussed below. These campus-based segments include Brazil, Mexico, Andean, Central America, and Rest of World. Specifics related to each of these campus-based segments and our Online & Partnerships segment are discussed below:

•In Brazil, approximately 73% of post-secondary students are enrolled in private higher education institutions. While the federal government defines the national curricular guidelines, institutions are licensed to operate by city. Laureate owns 12 institutions in seven states throughout Brazil, with a particularly strong presence in the competitive São Paulo market. Many students finance their own education while others rely on the government-sponsored programs such as Prouni and Fundo de Financiamento Estudantil (FIES).

•Public universities in Mexico enroll approximately two-thirds of students attending post-secondary education. However, many public institutions are faced with capacity constraints or the quality of the education is considered low. Laureate owns two institutions and is present throughout the country with a footprint of over 40 campuses. Each institution in Mexico has a national license. Students in our Mexican institutions typically finance their own education.

•The Andean segment includes institutions in Chile and Peru. In Chile, private universities enroll approximately 72% of post-secondary students and there are government-sponsored student financing programs. In Peru, the public sector plays a significant role, but private universities are increasingly providing the capacity to meet growing demand.

•The Central America segment includes an institution in Honduras, which is included in Discontinued Operations. Students in Central America typically finance their own education.

•The Rest of World segment includes campus-based institutions in Asia Pacific with operations in Australia, Malaysia and New Zealand. Additionally, the Rest of World segment manages one institution in China through a joint venture arrangement. The institutions in Malaysia are included in Discontinued Operations.

•The Online & Partnerships segment includes fully online institutions that offer profession-oriented degree programs in the United States through Walden University (Walden), a U.S.-based accredited institution, and through the University of Liverpool and the University of Roehampton in the United Kingdom. These online institutions primarily serve working adults with undergraduate and graduate degree program offerings. Students in the United States finance their education in a variety of ways, including Title IV programs. We no longer accept new enrollments at the University of Liverpool and the University of Roehampton, which are in a teach-out process.

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

The following information for our reportable segments in continuing operations is presented as of March 31, 2020:

	Countries	Institutions	Enrollment	2020 YTD Revenues ($ in millions) (1)	% Contribution to 2020 YTD Revenues
Brazil	1	12	268,100	$83.7	16%
Mexico	1	2	193,800	154.2	29%
Andean	2	8	335,300	89.5	17%
Rest of World	3	4	19,200	43.6	8%
Online & Partnerships (2)	2	3	56,900	156.5	30%
Total (1)	9	29	873,300	$528.6	100%
(1) Amounts related to Corporate, partially offset by the elimination of intersegment revenues, total $1.1 million and are not separately presented.
(2) We no longer accept new enrollments at the University of Liverpool and the University of Roehampton.

Challenges

Our international operations are subject to complex business, economic, legal, regulatory, political, tax and foreign currency risks, which may be difficult to adequately address. The majority of our operations are outside the United States. As a result, we face risks that are inherent in international operations, including: fluctuations in exchange rates, possible currency devaluations, inflation and hyper-inflation; price controls and foreign currency exchange restrictions; potential economic and political instability in the countries in which we operate; expropriation of assets by local governments; key political elections and changes in government policies; multiple and possibly overlapping and conflicting tax laws; and compliance with a wide variety of foreign laws. See “Item 1A—Risk Factors—Risks Relating to Our Continuing Business—We are a multinational business with continuing operations in nine countries around the world, predominantly in Latin America, and are subject to complex business, economic, legal, political, tax and foreign currency risks, which risks may be difficult to adequately address,” in our 2019 Form 10-K. There are also risks associated with our decision to divest certain operations. See “Item 1A—Risk Factors—Risks Relating to Our Continuing Business—Our exploration of strategic alternatives and our activities related to previously announced divestitures may disrupt our ongoing businesses, result in increased expenses and present certain risks to the Company,” in our 2019 Form 10-K. We plan to grow our continuing operations organically by: 1) adding new programs and course offerings; 2) expanding target student demographics; and 3) increasing capacity at existing and new campus locations. Our success in growing our business will depend on the ability to anticipate and effectively manage these and other risks related to operating in various countries.

Regulatory Environment and Other Matters

Our business is subject to varying laws and regulations based on the requirements of local jurisdictions. These laws and regulations are subject to updates and changes. We cannot predict the form of the rules that ultimately may be adopted in the future or what effects they might have on our business, financial condition, results of operations and cash flows. We will continue to develop and implement necessary changes that enable us to comply with such laws and regulations. See Part II, “Item 1A—Risk Factors—An epidemic, pandemic or other public health emergency, such as the recent outbreak of a novel strain of coronavirus (COVID-19), could have a material adverse effect on our business, financial condition, cash flows and results of operations.”See also “Item 1A—Risk Factors—Risks Relating to Our Continuing Business—Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations,” “Risk Factors—Risks Relating to Our Continuing Business—Political and regulatory developments in Chile may materially adversely affect us,” “Risk Factors—Risks Relating to Our Highly Regulated Industry in the United States,” and “Item 1—Business—Industry Regulation,” in our 2019 Form 10-K for a detailed discussion of our different regulatory environments.

Chilean Regulatory Developments

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

Factors Affecting Comparability

Acquisitions

Our past experiences provide us with the expertise to further our mission of providing high-quality, accessible and affordable higher education to students by expanding into new markets if opportunities arise, primarily through acquisitions. Acquisitions affect the comparability of our financial statements from period to period. Acquisitions completed during one period impact comparability to a prior period in which we did not own the acquired entity. Therefore, changes related to such entities are considered “incremental impact of acquisitions” for the first 12 months of our ownership. We have made no acquisitions thus far in 2020. We made only a small acquisition in 2019, which had essentially no impact on the comparability of the periods presented.

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

Foreign Exchange

The majority of our institutions are located outside the United States. These institutions enter into transactions in currencies other than USD and keep their local financial records in a functional currency other than the USD. We monitor the impact of foreign currency movements and the correlation between the local currency and the USD. Our revenues and expenses are generally denominated in local currency. The USD is our reporting currency and our subsidiaries operate in various other functional currencies, including: Australian Dollar, Brazilian Real, Chilean Peso, Euro, Mexican Peso, New Zealand Dollar, and Peruvian Nuevo Sol. The principal foreign exchange exposure is the risk related to the translation of revenues and expenses incurred in each country from the local currency into USD. See “Item 1A—Risk Factors—Risks Relating to Our Continuing Business—Our reported revenues and earnings may be negatively affected by the strengthening of the U.S. dollar and currency exchange rates” in our 2019 Form 10-K. In order to provide a framework for assessing how our business performed excluding the effects of foreign currency fluctuations, we present organic constant currency in our segment results, which is calculated using the change from prior-year average foreign exchange rates to current-year average foreign exchange rates, as applied to local-currency operating results for the current year, and then excludes the impact of acquisitions, divestitures and other items, as described in the segments results.

Seasonality

Most of the institutions in our network have a summer break during which classes are generally not in session and minimal revenues are recognized. In addition to the timing of summer breaks, holidays such as Easter also have an impact on our academic calendar. Operating expenses, however, do not fully correlate to the enrollment and revenue cycles, as the institutions continue to incur expenses during summer breaks. Given the geographic diversity of our institutions and differences in timing of summer breaks, our second and fourth quarters are stronger revenue quarters as the majority of our institutions are in session for most of these respective quarters. Our first and third fiscal quarters are weaker revenue quarters because the majority of our institutions have summer breaks for some portion of one of these two quarters. Due to this seasonality, revenues and profits in any one quarter are not necessarily indicative of results in subsequent quarters and may not be correlated to new enrollment in any one quarter. See “Item 1A—Risk Factors—Risks Relating to Our Continuing Business—We experience seasonal fluctuations in our results of operations” in our 2019 Form 10-K.

Income Tax Expense

Our consolidated income tax provision is derived based on the combined impact of federal, state and foreign income taxes. Also, discrete items can arise in the course of our operations that can further impact the Company’s effective tax rate for the period. Our tax rate fluctuates from period to period due to changes in the mix of earnings between our tax-paying entities, our tax-exempt entities and our loss-making entities for which it is not 'more likely than not' that a tax benefit will be realized on the loss. See “Item 1A—Risk Factors—Risks Relating to Our Continuing Business—We may have exposure to greater-than-anticipated tax liabilities” in our 2019 Form 10-K.

Results from the Discontinued Operations

The results of operations of our Discontinued Operations for the three months ended March 31, 2020 and 2019 were as follows:

(in millions)	2020	2019
Revenues	$33.2	$223.3
Depreciation and amortization	—	0.4
Share-based compensation expense	—	0.2
Other direct costs	27.5	152.4
Operating income	5.7	70.3
Other non-operating (expense) income	(8.0)	3.2
Pretax (loss) income of discontinued operations	(2.3)	73.5
Income tax expense	(1.5)	(10.1)
(Loss) income from discontinued operations, net of tax	(3.8)	63.3
(Loss) gain on sales of discontinued operations, net of tax	(22.0)	248.0
Net (loss) income from discontinued operations	$(25.8)	$311.3

Enrollments at our discontinued operations as of March 31, 2020 and March 31, 2019 were 74,000 and 161,400, respectively.

Sales Completed during the Three Months Ended March 31, 2020

On January 10, 2020, we sold our operations in Costa Rica, which resulted in a pre-tax loss of approximately $17.2 million.

On March 6, 2020, we sold the operations of NSAD, which resulted in a pre-tax loss of approximately $5.7 million.

Sales Completed during the Three Months Ended March 31, 2019

On February 1, 2019, we sold the operations of St. Augustine, which resulted in a gain of approximately $223.0 million.

On February 12, 2019, we sold our operations in Thailand, which resulted in a gain of approximately $10.8 million.

As previously disclosed, on January 25, 2018, we completed the sale of LEI Lie Ying Limited (LEILY). During the first quarter of 2019, a legal matter, for which the Company had indemnified the buyer and recorded a contingent liability, was settled with no cost to the Company. Accordingly, the Company reversed the liability and recognized additional gain on the sale of LEILY of approximately $13.7 million.

Results of Operations

The following discussion of the results of our operations is organized as follows:

•Summary Comparison of Consolidated Results;
•Non-GAAP Financial Measure; and
•Segment Results.

Summary Comparison of Consolidated Results
Discussion of Significant Items Affecting the Consolidated Results for the Three Months Ended March 31, 2020 and 2019

Three Months Ended March 31, 2020

During the first quarter of 2020, the Company recorded an impairment charge of $3.8 million primarily related to the write-off of capitalized curriculum development costs for a program that the Company decided to stop developing.

Three Months Ended March 31, 2019

During the first quarter of 2019, we used approximately $340.0 million of the net proceeds from the sale of St. Augustine to repay a portion of our term loan that had a maturity date of April 2024 (the 2024 Term Loan). In addition, the Company elected to repay approximately $35.0 million of the approximately $51.7 million principal balance outstanding for certain notes payable at a real estate subsidiary in Chile. In connection with these debt repayments, the Company recorded a loss on debt extinguishment of $10.6 million, primarily related to the write off of a pro-rata portion of the unamortized deferred financing costs associated with the repaid debt balances. This loss is included in other non-operating income (expense) in the table below.

Comparison of Consolidated Results for the Three Months Ended March 31, 2020 and 2019

			% Change
			Better/(Worse)
(in millions)	2020	2019	2020 vs. 2019
Revenues	$528.6	$601.1	(12)%
Direct costs	589.0	639.2	8%
General and administrative expenses	52.9	53.9	2%
Loss on impairment of assets	3.8	—	nm
Operating loss	(117.1)	(92.0)	(27)%
Interest expense, net of interest income	(33.4)	(51.1)	35%
Other non-operating income (expense)	39.4	(9.8)	nm
Loss from continuing operations before income taxes and equity in net income of affiliates	(111.2)	(152.9)	27%
Income tax benefit	235.1	35.8	nm
Equity in net income of affiliates, net of tax	0.2	—	nm
Income (loss) from continuing operations	124.1	(117.1)	nm
(Loss) income from discontinued operations, net of tax	(3.8)	63.3	(106)%
(Loss) gain on sales of discontinued operations, net of tax	(22.0)	248.0	(109)%
Net income	98.3	194.3	(49)%
Net loss (income) attributable to noncontrolling interests	1.3	(3.0)	(143)%
Net income attributable to Laureate Education, Inc.	$99.6	$191.2	(48)%
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see “Discussion of Significant Items Affecting the Consolidated Results.”

Comparison of Consolidated Results for the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

Revenues decreased by $72.5 million to $528.6 million for the three months ended March 31, 2020 (the 2020 fiscal quarter) from $601.1 million for the three months ended March 31, 2019 (the 2019 fiscal quarter). The effect of a net change in foreign currency exchange rates decreased revenues by $40.5 million. The incremental impact of disposition decreased revenues by $7.4 million, related to the sale of UniNorte during the fourth quarter of 2019. Average total organic enrollment at a majority of our institutions decreased during the 2020 fiscal quarter, decreasing revenues by $3.4 million compared to the 2019 fiscal quarter. The overall decrease in organic enrollment was partially offset by an increase in our Rest of World segment. The effect of changes in tuition rates and enrollments in programs at varying price points (“product mix”), pricing and timing decreased revenues by $21.8 million for the 2020 fiscal quarter, attributable primarily to the academic calendar and the timing of semester start dates in the Andean segment. These decreases in revenues were partially offset by other Corporate and Eliminations changes, which accounted for an increase in revenues of $0.6 million.

Direct costs and general and administrative expenses combined decreased by $51.2 million to $641.9 million for the 2020 fiscal quarter from $693.1 million for the 2019 fiscal quarter. This decrease in direct costs was due to the effect of a net change in foreign currency exchange rates, which decreased costs by $44.8 million; the incremental impact of the disposition of UniNorte, which decreased direct costs by $9.9 million; the effect of operational changes, which decreased direct costs by $6.5 million; and other Corporate and Eliminations expenses, which accounted for a decrease in costs of $9.1 million in the 2020 fiscal quarter. Partially offsetting these decreases in direct costs were Excellence-in-Process (EiP) implementation expense, which increased costs by $18.1 million for the 2020 fiscal quarter compared to the 2019 fiscal quarter, in addition to changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets, which resulted in a year-over-year increase in direct costs of $1.0 million.

Operating loss increased by $25.1 million to $117.1 million for the 2020 fiscal quarter from $92.0 million for the 2019 fiscal quarter. This increase in operating loss was primarily the result of a higher operating loss in our Andean segment, a change from operating income to operating loss in our Mexico segment, and a lower operating income in our Online & Partnerships segment, combined with an impairment loss of $3.8 million at Corporate during the 2020 fiscal quarter. These increases in operating loss were partially offset by decreased loss in our Brazil and Rest of World segments in the 2020 fiscal quarter compared to the 2019 fiscal quarter.

Interest expense, net of interest income decreased by $17.7 million to $33.4 million for the 2020 fiscal quarter from $51.1 million for the 2019 fiscal quarter. The decrease in interest expense was primarily attributable to lower average debt balances.

Other non-operating income (expense) changed by $49.2 million, to an income of $39.4 million for the 2020 fiscal quarter from an expense of $(9.8) million for the 2019 fiscal quarter. This change was primarily attributable to: (1) a gain on foreign currency exchange during the 2020 fiscal quarter compared to a loss during the 2019 fiscal quarter, for a change of $40.7 million; (2) a decrease in loss on debt extinguishment of $10.6 million related to the partial repayment of the 2024 Term Loan during the 2019 fiscal quarter; and (3) a gain on sale of subsidiaries of $2.7 million related primarily to a sale price adjustment for UniNorte. These increases in non-operating income were partially offset by a decrease in gain on derivative instruments of $4.4 million compared to the 2019 fiscal quarter, and other non-operating expense in the 2020 fiscal quarter compared to income in the 2019 fiscal quarter, for a change of $0.4 million.

Income tax benefit increased by $199.3 million to $235.1 million for the 2020 fiscal quarter from $35.8 million for the 2019 fiscal quarter. This increase was attributable to a discrete tax benefit of approximately $222 million that was recognized during the 2020 fiscal quarter related to the tax-basis step up of certain intellectual property that became subject to Dutch taxation in the Netherlands.

(Loss) income from discontinued operations, net of tax changed by $67.1 million to a loss of $(3.8) million for the 2020 fiscal quarter from income of $63.3 million for the 2019 fiscal quarter. This change was the result of the sales during 2019 of discontinued operations that generated income during the 2019 fiscal quarter.

(Loss) gain on sales of discontinued operations, net of tax changed by $270.0 million to a loss of $(22.0) million for the 2020 fiscal quarter, related to the sales of our Costa Rica and NSAD operations, compared to a gain of $248.0 million for the 2019 fiscal quarter related to the sales of our St. Augustine and Thailand operations, along with an adjustment to the gain on the sale of our China operation.

Net loss (income) attributable to noncontrolling interests changed by $4.3 million to a loss of $1.3 million for the 2020 fiscal quarter from an income of $(3.0) million for the 2019 fiscal quarter. This change was primarily related to our previous joint venture in Saudi Arabia.

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

The following table presents Adjusted EBITDA and reconciles income (loss) from continuing operations to Adjusted EBITDA for the three months ended March 31, 2020 and 2019:

			% Change
			Better/(Worse)
(in millions)	2020	2019	2020 vs. 2019
Income (loss) from continuing operations	$124.1	$(117.1)	nm
Plus:
Equity in net income of affiliates, net of tax	(0.2)	—	nm
Income tax benefit	(235.1)	(35.8)	nm
Loss from continuing operations before income taxes and equity in net income of affiliates	(111.2)	(152.9)	27%
Plus:
Gain on disposal of subsidiaries, net	(2.7)	—	nm
Foreign currency exchange (gain) loss, net	(35.9)	4.7	nm
Other expense (income), net	0.1	(0.4)	(125)%
Gain on derivatives	(0.8)	(5.2)	(85)%
Loss on debt extinguishment	—	10.6	100%
Interest expense	36.1	54.7	34%
Interest income	(2.7)	(3.6)	(25)%
Operating loss	(117.1)	(92.0)	(27)%
Plus:
Depreciation and amortization	44.2	47.2	6%
EBITDA	(72.9)	(44.8)	(63)%
Plus:
Share-based compensation expense (a)	2.0	3.0	33%
Loss on impairment of assets (b)	3.8	—	nm
EiP implementation expenses (c)	30.4	12.3	(147)%
Adjusted EBITDA	$(36.9)	$(29.6)	(25)%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”

(b) Represents non-cash charges related to impairments of long-lived assets. For further details, see “Discussion of Significant Items Affecting the Consolidated Results for the Three Months Ended March 31, 2020.”
(c) EiP implementation expenses are related to our enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs) around the world, as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also includes other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure and certain non-recurring costs incurred in connection with the planned and completed dispositions. Beginning in the third quarter of 2019, EiP also includes expenses associated with an enterprise-wide program aimed at revenue growth.
Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Three Months Ended March 31, 2020 and 2019
Depreciation and amortization decreased by $3.0 million to $44.2 million for the 2020 fiscal quarter from $47.2 million for the 2019 fiscal quarter. The effects of foreign currency exchange decreased depreciation and amortization expense by $3.4 million for the 2020 fiscal quarter. In addition, the incremental impact of the disposition of UniNorte decreased depreciation and amortization expense by $0.1 million for the 2020 fiscal quarter. These decreases were partially offset by other items, which increased depreciation and amortization by $0.5 million.

Share-based compensation expense decreased by $1.0 million to $2.0 million for the 2020 fiscal quarter from $3.0 million for the 2019 fiscal quarter.

EiP implementation expenses increased by $18.1 million to $30.4 million for the 2020 fiscal quarter from $12.3 million for the 2019 fiscal quarter. This increase is primarily attributable to the inclusion in EiP of expenses associated with an enterprise-wide program aimed at revenue growth.

Segment Results

We have five reportable segments: Brazil, Mexico, Andean, Rest of World and Online & Partnerships. As discussed in “Overview,” the entire Central America segment is included in Discontinued Operations and therefore is excluded from segment results. For purposes of the following comparison of results discussion, “segment direct costs” represent direct costs by segment as they are included in Adjusted EBITDA, such that depreciation and amortization expense, loss on impairment of assets, share-based compensation expense and our EiP implementation expenses have been excluded. Organic enrollment is based on average total enrollment for the period. For a further description of our segments, see “Overview.”

The following tables, derived from our consolidated financial statements included elsewhere in this Form 10-Q, presents selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended March 31,	2020	2019	2020 vs. 2019
Revenues:
Brazil	$83.7	$110.0	(24)%
Mexico	154.2	156.5	(1)%
Andean	89.5	138.9	(36)%
Rest of World	43.6	33.4	31%
Online & Partnerships	156.5	161.8	(3)%
Corporate	1.1	0.5	120%
Consolidated Total Revenues	$528.6	$601.1	(12)%

Adjusted EBITDA:
Brazil	$(19.2)	$(30.7)	37%
Mexico	23.3	25.8	(10)%
Andean	(62.2)	(33.2)	(87)%
Rest of World	4.8	(3.4)	nm
Online & Partnerships	43.3	48.6	(11)%
Corporate	(27.0)	(36.7)	26%
Consolidated Total Adjusted EBITDA	$(36.9)	$(29.6)	(25)%
nm - percentage change not meaningful

Brazil

Financial Overview

Comparison of Brazil Results for the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2019	$110.0	$140.7	$(30.7)
Organic enrollment (1)	—
Product mix, pricing and timing (1)	(1.0)
Organic constant currency	(1.0)	(10.3)	9.3
Foreign exchange	(17.9)	(16.8)	(1.1)
Acquisitions	—	—	—
Dispositions	(7.4)	(9.8)	2.4
Other (2)	—	(0.9)	0.9
March 31, 2020	$83.7	$102.9	$(19.2)
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues decreased by $26.3 million, a 24% decrease from the 2019 fiscal quarter.
•Organic enrollment remained flat during the 2020 fiscal quarter compared to the 2019 fiscal quarter.
•Revenues represented 16% of our consolidated total revenues for the 2020 fiscal quarter compared to 18% for the 2019 fiscal quarter.

Adjusted EBITDA increased by $11.5 million, a 37% increase from the 2019 fiscal quarter.

Mexico

Financial Overview

Comparison of Mexico Results for the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2019	$156.5	$130.7	$25.8
Organic enrollment (1)	(4.1)
Product mix, pricing and timing (1)	7.4
Organic constant currency	3.3	0.7	2.6
Foreign exchange	(5.6)	(2.4)	(3.2)
Acquisitions	—	—	—
Dispositions	—	—	—
Other (2)	—	1.9	(1.9)
March 31, 2020	$154.2	$130.9	$23.3
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues decreased by $2.3 million, a 1% decrease from the 2019 fiscal quarter.
•Revenue increases from product mix, pricing and timing were partially offset by a decrease in organic enrollment of 2% during the 2020 fiscal quarter, which decreased revenues by $4.1 million.
•Revenues represented 29% of our consolidated total revenues for the 2020 fiscal quarter compared to 26% for the 2019 fiscal quarter.

Adjusted EBITDA decreased by $2.5 million, a 10% decrease from the 2019 fiscal quarter.

Andean

Financial Overview
Comparison of Andean Results for the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2019	$138.9	$172.1	$(33.2)
Organic enrollment (1)	0.6
Product mix, pricing and timing (1)	(37.5)
Organic constant currency	(36.9)	(1.4)	(35.5)
Foreign exchange	(12.5)	(19.0)	6.5
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
March 31, 2020	$89.5	$151.7	$(62.2)
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $49.4 million, a 36% decrease from the 2019 fiscal quarter.
•Revenue decreases during the 2020 fiscal quarter were due primarily to the academic calendar and the timing of semester start dates.
•Organic enrollment increased during the 2020 fiscal quarter by 1%, increasing revenues by $0.6 million.
•Revenue represented 17% of our consolidated total revenues for the 2020 fiscal quarter compared to 23% for the 2019 fiscal quarter.

Adjusted EBITDA decreased by $29.0 million, an 87% decrease from the 2019 fiscal quarter.
•Foreign exchange affected the results for the 2020 fiscal quarter, primarily due to weakening of the Chilean Peso relative to the USD.

Rest of World

Financial Overview
Comparison of Rest of World Results for the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2019	$33.4	$36.8	$(3.4)
Organic enrollment (1)	7.1
Product mix, pricing and timing (1)	7.6
Organic constant currency	14.7	5.2	9.5
Foreign exchange	(4.5)	(3.2)	(1.3)
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
March 31, 2020	$43.6	$38.8	$4.8
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $10.2 million, a 31% increase from the 2019 fiscal quarter.
•Organic enrollment increased during the 2020 fiscal quarter by 22%, increasing revenues by $7.1 million.
•Revenues represented 8% of our consolidated total revenues for the 2020 fiscal quarter compared to 6% for the 2019 fiscal quarter.

Adjusted EBITDA increased by $8.2 million from the 2019 fiscal quarter.
•Foreign exchange affected the results for the 2020 fiscal quarter, primarily due to the weakening of the Australian Dollar relative to the USD.

Online & Partnerships
Financial Overview
Comparison of Online & Partnerships Results for the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2019	$161.8	$113.2	$48.6
Organic enrollment (1)	(7.0)
Product mix, pricing and timing (1)	1.7
Organic constant currency	(5.3)	—	(5.3)
Foreign exchange	—	—	—
Acquisitions	—	—	—
Dispositions	—	—	—
Other	—	—	—
March 31, 2020	$156.5	$113.2	$43.3
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $5.3 million, a 3% decrease from the 2019 fiscal quarter.
•Organic enrollment decreased during the 2020 fiscal quarter by 6%, decreasing revenues by $7.0 million.
•Revenues represented 30% of our consolidated total revenues for the 2020 fiscal quarter compared to 27% for the 2019 fiscal quarter.

Adjusted EBITDA decreased by $5.3 million, a 11% decrease compared to the 2019 fiscal quarter.

Corporate

Corporate revenues represent amounts from our consolidated joint venture with the University of Liverpool, as well as centralized IT costs charged to various segments, offset by the elimination of intersegment revenues.

Operating results for Corporate for the three months ended March 31, 2020 and 2019:

			% Change
			Better/(Worse)
(in millions)	2020	2019	2020 vs. 2019
Revenues	$1.1	$0.5	120%
Expenses	28.1	37.2	24%
Adjusted EBITDA	$(27.0)	$(36.7)	26%

Comparison of Corporate Results for the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

Adjusted EBITDA increased by $9.7 million, a 26% increase from the 2019 fiscal quarter.
•Labor costs and other professional fees decreased expenses by $10.7 million for the 2020 fiscal quarter compared to the 2019 fiscal quarter, related to cost-reduction efforts.
•Other items accounted for a decrease in Adjusted EBITDA of $1.0 million.

Liquidity and Capital Resources

Liquidity Sources

We anticipate that cash flow from operations and available cash will be sufficient to meet our current operating requirements and manage our liquidity needs, including any effects on the Company’s business operations that arise from the COVID-19 pandemic, for at least the next 12 months from the date of issuance of this report. In addition, we are controlling discretionary expenses and reviewing our capital spending projects.

However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to liquidity sources, particularly our cash flows from operations, as well as our financial condition and capitalization. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions, such as obtaining additional financing. The Company will continue to evaluate its financial position in light of future developments, particularly those relating to COVID-19.

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

As of March 31, 2020, our secondary source of liquidity was cash and cash equivalents of $546.7 million, which does not include $46.8 million of cash recorded at subsidiaries that are classified as held for sale at March 31, 2020. Our cash accounts are maintained with high-quality financial institutions with no significant concentration in any one institution.

The Company also maintains a revolving credit facility with a syndicate of financial institutions as a source of liquidity. The revolving credit facility provides for borrowings of $410.0 million and a maturity date of October 7, 2024. If certain conditions are satisfied, the Third Amended and Restated Credit Agreement (the Third A&R Credit Agreement) also provides for an incremental revolving and term loan facilities not to exceed $565.0 million plus additional amounts so long as both immediately before and after giving effect to such incremental facilities the Company’s Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, on a pro forma basis, does not exceed 2.75x. From time to time, we draw down on the revolver and, in accordance with the terms of the credit agreement, any proceeds drawn on the revolving credit facility may be used for general corporate purposes. In March 2020, we fully drew down our $410.0 million revolving credit facility in order to increase our cash position and preserve financial flexibility in light of the COVID-19 pandemic.

Sale Transactions

On January 10, 2020, we completed the sale of our Costa Rica operations and received net proceeds of approximately $15.0 million (approximately $3.3 million net of cash sold and transaction fees). The Company will also receive up to $7.0 million within two years after the sale if Laureate Costa Rica meets certain performance metrics.

On March 6, 2020, we completed the sale of NSAD, a higher education institution located in California. At closing, the Company paid subsidies to the buyers of approximately $4.5 million. Under the terms of the sale agreement, the Company will pay additional subsidies to the buyers of approximately $2.8 million ratably on a quarterly basis over the next four years, beginning on March 31, 2020.

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $196.4 million and $186.9 million as of March 31, 2020 and December 31, 2019, respectively.

Indefinite Reinvestment of Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As part of our business strategies, we have determined that, except for one of our institutions in Peru, all earnings from our foreign continuing operations will be deemed indefinitely reinvested outside of the United States. As of March 31, 2020, $347.7 million of our total $546.7 million of cash and cash equivalents were held by foreign subsidiaries, including $145.5 million held by VIEs. These amounts above do not include $46.8 million of cash recorded at subsidiaries that are classified as held for sale at March 31, 2020, of which $46.6 million was held by foreign subsidiaries. As of December 31, 2019, $275.6 million of our total $339.6 million of cash and cash equivalents were held by foreign subsidiaries, including $157.0 million held by VIEs. These amounts above do not include $55.4 million of cash recorded at subsidiaries that were classified as held for sale at December 31, 2019, of which $49.5 million was held by foreign subsidiaries. The VIEs' cash and cash equivalents balances are generally required to be used only for the operations of these VIEs.

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

Debt

As of March 31, 2020, senior long-term borrowings totaled $1,209.1 million and consisted of $409.1 million of borrowings under our revolving credit facility and $800.0 million in Senior Notes due 2025 that mature in May 2025. As discussed above, in March 2020, we fully drew down our $410.0 million revolving credit facility in order to increase our cash position and preserve financial flexibility in light of the COVID-19 pandemic.

As of March 31, 2020, other debt balances totaled $364.8 million and our finance lease obligations and sale-leaseback financings were $91.6 million. Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries, mortgages payable and notes payable.

Approximately $34.4 million of long-term debt, including the current portion, is included in the held-for-sale liabilities recorded on the consolidated balance sheet as of March 31, 2020. For further description of the held-for-sale amounts see Note 4, Discontinued Operations and Assets Held for Sale, in our consolidated financial statements included elsewhere in this Form 10-Q.

Senior Secured Credit Facility

As of March 31, 2020 and December 31, 2019, the outstanding balance under our Senior Secured Credit Facility was $409.1 million and $202.4 million, respectively, which consisted entirely of balances outstanding under our $410.0 million revolving credit facility.

Covenants

Under the Third A&R Credit Agreement, we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant, as defined in the Third A&R Credit Agreement, unless certain conditions are satisfied. As of March 31, 2020, we were in compliance with the leverage ratio covenant. The maximum ratio, as defined, is 3.50x as of March 31, 2020 and thereafter. In addition, notes payable at some of our locations contain financial maintenance covenants and we were in compliance with those covenants.

Senior Notes

As of both March 31, 2020 and December 31, 2019, the outstanding balance under our Senior Notes due 2025 was $800.0 million.

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

Due to Shareholders of Acquired Companies

In the past, one method of payment for acquisitions was the use of promissory notes payable to the sellers of acquired companies. As of March 31, 2020 and December 31, 2019, we recorded $16.9 million and $21.5 million, respectively, for these liabilities. See also Note 6, Due to Shareholders of Acquired Companies, in our consolidated financial statements included elsewhere in this Form 10-Q.

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

Our total capital expenditures for our continuing and discontinued operations, excluding receipts from the sale of subsidiaries and property equipment, were $28.1 million and $35.8 million during the three months ended March 31, 2020 and 2019, respectively. The 22% decrease in capital expenditures for the 2020 fiscal quarter compared to the 2019 fiscal quarter was a result of the divestitures.

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

The following table summarizes our cash flows from operating, investing, and financing activities for each of the three months ended March 31, 2020 and 2019:

(in millions)	2020	2019
Cash (used in) provided by:
Operating activities	$(3.5)	$45.0
Investing activities	(24.0)	294.1
Financing activities	267.9	(449.6)
Effects of exchange rates changes on cash	(33.6)	2.0
Change in cash included in current assets held for sale	9.7	(2.8)
Net change in cash and cash equivalents and restricted cash	$216.5	$(111.3)

Comparison of Cash Flows for the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

Operating Activities
Cash flows from operating activities decreased by $48.5 million to an operating cash outflow of $(3.5) million for the 2020 fiscal quarter from an operating cash inflow of $45.0 million for the 2019 fiscal quarter. This decrease in operating cash was attributable to the higher operating loss as well as the year-over-year effect of the divestitures that occurred in 2019, as certain of the divested institutions, such as St. Augustine, contributed positive operating cash flows during the first quarter of 2019. When combined with changes in working capital, these factors accounted for a decrease in operating cash flows of approximately $92.2 million. This decrease was partially offset by: (1) a decrease in cash paid for interest of $33.1 million, from $47.7 million for the 2019 fiscal quarter to $14.6 million for the 2020 fiscal quarter, attributable to lower average debt balances; (2) a decrease in cash paid for taxes of $2.4 million, from $18.7 million for the 2019 fiscal quarter to $16.3 million for the 2020 fiscal quarter; and (3) a positive year-over-year effect to operating cash of $8.2 million related to a cash payment during the 2019 fiscal quarter to settle cross currency and interest rate swaps in Chile.

Investing Activities

Cash flows from investing activities decreased by $318.1 million to an investing cash outflow of $(24.0) million for the 2020 fiscal quarter from an investing cash inflow of $294.1 million for the 2019 fiscal quarter. This decrease was primarily attributable to lower cash receipts from the sales of discontinued operations of $327.0 million, from $331.0 million during the 2019 fiscal quarter (for the sales of our St. Augustine and Thailand operations) to $4.0 million, net, during the 2020 fiscal quarter (for the sales of our Costa Rica and NSAD operations and the receipt of a deposit for INTI Malaysia). This decrease in investing cash was partially offset by a decrease in capital expenditures of $7.7 million. Additionally, during the 2019 fiscal quarter, we made a payment of $1.2 million for a small acquisition in Brazil.

Financing Activities

Cash flows from financing activities increased by $717.5 million to a financing cash inflow of $267.9 million for the 2020 fiscal quarter from a financing cash outflow of $(449.6) million for the 2019 fiscal quarter. This increase in financing cash inflows was primarily attributable to: (1) net proceeds from long-term debt during the 2020 fiscal quarter, related to the full draw down on our $410.0 million revolving credit facility in order to increase our cash position and preserve financial flexibility in response to the COVID-19 pandemic, compared to net payments of long-term debt during the 2019 fiscal quarter, for a change of $714.9 million; (2) proceeds from exercise of common stock options of $26.8 million during the 2020 fiscal quarter; and (3) a payment for a debt redemption in Chile during the 2019 fiscal quarter of $5.2 million. These increases in financing cash inflows were partially offset by payments of $29.2 million made during the 2020 fiscal quarter to repurchase shares of our Class A common stock under our stock repurchase program. Other items accounted for the remaining difference of $0.2 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2019 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2019 Form 10-K. During the three months ended March 31, 2020, there were no significant changes to our critical accounting policies. We will continue to monitor the effect to the Company of the COVID-19 pandemic and assess whether any changes to our accounting estimates are warranted as additional information becomes available.

Recently Adopted Accounting Standards

Refer to Note 2, Significant Accounting Policies, in our consolidated financial statements included elsewhere in this Form 10-Q for recently adopted accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2019 Form 10-K. There have been no significant changes in our market risk exposures since our December 31, 2019 fiscal year end.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) for information regarding material pending legal proceedings. Except as set forth below, there have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

As previously disclosed in the 2019 Form 10-K, in May 2019, Laureate was notified by the Spanish Taxing Authorities (“STA”) that a tax audit was opened for some of our Spanish subsidiaries for fiscal years 2014-2015 for corporate income tax based on the STA’s rejection of the tax deductibility of financial expenses related to the same intercompany acquisitions as the previous tax audits. Iniciativas Culturales de España, S.L. (“ICE”), our Spanish holding company, received the final assessment on January 27, 2020, in which the STA rejected the allegation writ submitted by ICE and confirmed the assessment issued by the tax audit, amounting to approximately EUR 4.3 million ($4.8 million at March 31, 2020). ICE intends to appeal the referred assessment before the Administrative Central Court, and, in order to do so, ICE has posted a cash-collateralized letter of credit of approximately EUR 4.3 million ($4.8 million at March 31, 2020).

Finally, the referred tax audit was extended in June 2019 to the non-resident income tax for the second semester of fiscal year 2015. On March 11, 2020, ICE received a preliminary assessment of approximately EUR 21.6 million ($23.9 million at March 31, 2020). This assessment is not final, and we intend to challenge the referred assessment before the STA.

Item 1A. Risk Factors

Except as stated below, there have been no material changes to our risk factors as previously disclosed in Part I, Item 1A “Risk Factors” included in our 2019 Form 10-K. In addition to the information contained herein, you should consider the risk factors disclosed in our 2019 Form 10-K. Furthermore, the impact of COVID-19 may also exacerbate other risks discussed in our 2019 Form 10-K, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations. The situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

An epidemic, pandemic or other public health emergency, such as the recent outbreak of a novel strain of coronavirus (COVID-19), could have a material adverse effect on our business, financial condition, cash flows and results of operations.

A novel strain of coronavirus, COVID-19, first identified in China in late 2019, has spread globally, including to the United States and each country in which we operate. The Company may face risks related to COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020. The extent to which COVID-19, like any other rapidly spreading contagious illness, may impact our operations will depend upon the evolution of the outbreak, which is highly speculative at this time and cannot be predicted with any level of confidence. The Company cannot predict the duration of the outbreak, the severity of the illness or the scope, breadth or depth of the actions that may be taken by governmental authorities and/or other third parties in response to the outbreak.

We believe that the continued spread of COVID-19 and any resulting preventative or protective actions could adversely impact our operations. While we have acted quickly to leverage our existing technologies and learning platforms to serve students outside of the traditional classroom setting—and each of our affected institutions has now transitioned most, if not all, of our face-to-face students to an online learning environment—our ability to retain students, enroll new students and maintain tuition levels, as well as the ability of our students to pay tuition and other fees, may be materially adversely affected by, among other things, (i) the health of our students, our faculty and their families; (ii) decreases in our students’ and/or their families’ level of disposable income; (iii) the performance and reliability of our online program infrastructure; (iv) the ability of our recruiters to conduct outreach with prospective students during the student recruitment season; and (v) adverse legislative and regulatory actions. If we are unable to retain students, enroll new students, maintain tuition levels and collect student accounts receivables, we may be required to record impairments and our business, financial condition, cash flows and results of operations may be materially adversely affected.

In addition, an epidemic, pandemic or other public health emergency could adversely affect, and, in the case of COVID-19, has adversely affected, global economies and financial markets. The depth and duration of the global economic and market downturn resulting from COVID-19 remain highly uncertain, particularly given the lack of appropriate historical benchmarks. Reduced economic activity, increased unemployment and, in some countries, economic recession, may reduce the demand for our programs among students, which could materially adversely affect our business, financial condition, cash flows and results of operations. These adverse economic developments also may result in a reduction in the number of jobs available to our graduates and lower salaries being offered in connection with available employment, which, in turn, may result in declines in our placement and retention rates. As a result, any general economic slowdown or recession that disproportionately impacts the countries in which our institutions operate could have a material adverse effect on our business, financial condition, cash flows and results of operations. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. Additionally, the COVID-19 pandemic has resulted in severe disruption and volatility in the U.S. financial markets. The trading price of our Class A common stock has declined dramatically since the beginning of March 2020 and may continue to experience volatility and declines.

The COVID-19 pandemic continues to evolve rapidly. The ultimate impact of COVID-19—like any other major epidemic, pandemic or public health emergency—is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business or the global economy as a whole. We intend to continue to monitor the situation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (in thousands, except per share amounts)

The following table provides a summary of the Company’s purchases of its Class A common stock during the three months ended March 31, 2020 pursuant to the Company’s authorized stock repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares yet to be purchased under the plans or programs (1)
1/1/20 - 1/31/20	1,619	$18.02	1,619	$—
2/1/20 - 2/29/20	—	—	—	—
3/1/20 - 3/31/20	—	—	—	—
Total	1,619	$18.02	1,619	$—

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

Item 6. Exhibits
(a) Exhibits filed with this report or, where indicated, previously filed and incorporated by reference:

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.1#	Amended and Restated Sale and Purchase Agreement, dated as of November 22, 2017 and amended and restated on January 11, 2018, by and among LEI European Investments B.V., Laureate International B.V. and Galileo Global Education Luxco S.À R.L.	10-K	001-38002	2.7	03/20/2018
2.2#	Sale and Purchase Agreement, dated April 12, 2018, among LEI European Investments B.V., Laureate International B.V. and Global University Systems Germany B.V.	8-K	001-38002	2.1	04/18/2018
2.3#	Asset Purchase Agreement, dated January 15, 2018, among Kendall College, LLC, The Dining Room at Kendall NFP, National Louis University and Laureate Education, Inc.	8-K	001-38002	2.1	08/07/2018
2.4#	Membership Interest Purchase Agreement, dated April 24, 2018, by and among Laureate Education, Inc., Exeter Street Holdings, LLC, University of St. Augustine for Health Sciences, LLC and University of St. Augustine Acquisition Corp.	10-Q	001-38002	2.4	08/09/2018
2.5#	Sale and Purchase Agreement, dated December 12, 2018, by and among Iniciativas Culturales de España S.L., Laureate I B.V. and Samarinda Investments, S.L.	10-K	001-38002	2.5	02/28/2019
2.6#	Share Purchase Agreement relating to the sale and purchase of equity shares of Pearl Retail Solutions Private Limited, M-Power Energy India Private Limited and Data Ram Sons Private Limited	8-K	001-38002	2.1	05/13/2019
2.7#	Share Purchase Agreement relating to all the shares in the capital of Education Turkey B.V.	8-K	001-38002	2.1	08/29/2019
2.8#	Equity Purchase Agreement, dated January 10, 2020, by and among SP Costa Rica Holdings, LLC, Laureate International B.V. and Laureate Education, Inc.	10-K	001-38002	2.8	02/27/2020
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-207243	3.1	01/31/2017
3.2	Amended and Restated Bylaws	S-1/A	333-207243	3.2	01/31/2017
3.3	Certificate of Retirement of Convertible Redeemable Preferred Stock, Series A	8-K	001-38002	3.1	07/20/2018
4.1	Description of Capital Stock of Laureate Education, Inc.	10-K	001-38002	4.1	02/27/2020
4.2	Indenture, dated as of April 26, 2017, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.250% Senior Notes due 2025	8-K	001-38002	4.3	04/27/2017
4.3	Form of 8.250% Senior Note due 2025 (included as Exhibit A to Exhibit 4.3)	8-K	001-38002	4.3	04/27/2017
10.1†	2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	S-1/A	333-207243	10.31	11/20/2015
10.2†	2007 Stock Incentive Plan Form of Stock Option Agreement, as amended on August 31, 2010	S-1/A	333-207243	10.32	11/20/2015
10.3†	2013 Long-Term Incentive Plan Form of Stock Option Agreement effective as of September 11, 2013	S-1/A	333-207243	10.34	11/20/2015
10.4†	Laureate Education, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2009	S-1/A	333-207243	10.35	11/20/2015
10.5†	Form of Management Stockholder’s Agreement for equityholders	S-1/A	333-207243	10.36	11/20/2015
10.6†	Employment Offer Letter, dated July 21, 2008, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S-1/A	333-207243	10.40	11/20/2015
10.7†	Amendment to Employment Offer Letter, dated December 9, 2010, between Laureate Education, Inc. and Eilif Serck-Hanssen	S-1/A	333-207243	10.41	11/20/2015
10.8†	Form of Time-Based Restricted Stock Units Agreement, for grants from and after September 11, 2013	S-1/A	333-207243	10.43	11/20/2015

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.9	Master Service and Confidentiality Agreement, dated April 28, 2014, by and between Laureate Education, Inc. and Accenture LLP	S-1/A	333-207243	10.45	11/20/2015
10.10‡	System Wide Master Agreement, dated April 10, 2015, between Blackboard Inc. and Laureate Education, Inc.	S-1/A	333-207243	10.46	11/20/2015
10.11†	Form of Stockholders’ Agreement for Entity-Appointed Directors	S-1/A	333-207243	10.47	11/20/2015
10.12†	Form of Stockholders’ Agreement for Individual Directors	S-1/A	333-207243	10.48	11/20/2015
10.13†	Executive Retention Agreement, dated February 25, 2016, by and between Ricardo Berckemeyer and Laureate Education, Inc., effective as of September 1, 2015	S-1/A	333-207243	10.54	05/20/2016
10.14†	2013 Long-Term Incentive Plan Form of Stock Option Agreement for 2016 for Named Executive Officers	S-1/A	333-207243	10.57	05/20/2016
10.15†	2013 Long-Term Incentive Plan Form of Stock Option Agreement for 2016	S-1/A	333-207243	10.58	05/20/2016
10.16†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement for 2016 for Named Executive Officers	S-1/A	333-207243	10.59	05/20/2016
10.17†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement for 2016	S-1/A	333-207243	10.60	05/20/2016
10.18	Subscription Agreement, dated as of December 4, 2016, by and among Laureate Education, Inc., Macquarie Sierra Investment Holdings Inc., and each of the other Persons listed on Schedule A and Schedule B thereto.	S-1/A	333-207243	10.63	12/15/2016
10.19	Registration Rights Agreement by and among Laureate Education, Inc., each of the Investors set forth on Schedule A thereto, Douglas L. Becker and Wengen Alberta, Limited Partnership	10-K	001-38002	10.29	03/20/2018
10.20	Investors’ Stockholders Agreement by and among Laureate Education, Inc., Wengen Alberta, Limited Partnership and the Investors set forth on Schedule A thereto	10-K	001-38002	10.30	03/20/2018
10.21†	Form of Cash Long-Term Incentive Plan Agreement	S-1/A	333-207243	10.73	01/10/2017
10.22	Amended and Restated Securityholders Agreement by and among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.1	02/06/2017
10.23	Amended and Restated Registration Rights Agreement by and among Wengen Alberta, Limited Partnership, Wengen Investments Limited, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.2	02/06/2017
10.24†	Amendment to the 2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	10-K	001-38002	10.76	03/29/2017
10.25	Amended and Restated Guarantee, dated as of April 26, 2017, by Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as guarantors, in favor of Citibank, N.A., as collateral agent	10-Q	001-38002	10.83	05/11/2017
10.26	Amended and Restated Pledge Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as pledgors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.84	05/11/2017
10.27	Amended and Restated Security Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as grantors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.85	05/11/2017
10.28	Second Amended and Restated Collateral Agreement, dated as of April 26, 2017, between Walden University, LLC, certain other domestic subsidiaries of Laureate Education, Inc. from time to time, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.86	05/11/2017

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.29†	Laureate Education, Inc. Amended and Restated 2013 Long-Term Incentive Plan	8-K	001-38002	10.1	06/20/2017
10.30†	Amended and Restated 2013 Long-Term Incentive Plan Form of Annual Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.51	08/08/2017
10.31†	Amended and Restated 2013 Long-Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017	10-Q	001-38002	10.52	08/08/2017
10.32†	Amended and Restated 2013 Long-Term Incentive Plan Form of Time-based Stock Option Agreement for 2017	10-Q	001-38002	10.53	08/08/2017
10.33†	Amended and Restated 2013 Long-Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017	10-Q	001-38002	10.54	08/08/2017
10.34†	Amended and Restated 2013 Long-Term Incentive Plan Form of Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.55	08/08/2017
10.35†	Amended and Restated 2013 Long-Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.56	08/08/2017
10.36†	Amended and Restated 2013 Long-Term Incentive Plan Form of Time-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.57	08/08/2017
10.37†	Amended and Restated 2013 Long-Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017 for Certain Executives	10-Q	001-38002	10.58	08/08/2017
10.38†	Form of 2017-2018 Laureate Executive Cash Long-Term Bonus Plan for Certain Executives	10-Q	001-38002	10.59	08/08/2017
10.39†	Employment Offer Letter, dated August 15, 2017, between Laureate Education, Inc. and Victoria Silbey	10-Q	001-38002	10.61	11/08/2017
10.40†	Form of Stock Option Agreement with exercise price of $18.36 for certain executives	10-Q	001-38002	10.64	11/08/2017
10.41†	Form of Stock Option Agreement with exercise price of $21.00 for certain executives	10-Q	001-38002	10.65	11/08/2017
10.42†	Employment Offer Letter, dated November 6, 2017, between Laureate Education, Inc. and Jean-Jacques Charhon	10-K	001-38002	10.67	03/20/2018
10.43†	Transitional Employment Agreement, effective as of November 9, 2017, between Paula Singer and Laureate Education, Inc.	10-K	001-38002	10.68	03/20/2018
10.44	Stock Option Agreement, dated as of January 2, 2018, between Jean-Jacques Charhon and Laureate Education, Inc.	10-Q	001-38002	10.71	05/09/2018
10.45†	Employment Offer Letter, dated May 3, 2018, between Timothy Grace and Laureate Education, Inc.	10-Q	001-38002	10.72	08/09/2018
10.46†	Amended and Restated International Letter of Assignment, dated July 12, 2017, between Neel Broker and Laureate Education, Inc.	10-K	001-38002	10.73	02/28/2019
10.47†	Addendum, dated December 18, 2018, to the Amended and Restated International Letter of Assignment between Neel Broker and Laureate Education, Inc.	10-K	001-38002	10.74	02/28/2019
10.48†	Form of 2019 Annual Incentive Plan	10-Q	001-38002	10.62	08/08/2019
10.49†	Form of Director Indemnity Agreement	10-Q	001-38002	10.64	08/08/2019
10.50†	Separation Agreement, dated July 14, 2019, between Ricardo Berckemeyer and Laureate Education, Inc., effective as of July 15, 2019	10-Q	001-38002	10.65	08/08/2019
10.51†	Separation Agreement and General Release, dated July 25, 2019, between Jose Roberto Loureiro and Laureate Education, Inc., effective as of July 29, 2019	10-Q	001-38002	10.66	08/08/2019
10.52#	Third Amended and Restated Credit Agreement, dated as of October 7, 2019, among Laureate Education, Inc., the lending institutions from time to time parties thereto, and Citibank, N.A., as administrative agent and collateral agent	8-K	001-38002	10.1	10/11/2019

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.53*†◊	Form of Retention Letter for Certain Corporate Executives
10.54*†	Form of Retention/Transaction Bonus Letter for Certain Regional Executives
10.55*†	Form of Named Executive Officer Temporary Salary Reduction Letter
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Ex. 101.INS*	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
Ex. 101.SCH*	XBRL Taxonomy Extension Schema Document
Ex. 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
Ex. 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Laureate Education, Inc. hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.
†	Indicates a management contract or compensatory plan or arrangement.
‡	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the U.S. Securities and Exchange Commission.
◊	Certain identified information has been omitted from this exhibit because it is both (1) not material, and (2) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2020.

/s/ JEAN-JACQUES CHARHON
Jean-Jacques Charhon
Executive Vice President and Chief Financial Officer

/s/ TAL DARMON
Tal Darmon
Chief Accounting Officer, Senior Vice President
and Global Corporate Controller