Form 10-Q
period 2020-06-30
LAUREATE EDUCATION, INC.
filed 2020-08-06
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2020
Class A common stock, par value $0.004 per share	119,206,729 shares
Class B common stock, par value $0.004 per share	90,813,257 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended June 30,	2020	2019
	(Unaudited)	(Unaudited)
Revenues	$791,678	$992,403
Costs and expenses:
Direct costs	554,132	707,363
General and administrative expenses	47,241	67,405
Loss on impairment of assets	445,085	470
Operating (loss) income	(254,780)	217,165
Interest income	1,016	2,844
Interest expense	(33,812)	(41,466)
Loss on debt extinguishment	—	(15,595)
(Loss) gain on derivatives	(1,428)	2,632
Other (expense) income, net	(406)	7,704
Foreign currency exchange (loss) gain, net	(4,903)	8,881
Gain on disposal of subsidiaries, net	93	—
(Loss) income from continuing operations before income taxes and equity in net (loss) income of affiliates	(294,220)	182,165
Income tax expense	(7,529)	(74,564)
Equity in net (loss) income of affiliates, net of tax	(4)	219
(Loss) income from continuing operations	(301,753)	107,820
(Loss) income from discontinued operations, including tax expense of $1,909 and $3,722, respectively	(12,171)	30,280
Gain on sales of discontinued operations, including tax benefit of $3,768 and $34,457, respectively	2,296	641,516
Net (loss) income	(311,628)	779,616
Net loss attributable to noncontrolling interests	3,805	1,976
Net (loss) income attributable to Laureate Education, Inc.	$(307,823)	$781,592

Basic and diluted earnings (loss) per share:
(Loss) income from continuing operations	$(1.44)	$0.48
(Loss) income from discontinued operations	(0.03)	3.00
Basic and diluted (loss) earnings per share	$(1.47)	$3.48

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the six months ended June 30,	2020	2019
	(Unaudited)	(Unaudited)
Revenues	$1,320,235	$1,593,475
Costs and expenses:
Direct costs	1,146,887	1,346,553
General and administrative expenses	96,410	121,316
Loss on impairment of assets	448,853	470
Operating (loss) income	(371,915)	125,136
Interest income	3,683	6,397
Interest expense	(69,922)	(96,119)
Loss on debt extinguishment	—	(26,217)
(Loss) gain on derivatives	(626)	7,815
Other (expense) income, net	(508)	8,101
Foreign currency exchange gain, net	31,041	4,135
Gain on sales of subsidiaries, net	2,822	—
(Loss) income from continuing operations before income taxes and equity in net income of affiliates	(405,425)	29,248
Income tax benefit (expense)	227,573	(38,716)
Equity in net income of affiliates, net of tax	181	219
Loss from continuing operations	(177,671)	(9,249)
(Loss) income from discontinued operations, net of tax expense of $3,391 and $13,863, respectively	(15,975)	93,609
(Loss) gain on sales of discontinued operations, including tax benefit of $5,359 and $34,744, respectively	(19,666)	889,521
Net (loss) income	(213,312)	973,881
Net loss (income) attributable to noncontrolling interests	5,104	(1,046)
Net (loss) income attributable to Laureate Education, Inc.	$(208,208)	$972,835

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.85)	$(0.04)
(Loss) income from discontinued operations	(0.15)	4.37
Basic and diluted (loss) earnings per share	$(1.00)	$4.33

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended June 30,	2020	2019
	(Unaudited)	(Unaudited)
Net (loss) income	$(311,628)	$779,616
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	14,034	10,188
Unrealized loss on derivative instruments, net of tax of $0	—	(10,559)
Total other comprehensive income (loss)	14,034	(371)
Comprehensive (loss) income	(297,594)	779,245
Net comprehensive loss attributable to noncontrolling interests	3,873	2,063
Comprehensive (loss) income attributable to Laureate Education, Inc.	$(293,721)	$781,308

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the six months ended June 30,	2020	2019
	(Unaudited)	(Unaudited)
Net (loss) income	$(213,312)	$973,881
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	(316,082)	59,739
Unrealized loss on derivative instruments, net of tax of $0	—	(7,950)
Minimum pension liability adjustment, net of tax of $0	(932)	—
Total other comprehensive (loss) income	(317,014)	51,789
Comprehensive (loss) income	(530,326)	1,025,670
Net comprehensive loss (income) attributable to noncontrolling interests	4,413	(989)
Comprehensive (loss) income attributable to Laureate Education, Inc.	$(525,913)	$1,024,681

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	June 30, 2020	December 31, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (includes VIE amounts of $215,908 and $157,003, see Note 2)	$629,551	$339,629
Restricted cash	185,702	186,921
Receivables:
Accounts and notes receivable	469,294	432,910
Other receivables	22,426	18,350
Allowance for doubtful accounts	(180,242)	(190,785)
Receivables, net	311,478	260,475
Income tax receivable	27,276	22,416
Prepaid expenses and other current assets	53,875	49,686
Current assets held for sale	62,312	83,800
Total current assets (includes VIE amounts of $392,899 and $346,125, see Note 2)	1,270,194	942,927
Notes receivable, net	10,155	9,882
Property and equipment:
Land	182,706	229,663
Buildings	524,500	662,376
Furniture, equipment and software	850,702	952,599
Leasehold improvements	279,899	329,011
Construction in-progress	41,581	57,393
Accumulated depreciation and amortization	(970,970)	(1,031,823)
Property and equipment, net	908,418	1,199,219
Operating lease right-of-use assets, net	691,631	861,878
Land use rights, net	1,358	1,628
Goodwill	1,355,585	1,701,495
Other intangible assets:
Tradenames	977,799	1,119,454
Other intangible assets, net	963	1,431
Deferred costs, net	66,961	69,998
Deferred income taxes	347,133	125,417
Other assets	136,306	176,326
Long-term assets held for sale	187,174	305,973
Total assets (includes VIE amounts of $657,761 and $948,632, see Note 2)	$5,953,677	$6,515,628

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	June 30, 2020	December 31, 2019
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$68,890	$119,523
Accrued expenses	179,091	214,808
Accrued compensation and benefits	132,038	182,080
Deferred revenue and student deposits	340,343	216,816
Current portion of operating leases	91,326	91,558
Current portion of long-term debt and finance leases	211,298	118,822
Current portion of due to shareholders of acquired companies	8,126	11,523
Income taxes payable	—	25,501
Other current liabilities	24,804	25,969
Current liabilities held for sale	50,252	64,204
Total current liabilities (includes VIE amounts of $191,165 and $142,343, see Note 2)	1,106,168	1,070,804
Long-term operating leases, less current portion	700,944	792,358
Long-term debt and finance leases, less current portion	1,379,917	1,260,317
Due to shareholders of acquired companies, less current portion	7,872	9,995
Deferred compensation	12,934	12,744
Income taxes payable	49,447	62,200
Deferred income taxes	192,158	218,378
Other long-term liabilities	143,594	147,472
Long-term liabilities held for sale	68,425	124,914
Total liabilities (includes VIE amounts of $317,954 and $257,199, see Note 2)	3,661,459	3,699,182
Redeemable noncontrolling interests and equity	12,157	12,295
Stockholders' equity:
Preferred stock, par value $0.001 per share – 49,889 shares authorized as of June 30, 2020 and December 31, 2019, respectively, no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Class A common stock, par value $0.004 per share – 700,000 shares authorized, 136,834 shares issued and 119,207 shares outstanding as of June 30, 2020 and 135,583 shares issued and 119,575 shares outstanding as of December 31, 2019	547	542
Class B common stock, par value $0.004 per share – 175,000 shares authorized, 90,813 shares issued and outstanding as of June 30, 2020 and 90,831 shares issued and outstanding as of December 31, 2019	363	363
Additional paid-in capital	3,756,975	3,724,636
Retained earnings	228,301	436,509
Accumulated other comprehensive loss	(1,391,686)	(1,073,981)
Treasury stock at cost (17,627 shares held at June 30, 2020 and 16,008 shares held at December 31, 2019)	(300,309)	(271,106)
Total Laureate Education, Inc. stockholders' equity	2,294,191	2,816,963
Noncontrolling interests	(14,130)	(12,812)
Total stockholders' equity	2,280,061	2,804,151
Total liabilities and stockholders' equity	$5,953,677	$6,515,628

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the six months ended June 30,	2020	2019
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net (loss) income	$(213,312)	$973,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,276	97,384
Amortization of operating lease right-of-use assets	49,475	62,788
Loss on impairment of assets	458,820	470
Loss (gain) on sales of subsidiaries and disposal of property and equipment, net	26,068	(852,348)
Loss (gain) on derivative instruments	626	(7,977)
Payments for settlement of derivative contracts	(626)	(8,233)
Loss on debt extinguishment	—	26,217
Non-cash interest expense	8,828	(317)
Non-cash share-based compensation expense	6,605	8,004
Bad debt expense	63,695	62,410
Deferred income taxes	(226,841)	4,744
Unrealized foreign currency exchange gain	(25,597)	(5,246)
Non-cash loss from non-income tax contingencies	5,952	4,609
Other, net	670	(4,117)
Changes in operating assets and liabilities:
Receivables	(139,873)	(221,719)
Prepaid expenses and other assets	(18,166)	(78,740)
Accounts payable and accrued expenses	(100,296)	(33,562)
Income tax receivable/payable, net	(46,314)	(53,183)
Deferred revenue and other liabilities	127,371	57,482
Net cash provided by operating activities	61,361	32,547
Cash flows from investing activities
Purchase of property and equipment	(49,163)	(62,801)
Expenditures for deferred costs	(8,335)	(8,022)
Receipts from sales of discontinued operations, net of cash sold, and property and equipment	22,454	1,161,440
Settlement of derivatives related to sale of discontinued operations and net investment hedge	—	12,866
Business acquisitions, net of cash acquired	—	(1,205)
(Payments to) receipts from related parties	(1)	87
Net cash (used in) provided by investing activities	(35,045)	1,102,365
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	525,187	507,691
Payments on long-term debt	(256,299)	(1,877,310)
Payments of deferred purchase price for acquisitions	(1,858)	(12,133)
Payments to purchase noncontrolling interests	—	(5,761)
Proceeds from exercise of stock options	26,732	—
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(1,150)	(1,251)
Payments to repurchase common stock	(29,203)	—
Payments of debt issuance costs	—	(5,949)
Distributions to noncontrolling interest holders	—	(1,363)
Net cash provided by (used in) financing activities	263,409	(1,396,076)
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	(23,265)	8,651
Change in cash included in current assets held for sale	22,243	64,266
Net change in Cash and cash equivalents and Restricted cash	288,703	(188,247)
Cash and cash equivalents and Restricted cash at beginning of period	526,550	583,572
Cash and cash equivalents and Restricted cash at end of period	$815,253	$395,325

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

Discontinued Operations

On August 9, 2018, the Company announced the divestiture of certain subsidiaries located in Europe, Asia and Central America, which were included in the Rest of World, Andean, and Central America (formerly Central America & U.S. Campuses) segments. Previously, the Company had announced the divestiture of certain subsidiaries in the Rest of World and Central America segments. After completing all of these announced divestitures, the Company’s remaining principal markets would be Brazil, Chile, Mexico and Peru, along with the Online & Partnerships segment and the institutions in Australia and New Zealand. This represented a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, all of the divestitures that were part of this strategic shift, including the divestitures announced on August 9, 2018 and those announced previously, as well as the Company's operations in the Kingdom of Saudi Arabia that were managed under a contract that expired on August 31, 2019 and was not renewed, are accounted for as discontinued operations for all periods presented in accordance with Accounting Standards Codification (ASC) 205-20, “Discontinued Operations” (ASC 205). See Note 4, Discontinued Operations and Assets Held for Sale, for more information. Unless indicated otherwise, the information in the footnotes to the Consolidated Financial Statements relates to continuing operations.

Exploration of Strategic Alternatives

On January 27, 2020, Laureate announced that its Board of Directors had authorized the Company to explore strategic alternatives for each of its businesses to unlock shareholder value. As part of this process, the Company is evaluating all potential options for its remaining businesses, including sales, spin-offs or business combinations. There can be no assurance as to the outcome of this process, including whether it will result in the completion of any transaction, as to the values that may be realized from any potential transaction or as to how long the review process will take. During the six months ended June 30, 2020, no additional entities met the held-for-sale criteria and, therefore, there were no changes to the entities classified as Discontinued Operations. As discussed in Note 21, Subsequent Events, on July 29, 2020, the Company entered into an agreement to sell its Australia and New Zealand operations.

During the second quarter of 2020, the Company recorded an impairment charge of approximately $418,000 related to the long-lived assets, indefinite-lived intangible assets and goodwill of our institutions in Chile. See further discussion in Note 8, Goodwill and Loss on Impairment of Assets.

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

The VIEs in Brazil, for 2019, and Mexico include several not-for-profit foundations that had insignificant operating expenses and no revenues. Selected Consolidated Statements of Operations information for VIEs that are included in continuing operations was as follows, net of the charges related to the above-described contractual arrangements:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Selected Statements of Operations information:
Revenues, by segment:
Andean	$116,035	$148,472	$152,501	$204,922
Revenues	116,035	148,472	152,501	204,922

Depreciation and amortization	5,568	6,890	11,493	12,986

Operating (loss) income, by segment:
Brazil	—	(17)	—	(34)
Mexico	(110)	(99)	(278)	(196)
Andean	(250,501)	44,519	(282,806)	17,299
Operating (loss) income	(250,611)	44,403	(283,084)	17,069

Net (loss) income attributable to Laureate Education, Inc.	(249,346)	41,785	(280,021)	17,585

As discussed in Note 8, Goodwill and Loss on Impairment of Assets, during the second quarter of 2020, the Company recorded an impairment charge of approximately $418,000 related to the long-lived assets, indefinite-lived intangible assets and goodwill of our Chilean operations, of which approximately $291,000 related to our VIE institutions in Chile.

The following table reconciles the Net (loss) income attributable to Laureate Education, Inc. as presented in the table above, to the amounts in our Consolidated Statements of Operations:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to Laureate Education, Inc.:
Variable interest entities	$(249,346)	$41,785	$(280,021)	$17,585
Other operations	30,443	699,745	(52,186)	654,533
Corporate and eliminations	(88,920)	40,062	123,999	300,717
Net (loss) income attributable to Laureate Education, Inc.	$(307,823)	$781,592	$(208,208)	$972,835

The following table presents selected assets and liabilities of the consolidated VIEs. Except for Goodwill, the assets in the table below include the assets that can be used only to settle the obligations for the VIEs. The liabilities in the table are liabilities for which the creditors of the VIEs do not have recourse to the general credit of Laureate.

	June 30, 2020		December 31, 2019
	VIE	Consolidated	VIE	Consolidated
Balance Sheets data:
Cash and cash equivalents	$215,908	$629,551	$157,003	$339,629
Current assets held for sale	17,758	62,312	16,050	83,800
Other current assets	159,233	578,331	173,072	519,498
Total current assets	392,899	1,270,194	346,125	942,927

Goodwill	31,431	1,355,585	159,957	1,701,495
Tradenames	—	977,799	61,691	1,119,454
Other intangible assets, net	—	963	—	1,431
Operating lease right-of-use assets, net	34,694	691,631	65,761	861,878
Long-term assets held for sale	52,745	187,174	52,519	305,973
Other long-term assets	145,992	1,470,331	262,579	1,582,470
Total assets	657,761	5,953,677	948,632	6,515,628

Current liabilities held for sale	12,087	50,252	11,741	64,204
Other current liabilities	179,078	1,055,916	130,602	1,006,600
Long-term operating leases, less current portion	52,577	700,944	56,571	792,358
Long-term liabilities held for sale	38,545	68,425	29,666	124,914
Long-term debt and other long-term liabilities	35,667	1,785,922	28,619	1,711,106
Total liabilities	317,954	3,661,459	257,199	3,699,182

Total stockholders' equity	339,807	2,280,061	691,433	2,804,151
Total stockholders' equity attributable to Laureate Education, Inc.	339,807	2,294,191	691,433	2,816,963
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

The New Law established a Superintendency of Higher Education, with authority to regulate institutions of higher education and promulgate regulations and procedures implementing the New Law. On May 29, 2019, the New Law’s provisions regarding related party transactions went effective and the Superintendent has since issued further interpretive guidance and regulations. Prior to the effectiveness of the provisions, each of the Chilean non-profit universities and the relevant Laureate services provider agreed to terminate their existing network services agreement in favor of an open bidding process, wherein unrelated third parties and Laureate-related providers were invited to compete in the provision of the services that are essential to the fulfillment of each of the universities’ academic missions. The Company participated in these open bid processes, conducted by a third party, who found the Company had the superior bid in many of them. Awarded contracts entered into force once the applicable university’s board approved them or in January 2020, in the case of some of the educational services. Within the ordinary regulatory course of supervision, the Company and the Chilean non-profit universities will continue to interact with the Superintendent to maintain compliance with the New Law. We do not believe that the New Law will change our relationship with our two technical-vocational institutions in Chile that are for-profit entities. Additionally, we will continue to evaluate our accounting treatment of the Chilean non-profit universities to determine whether we can continue to consolidate them.

COVID-19

The outbreak of COVID-19 has caused domestic and global disruption in operations for institutions of higher education. The long-term effect to the Company of the COVID-19 pandemic depends on numerous factors, including, but not limited to, the effect on student enrollment, tuition pricing, and collections in future periods, which cannot be fully quantified at this time. As of June 30, 2020 and through the date of this Form 10-Q, the Company evaluated its accounting estimates that require consideration of forecasted financial information, based on current information reasonably available to us. The forecast also includes certain estimates and assumptions around macroeconomic conditions and the timing of campuses reopening. While this evaluation did not result in a material effect to the Company’s Consolidated Financial Statements as of and for the six months ended June 30, 2020, future evaluations could result in a material effect, including potential impairments, depending on the eventual impact to the Company of the COVID-19 pandemic and its effect on student enrollment, tuition pricing, and collections in future periods.

Recently Adopted Accounting Standards

Accounting Standards Update (ASU) No. 2016-13 (ASU 2016-13), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, which sets forth a “current expected credit loss” (CECL) model and requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. ASU 2016-13 applies to financial instruments that are not measured at fair value, including receivables that result from revenue transactions. This ASU was effective for Laureate beginning on January 1, 2020 and did not have a material impact on our Consolidated Financial Statements. Laureate adopted this ASU using the modified retrospective transition method. Under this transition method, the new standard is applied from January 1, 2020 without restatement of comparative period amounts. The impact of transitioning to the new standard was immaterial and no adjustment was recorded to retained earnings for the cumulative effect of adopting this ASU on January 1, 2020. Results for reporting periods beginning after January 1, 2020 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

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

The following table shows the components of Revenues by reportable segment and as a percentage of total net revenue for the three months ended June 30, 2020 and 2019:

	Brazil	Mexico	Andean	Rest of World	Online & Partnerships	Corporate(1)	Total
2020
Tuition and educational services	$212,674	$136,408	$384,171	$69,657	$161,023	$—	$963,933	122%
Other	511	12,137	13,520	1,356	13,709	984	42,217	5%
Gross revenue	213,185	148,545	397,691	71,013	174,732	984	1,006,150	127%
Less: Discounts / waivers / scholarships	(94,666)	(33,681)	(51,824)	(8,454)	(25,847)	—	(214,472)	(27)%
Total	$118,519	$114,864	$345,867	$62,559	$148,885	$984	$791,678	100%
2019
Tuition and educational services	$333,758	$178,088	$448,971	$54,277	$177,590	$—	$1,192,684	120%
Other	2,442	21,166	22,764	1,997	13,320	(1,053)	60,636	6%
Gross revenue	336,200	199,254	471,735	56,274	190,910	(1,053)	1,253,320	126%
Less: Discounts / waivers / scholarships	(139,094)	(36,799)	(48,741)	(5,088)	(31,195)	—	(260,917)	(26)%
Total	$197,106	$162,455	$422,994	$51,186	$159,715	$(1,053)	$992,403	100%

The following table shows the components of Revenues by reportable segment and as a percentage of total net revenue for the six months ended June 30, 2020 and 2019:

	Brazil	Mexico	Andean	Rest of World	Online & Partnerships	Corporate(1)	Total
2020
Tuition and educational services	$367,818	$300,573	$473,431	$116,237	$335,381	$—	$1,593,440	121%
Other	2,494	39,354	25,213	3,126	25,495	2,064	97,746	7%
Gross revenue	370,312	339,927	498,644	119,363	360,876	2,064	1,691,186	128%
Less: Discounts / waivers / scholarships	(168,112)	(70,856)	(63,269)	(13,228)	(55,486)	—	(370,951)	(28)%
Total	$202,200	$269,071	$435,375	$106,135	$305,390	$2,064	$1,320,235	100%
2019
Tuition and educational services	$535,013	$342,890	$586,374	$88,866	$358,640	$—	$1,911,783	120%
Other	4,367	47,662	38,610	3,941	25,327	(562)	119,345	7%
Gross revenue	539,380	390,552	624,984	92,807	383,967	(562)	2,031,128	127%
Less: Discounts / waivers / scholarships	(232,306)	(71,633)	(63,047)	(8,189)	(62,478)	—	(437,653)	(27)%
Total	$307,074	$318,919	$561,937	$84,618	$321,489	$(562)	$1,593,475	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $469,294 and $432,910 as of June 30, 2020 and December 31, 2019, respectively. The increase in the contract assets balance at June 30, 2020 compared to December 31, 2019 was primarily driven by our enrollment cycles. The first and third calendar quarters generally coincide with the primary and secondary intakes for our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $340,343 and $216,816 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively. The increase in the contract liability balance during the period ended June 30, 2020 was the result of semester billings and cash payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the six months ended June 30, 2020 that was included in the contract liability balance at the beginning of the year was approximately $168,700.

Note 4. Discontinued Operations and Assets Held for Sale

As discussed in Note 1, Description of Business, on August 9, 2018, the Company announced that it planned to focus on its principal markets and would divest certain of its other markets. The principal markets that would remain (the Continuing Operations) included Brazil, Chile, Mexico, and Peru, along with the Online & Partnerships segment and the institutions in Australia and New Zealand. At the time of the announcement on August 9, 2018, the markets being divested by sale (the Discontinued Operations) included the institutions in Portugal and Spain, which were part of the Andean segment, all remaining institutions in the Central America segment, and all remaining institutions in the Rest of World segment, except for Australia, New Zealand and the managed institutions in the Kingdom of Saudi Arabia and China. The institutions in the Kingdom of Saudi Arabia were managed under a contract that expired at the end of August 2019 and was not renewed. Accordingly, these institutions were disposed of other than by sale on August 31, 2019 and, beginning in the third quarter of 2019, have been included in Discontinued Operations for all periods presented. As of June 30, 2020, one VIE institution in Honduras is included in Discontinued Operations.

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

Summarized operating results and cash flows of the Discontinued Operations are presented in the following tables:

For the three months ended June 30,	2020	2019
Revenues	$25,550	$157,347
Depreciation and amortization	—	399
Share-based compensation expense	6	106
Other direct costs	23,274	126,202
Loss on impairment of assets	9,967	—
Operating (loss) income	(7,697)	30,640
Other non-operating (loss) income	(2,565)	3,362
Pretax (loss) income of discontinued operations	(10,262)	34,002
Income tax expense	(1,909)	(3,722)
(Loss) income from discontinued operations, net of tax	$(12,171)	$30,280

For the six months ended June 30,	2020	2019
Revenues	$58,796	$380,686
Depreciation and amortization	—	834
Share-based compensation expense	9	269
Loss on impairment of assets	9,967	—
Other direct costs	50,822	278,639
Operating (loss) income	(2,002)	100,944
Other non-operating (loss) income	(10,582)	6,528
Pretax (loss) income of discontinued operations	(12,584)	107,472
Income tax expense	(3,391)	(13,863)
(Loss) income from discontinued operations, net of tax	$(15,975)	$93,609

Operating cash flows of discontinued operations	$(4,708)	$31,309
Investing cash flows of discontinued operations	$(551)	$(11,561)
Financing cash flows of discontinued operations	$(1,856)	$(31,964)

Loss on Impairment of Assets

During the second quarter of 2020, we recorded an impairment charge of $9,967 related to long-lived assets of our institution in Honduras, in order to write down the carrying value of those assets to their estimated fair value.

The assets and liabilities of the Discontinued Operations, which are subject to finalization, have been classified as held for sale as of June 30, 2020 and December 31, 2019, in accordance with ASC 205. The assets and liabilities are recorded at the lower of their carrying values or their estimated ‘fair values less costs to sell.’

The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are presented in the following tables:

	June 30, 2020	December 31, 2019
Assets of Discontinued Operations
Cash and cash equivalents	$34,246	$55,401
Receivables, net	20,840	14,762
Property and equipment, net	119,696	182,530
Goodwill	9,427	9,753
Tradenames	6,832	6,890
Operating lease right-of-use assets, net	25,572	59,231
Other assets	25,863	52,730
Subtotal: assets of Discontinued Operations	$242,476	$381,297

Other assets classified as held for sale
Property and equipment, net	7,010	8,476
Total assets held for sale	$249,486	$389,773

	June 30, 2020	December 31, 2019
Liabilities of Discontinued Operations
Deferred revenue and student deposits	$15,149	$14,287
Operating leases, including current portion	26,493	63,304
Long-term debt and finance leases, including current portion	31,778	55,495
Other liabilities	45,257	56,032
Total liabilities held for sale	$118,677	$189,118

Sale Agreement Pending Closure as of June 30, 2020

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

The total purchase price, including the payment to the current minority owner, will be $140,000. The closing of the transaction is subject to customary closing conditions, including approval by regulators in Malaysia. In connection with the signing of the Malaysia Sale Agreement, the Malaysia Purchaser paid to the Malaysia Seller a cash deposit of $5,000, which the Company has recorded as a liability pending the closing of the sale and is included in Receipts from sales of discontinued operations, net of cash sold, and property and equipment within investing activities in the Consolidated Statement of Cash Flows for the six months ended June 30, 2020.

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

Pursuant to the Agreement, the Costa Rica Buyer purchased from Laureate International (i) all of the equity units of Education Holding Costa Rica, S.R.L., which owned, directly or indirectly, all of the equity units of Lusitania S.R.L., Universidad ULatina, S.R.L. (ULatina) and Universidad Americana UAM, S.R.L. (collectively, Laureate Costa Rica) and (ii) a note due from ULatina to Laureate International. Consideration for the transaction consisted of $15,000 paid at closing and up to $7,000 to be paid within the next two years if Laureate Costa Rica met certain performance metrics. One of the performance metrics was finalized during the second quarter of 2020 and did not result in any additional proceeds to the Company; the maximum additional proceeds that the Company could receive if the remaining performance metric is met is $5,000. The proceeds received, net of cash sold, transaction fees and a working capital adjustment that was completed during the second quarter of 2020, were approximately $1,800. Additionally, Laureate Costa Rica retained obligations to pay approximately $30,000 in finance lease indebtedness for which the Costa Rica Buyer has no recourse to Laureate International. During the third quarter of 2019, the Company recorded an impairment loss of approximately $25,000 on the long-lived assets at the Costa Rica institutions, in order to write down the carrying value of those assets to their estimated fair value, per ASC 360-10. Upon completion of the sale in January 2020 and after including the working capital adjustment, the Company recognized a pre-tax loss of approximately $18,600, which related to subsequent changes in net carrying values and is included in loss on sales of discontinued operations on the Consolidated Statement of Operations for the six months ended June 30, 2020.

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

Sale of NewSchool of Architecture and Design, LLC (NSAD)

On March 6, 2020, the Company completed the sale of NSAD. Under the terms of the membership interests purchase agreement, Exeter Street Holdings, LLC, an indirect wholly owned subsidiary of the Company, sold 100% of the outstanding membership interests of NSAD to Ambow NSAD, Inc. and Ambow Education Holding, Ltd. (the NSAD Buyers) for a purchase price of one dollar, subject to certain adjustments. NSAD is a higher education institution located in California that offers undergraduate and graduate degrees and non-degree certificates in design and construction management. Under the terms of the agreement, the Company agreed to pay subsidies to the NSAD Buyers totaling approximately $7,300, of which all but $2,800 was settled at the closing date. The remaining subsidy of $2,800 will be paid to the NSAD Buyers ratably on a quarterly basis over the next four years. The Company recognized a pre-tax loss on the sale of approximately $5,700, which is included in loss on sales of discontinued operations on the Consolidated Statement of Operations for the six months ended June 30, 2020.

Sale of China Operations-Receipt of Escrow

On January 25, 2018, the Company completed the sale of LEI Lie Ying Limited in China. At the closing of the sale on January 25, 2018, a portion of the total transaction value was paid into an escrow account, to be distributed to the Company pursuant to the terms and conditions of the escrow agreement. As of December 31, 2019, the Company had recorded a receivable of approximately $25,900 for the portion of the escrowed amount that the Company expected to receive. Per the terms of the escrow agreement, in June 2020, the Company received approximately 141,647 Hong Kong Dollars (approximately $18,300 at the date of receipt) from the escrow, which was offset against the receivable recorded, and is included in receipts from sales of discontinued operations within investing activities on the Consolidated Statement of Cash Flows. Under the terms of the agreement, the Company expects to receive the remaining escrow receivable amount in January 2021.

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

	June 30, 2020	December 31, 2019	Nominal Currency	Interest Rate %
Universidade Anhembi Morumbi (UAM Brazil)	$15,814	$20,179	BRL	CDI + 2%
Faculdade Porto-Alegrense (FAPA)	184	230	BRL	IGP-M
IADE Group	—	1,109	EUR	3%
Total due to shareholders of acquired companies	15,998	21,518
Less: Current portion of due to shareholders of acquired companies	8,126	11,523
Due to shareholders of acquired companies, less current portion	$7,872	$9,995

BRL: Brazilian Real	CDI: Certificados de Depósitos Interbancários (Brazil)
EUR: European Euro	IGP-M: General Index of Market Prices (Brazil)

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

In Brazil, approximately 73% of post-secondary students are enrolled in private higher education institutions. While the federal government defines the national curricular guidelines, institutions are licensed to operate by city. Laureate owns 12 institutions in seven states throughout Brazil, with a particularly strong presence in the competitive São Paulo market. Most students finance their own education while others rely on the government-sponsored programs such as Prouni and Fundo de Financiamento Estudantil (FIES).

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

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Gain (loss) on sale or disposal of subsidiaries, Foreign currency exchange gain, net, Other (expense) income, net, (Loss) gain on derivatives, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. EiP is an enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs) around the world, as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also includes other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure and certain non-recurring costs incurred in connection with the planned dispositions described in Note 4, Discontinued Operations and Assets Held for Sale, and the completed dispositions described in Note 5, Dispositions. Beginning in the third quarter of 2019, EiP also includes expenses associated with an enterprise-wide program aimed at revenue growth.

When we review Adjusted EBITDA on a segment basis, we exclude intercompany revenues and expenses related to network fees and royalties between our segments, which eliminate in consolidation. We use total assets as the measure of assets for reportable segments.

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Income from continuing operations before income taxes and equity in net (loss) income of affiliates, as reported in the Consolidated Statements of Operations:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Brazil	$118,519	$197,106	$202,200	$307,074
Mexico	114,864	162,455	269,071	318,919
Andean	345,867	422,994	435,375	561,937
Rest of World	62,559	51,186	106,135	84,618
Online & Partnerships	148,885	159,715	305,390	321,489
Corporate	984	(1,053)	2,064	(562)
Revenues	$791,678	$992,403	$1,320,235	$1,593,475
Adjusted EBITDA of reportable segments
Brazil	$41,590	$58,856	$22,390	$28,200
Mexico	19,704	31,585	43,014	57,413
Andean	160,692	186,530	98,542	153,287
Rest of World	19,688	12,109	24,525	8,750
Online & Partnerships	43,400	49,859	86,681	98,435
Total Adjusted EBITDA of reportable segments	285,074	338,939	275,152	346,085
Reconciling items:
Corporate	(26,029)	(40,145)	(52,982)	(76,865)
Depreciation and amortization expense	(40,117)	(49,342)	(84,276)	(96,550)
Loss on impairment of assets	(445,085)	(470)	(448,853)	(470)
Share-based compensation expense	(4,615)	(4,748)	(6,596)	(7,735)
EiP expenses	(24,008)	(27,069)	(54,360)	(39,329)
Operating (loss) income	(254,780)	217,165	(371,915)	125,136
Interest income	1,016	2,844	3,683	6,397
Interest expense	(33,812)	(41,466)	(69,922)	(96,119)
Loss on debt extinguishment	—	(15,595)	—	(26,217)
(Loss) gain on derivatives	(1,428)	2,632	(626)	7,815
Other (expense) income, net	(406)	7,704	(508)	8,101
Foreign currency (loss) gain, net	(4,903)	8,881	31,041	4,135
Gain on sales of subsidiaries, net	93	—	2,822	—
Income from continuing operations before income taxes and equity in net (loss) income of affiliates	$(294,220)	$182,165	$(405,425)	$29,248

	June 30, 2020	December 31, 2019
Assets
Brazil	$834,277	$1,068,362
Mexico	1,099,565	1,315,377
Andean	1,345,984	1,715,145
Rest of World	239,237	194,409
Online & Partnerships	1,251,246	1,303,811
Corporate and Discontinued Operations	1,183,368	918,524
Total assets	$5,953,677	$6,515,628

Note 8. Goodwill and Loss on Impairment of Assets

The change in the net carrying amount of Goodwill from December 31, 2019 through June 30, 2020 was composed of the following items:

	Brazil	Mexico	Andean	Rest of World	Online & Partnerships	Total
Balance at December 31, 2019	$388,160	$525,256	$241,327	$86,012	$460,740	$1,701,495
Acquisitions	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—
Impairments	—	—	(147,714)	—	—	(147,714)
Currency translation adjustments	(91,238)	(89,428)	(16,933)	(597)	—	(198,196)
Adjustments to prior acquisitions	—	—	—	—	—	—
Balance at June 30, 2020	$296,922	$435,828	$76,680	$85,415	$460,740	$1,355,585

Impairment of Assets for Chile Reporting Unit

As described in Note 1, Description of Business, the Company is exploring strategic alternatives for each of its businesses and, as part of that process, the Company is evaluating all potential options for its remaining businesses, including sales, spin-offs or business combinations. The Company has received and considered information regarding the market valuation for control of its Chilean operations, which are both a reporting unit and an asset group. In a divestiture scenario, this market feedback reveals the range of values that could be expected to be offered by potential investors, and this range of values was lower than carrying value. The reasons for this include uncertainties that market participants have around operating higher education institutions in Chile related to the challenging political and regulatory environment and the possibility that a new Chilean constitution could become effective as early as the summer of 2022. These uncertainties have particularly affected the views of market participants (as well as the views of the Company) about operating a not-for-profit education institution in Chile.

After assessing these factors, the Company concluded that it was more likely than not that the fair value of its Chile reporting unit, which is part of the Andean segment, was less than its carrying value. Accordingly, the Company performed an impairment test of the long-lived assets that are part of the Chile reporting unit. Because Chile has not yet met the held-for-sale criteria, the long-lived assets other than goodwill were evaluated for impairment under the held-and-used model, based on the probability-weighted cash flows expected to be generated by the asset group. Goodwill was also evaluated for impairment. The projections used in the impairment testing included key assumptions around the effect of regulatory uncertainties on the future cash flows expected to be generated, reducing the estimates of those cash flows. In addition, the projections incorporated assumptions around growth rates, tax rates and discount rates. The inputs used are not observable to active markets and are therefore deemed “Level 3” inputs in the fair value hierarchy. As a result of the impairment tests, the Company determined that the carrying value of the Chile asset group exceeded its fair value by approximately $418,000 and recorded an impairment charge in that amount during the three months ended June 30, 2020, as follows:

Tradenames	$90,700
Land	20,900
Buildings	59,700
Other long-lived assets	36,500
Operating lease right-of-use assets, net	62,500
Goodwill	147,700
Total Chile impairment	$418,000

In addition, as of June 30, 2020, the Company has recorded within stockholders’ equity, as a component of accumulated other comprehensive income, approximately $249,000 of accumulated foreign currency translation (FX) losses associated with Chile. These FX losses would be recognized if the Company sells the Chile reporting unit or classifies it as held for sale.

Impairment of Brazil E2G Software Assets

As part of a transformation initiative for the enrollment to graduation cycle (E2G) that started several years ago, the Company began developing a solution to standardize the information systems and processes in Brazil. During development, those costs that qualified for capitalization as internal-use software were classified within Construction in-progress on our Consolidated Balance Sheets. In addition, a portion of the Brazil E2G project costs were deemed to be implementation costs of a hosting arrangement and were capitalized within Other assets on our Consolidated Balance Sheets. These capitalized costs were recorded on our Brazil and Corporate segments, as most of the Brazil E2G expenditures were made by Corporate. During the second quarter of 2020, the Company determined that it was no longer probable that the Brazil E2G project would be completed and placed into service, and that the likelihood that a potential buyer of the Brazil business would utilize this system was low due to its cost and associated complexities. As stated in ASC 350-40-35-3, there is a presumption that uncompleted software has a fair value of $0. Accordingly, the Company recorded a impairment charge of approximately $27,100 during the three months ended June 30, 2020, to fully write off the Brazil E2G project assets.

Note 9. Debt

Outstanding long-term debt was as follows:

	June 30, 2020	December 31, 2019
Senior long-term debt:
Senior Secured Credit Facility (stated maturity date October 2024)	$409,147	$202,400
Senior Notes (stated maturity date May 2025)	800,000	800,000
Total senior long-term debt	1,209,147	1,002,400
Other debt:
Lines of credit	59,260	14,542
Notes payable and other debt	297,098	328,153
Total senior and other debt	1,565,505	1,345,095
Finance lease obligations and sale-leaseback financings	85,306	100,113
Total long-term debt and finance leases	1,650,811	1,445,208
Less: total unamortized deferred financing costs	59,596	66,069
Less: current portion of long-term debt and finance leases	211,298	118,822
Long-term debt and finance leases, less current portion	$1,379,917	$1,260,317

In March 2020, we fully drew down the $410,000 revolving credit facility under our Senior Secured Credit Facility, in order to increase our cash position and preserve financial flexibility in light of the COVID-19 pandemic.

Estimated Fair Value of Debt

The estimated fair value of our debt was determined using observable market prices as the majority of our securities, including the Senior Secured Credit Facility and the Senior Notes due 2025, are traded in a brokered market. The fair value of our remaining debt instruments approximates carrying value based on their terms. As of June 30, 2020 and December 31, 2019, our long-term debt was classified as Level 2 within the fair value hierarchy, based on the frequency and volume of trading in the brokered market. The estimated fair value of our debt was as follows:

	June 30, 2020		December 31, 2019
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Total senior and other debt	$1,565,505	$1,601,504	$1,345,095	$1,406,954

Certain Covenants

As of June 30, 2020, our senior long-term debt contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Third Amended and Restated Credit Agreement (the Third A&R Credit Agreement) provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, to exceed 3.50x as of December 31, 2019 and thereafter. The agreement also provides that if (i) the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, is not greater than 4.75x as of such date and (ii) less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of June 30, 2020, we were in compliance with the leverage ratio covenant. In addition, notes payable at some of our locations contain financial maintenance covenants. We are in compliance with these covenants.

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

Rent Concessions
The Company has taken actions with respect to certain of its existing leases, including engaging with landlords to discuss rent deferrals, as well as other rent concessions. Consistent with the updated guidance from the Financial Accounting Standards Board (FASB) in April 2020, the Company has elected the practical expedient for rent concessions where the total payments required by the modified contract are substantially the same or less than the total payments required by the original contract. In those cases, the Company treated the rent concessions as if there were no modification to the lease contract and accounted for these rent concessions as variable lease payments.

Note 11. Commitments and Contingencies

Noncontrolling Interest Holder Put Arrangements

The following section provides a summary table and description of our noncontrolling interest holder put arrangements, which relate to Discontinued Operations, that Laureate had outstanding as of June 30, 2020. Laureate has elected to accrete changes in the arrangements’ redemption values over the period from the date of issuance to the earliest redemption date. The redeemable noncontrolling interests are recorded at the greater of the accreted redemption value or the traditional noncontrolling interest. Until the first exercise date, the put instruments’ reported values may be lower than the final amounts that will be required to settle the minority put arrangements.

If the minority put arrangements were all exercised at June 30, 2020, Laureate would be obligated to pay the noncontrolling interest holders an estimated amount of $10,443, as summarized in the following table:

	Nominal Currency	First Exercisable Date	Estimated Value as of June 30, 2020 redeemable within 12-months	Reported Value
Noncontrolling interest holder put arrangements
INTI Education Holdings Sdn Bhd (Inti Holdings) - 10.10%	MYR	Current	$10,443	$10,443
Total noncontrolling interest holder put arrangements			10,443	10,443
Puttable common stock - not currently redeemable	USD	*	—	1,714
Total redeemable noncontrolling interests and equity			$10,443	$12,157
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

Contingent Liabilities for Taxes

As of June 30, 2020 and December 31, 2019, Laureate has recorded cumulative liabilities totaling $36,031 and $44,595, respectively, for taxes other-than-income tax, principally payroll-tax-related uncertainties recorded at the time of an acquisition, of which $752 and $2,893, respectively, were classified as held for sale. The changes in this recorded liability are related to acquisitions, interest and penalty accruals, changes in tax laws, expirations of statutes of limitations, settlements and changes in foreign currency exchange rates. The terms of the statutes of limitations on these contingencies vary but can be up to 10 years. These liabilities were included in current and long-term liabilities on the Consolidated Balance Sheets. Changes in the recorded values of non-income tax contingencies impact operating income and interest expense, while changes in the related indemnification assets impact only operating income. The total decrease to operating income for adjustments to non-income tax contingencies and indemnification assets was $5,952 and $4,609, respectively, for the six months ended June 30, 2020 and 2019.

In addition, as of June 30, 2020 and December 31, 2019, Laureate has recorded cumulative liabilities for income tax contingencies of $47,313 and $51,442, respectively, of which $7,442 and $6,996, respectively, were classified as held for sale. As of June 30, 2020 and December 31, 2019, indemnification assets primarily related to acquisition contingencies were $50,993 and $69,040. These indemnification assets primarily cover contingencies for income taxes and taxes other-than-income taxes. We have also recorded receivables of approximately $16,000 and $19,000 as of June 30, 2020 and December 31, 2019, respectively, from the former owner of one of our Brazil institutions which is guaranteed by future rental payments to the former owner.

We have identified certain contingencies, primarily tax-related, that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In most cases, Laureate has received indemnifications from the former owners and/or noncontrolling interest holders of the acquired businesses for contingencies, and therefore, we do not believe we will sustain an economic loss even if we are required to pay these additional amounts. In cases where we are not indemnified, the unrecorded contingencies are not individually material and are primarily in Brazil. In the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies in Brazil could be up to approximately $41,000 if the outcomes were unfavorable in all cases.

Other Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of June 30, 2020 and December 31, 2019, approximately $30,700 and $31,400, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets.

Material Guarantees – Student Financing

The accredited Chilean institutions in the Laureate network also participate in a government-sponsored student financing program known as Crédito con Aval del Estado (the CAE Program). The CAE Program was formally implemented by the Chilean government in 2006 to promote higher education in Chile for lower socio-economic level students in good academic standing. The CAE Program involves tuition financing and guarantees that are provided by our institutions and the government. As part of the CAE Program, these institutions provide guarantees which result in contingent liabilities to third-party financing institutions, beginning at 90% of the tuition loans made directly to qualified students enrolled through the CAE Program and declining to 60% over time. The guarantees by these institutions are in effect during the period in which the student is enrolled, and the guarantees are assumed entirely by the government upon the student’s graduation. When a student leaves one of Laureate's institutions and enrolls in another CAE-qualified institution, the Laureate institution will remain guarantor of the tuition loans that have been granted up to the date of transfer, and until the student's graduation from a CAE-qualified institution. The maximum potential amount of payments our institutions could be required to make under the CAE Program was approximately $457,000 and $474,000 at June 30, 2020 and December 31, 2019, respectively. This maximum potential amount assumes that all students in the CAE Program do not graduate, so that our guarantee would not be assigned to the government, and that all students default on the full amount of the CAE-qualified loan balances. As of June 30, 2020 and December 31, 2019, we recorded $38,029 and $30,887, respectively, as estimated long-term guarantee liabilities for these obligations. In accordance with Topic 326, the provision includes an estimated expected credit loss over the contractual period in which the Company is exposed to credit risk, and is recorded at inception.

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

In connection with the purchase of Faculdades Metropolitanas Unidas Educacionais Ltda. (FMU) Education Group on September 12, 2014, Laureate pledged its acquired shares to third-party lenders as a guarantee of our payment obligations under the loans that financed a portion of the purchase price. The shares are pledged until full repayment of the loans, which mature in April 2021.

In connection with a loan agreement entered into by a Laureate subsidiary in Peru, all of the shares of Universidad Privada del Norte, one of our universities, were pledged to the third-party lender as a guarantee of the payment obligations under the loan.

Standby Letters of Credit, Surety Bonds and Other Commitments

As of June 30, 2020 and December 31, 2019, Laureate's outstanding letters of credit (LOCs) and surety bonds primarily consisted of the items discussed below.

As of June 30, 2020 and December 31, 2019, we had approximately $125,800 and $127,300, respectively, posted as LOCs in favor of the DOE. These LOCs were required to allow Walden and NSAD, until it was sold in March 2020, to continue participating in the DOE Title IV program. These LOCs are recorded on Walden and Laureate and are fully collateralized with cash equivalents and certificates of deposit, which are classified as Restricted cash on our June 30, 2020 and December 31, 2019 Consolidated Balance Sheets.

As of June 30, 2020 and December 31, 2019, we had EUR 9,443 (approximately $10,600 at June 30, 2020) and EUR 5,036 (approximately $5,500 at December 31, 2019), respectively, posted as cash collateral for LOCs related to the Spanish tax audits. This was recorded in Continuing Operations and classified as Restricted cash on our June 30, 2020 and December 31, 2019 Consolidated Balance Sheets. The cash collateral is related to final assessments issued by the Spanish Taxing Authority (STA) in October 2018 and January 2020 to Iniciativas Culturales de España, S.L. (ICE). In addition, on March 11, 2020, ICE received a preliminary assessment of approximately EUR 21,600 (approximately $24,200 at June 30, 2020), related to the STA’s extension of their audit to review withholding taxes on income earned by nonresidents. This assessment is not final, and ICE intends to challenge the assessment before the STA. ICE was formerly our Spanish holding company; during the second quarter of 2020, ICE was migrated to the Netherlands and its name was changed to Laureate Netherlands Holding B.V.

As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of June 30, 2020 and December 31, 2019, the total face amount of these surety bonds was $16,938 and $25,582, respectively. In June 2020, a state bond in the amount of approximately $9,000 was deemed unnecessary and was canceled. These bonds are fully collateralized with cash, which was classified as Restricted cash on our June 30, 2020 and December 31, 2019 Consolidated Balance Sheets.

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

Laureate’s financing receivables balances were as follows:

	June 30, 2020	December 31, 2019
Financing receivables	$30,052	$28,856
Allowance for doubtful accounts	(7,131)	(5,909)
Financing receivables, net of allowances	$22,921	$22,947

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

The aging of financing receivables grouped by country portfolio was as follows:

	Chile	Other	Total
As of June 30, 2020
Amounts past due less than one year	$9,493	$821	$10,314
Amounts past due one year or greater	2,651	208	2,859
Total past due (on non-accrual status)	12,144	1,029	13,173
Not past due	14,336	2,543	16,879
Total financing receivables	$26,480	$3,572	$30,052

As of December 31, 2019
Amounts past due less than one year	$10,687	$1,556	$12,243
Amounts past due one year or greater	3,295	62	3,357
Total past due (on non-accrual status)	13,982	1,618	15,600
Not past due	12,556	700	13,256
Total financing receivables	$26,538	$2,318	$28,856

The following is a rollforward of the Allowance for doubtful accounts related to financing receivables for the six months ended June 30, 2020 and 2019, grouped by country portfolio:

	Chile	Other	Total
Balance at December 31, 2019	$(5,654)	$(255)	$(5,909)
Charge-offs	2,879	4	2,883
Recoveries	—	—	—
Reclassifications	—	—	—
Provision	(3,712)	(924)	(4,636)
Currency adjustments	432	99	531
Balance at June 30, 2020	$(6,055)	$(1,076)	$(7,131)

Balance at December 31, 2018	$(6,108)	$(287)	$(6,395)
Charge-offs	1,071	495	1,566
Recoveries	—	—	—
Reclassifications	—	—	—
Provision	(731)	(675)	(1,406)
Currency adjustments	(129)	(7)	(136)
Balance at June 30, 2019	$(5,897)	$(474)	$(6,371)

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

The number of financing receivable accounts and the pre- and post-modification account balances modified under the terms of a TDR during the six months ended June 30, 2020 and 2019 were as follows:

	Number of Financing Receivable Accounts	Pre-Modification Balance Outstanding	Post-Modification Balance Outstanding
2020	348	$1,222	$1,178
2019	327	$1,100	$980

The preceding table represents accounts modified under the terms of a TDR during the six months ended June 30, 2020, whereas the following table represents accounts modified as a TDR between January 1, 2019 and June 30, 2020 that subsequently defaulted during the six months ended June 30, 2020:

	Number of Financing Receivable Accounts	Balance at Default
Total	122	$298

The following table represents accounts modified as a TDR between January 1, 2018 and June 30, 2019 that subsequently defaulted during the six months ended June 30, 2019:

	Number of Financing Receivable Accounts	Balance at Default
Total	174	$431

Note 13. Share-based Compensation

Share-based compensation expense was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Continuing operations
Stock options, net of estimated forfeitures	$492	$1,340	$931	$2,163
Restricted stock awards	4,123	3,408	5,665	5,572
Total continuing operations	$4,615	$4,748	$6,596	$7,735

Discontinued operations
Share-based compensation expense for discontinued operations	6	106	9	269
Total continuing and discontinued operations	$4,621	$4,854	$6,605	$8,004

Note 14. Stockholders’ Equity

The components of net changes in stockholders’ equity for the fiscal quarters of 2020 are as follows:

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock at cost	Non-controlling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	119,575	$542	90,831	$363	$3,724,636	$436,509	$(1,073,981)	$(271,106)	$(12,812)	$2,804,151
Non-cash stock compensation	—	—	—	—	1,984	—	—	—	—	1,984
Conversion of Class B shares to Class A shares	18	—	(18)	—	—	—	—	—	—	—
Purchase of treasury stock at cost	(1,619)	—	—	—	—	—	—	(29,203)	—	(29,203)
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	1,101	4	—	—	25,610	—	—	—	—	25,614
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	(44)	—	—	—	—	(44)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	38	38
Net income (loss)	—	—	—	—	—	99,615	—	—	(1,299)	98,316
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(330,875)	—	759	(330,116)
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	(932)	—	—	(932)
Balance at March 31, 2020	119,075	$546	90,813	$363	$3,752,186	$536,124	$(1,405,788)	$(300,309)	$(13,314)	$2,569,808
Non-cash stock compensation	—	—	—	—	4,621	—	—	—	—	4,621
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	132	1	—	—	(33)	—	—	—	—	(32)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	3,471	3,471
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	201	—	—	—	—	201
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	(414)	(414)
Net loss	—	—	—	—	—	(307,823)	—	—	(3,805)	(311,628)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	14,102	—	(68)	14,034
Balance at June 30, 2020	119,207	$547	90,813	$363	$3,756,975	$228,301	$(1,391,686)	$(300,309)	$(14,130)	$2,280,061

The components of net changes in stockholders’ equity for the fiscal quarters of 2019 are as follows:

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income	Treasury stock at cost	Non-controlling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	107,450	$430	116,865	$467	$3,703,796	$(530,919)	$(1,112,695)	$—	$(10,133)	$2,050,946
Adoption of accounting standards	—	—	—	—	—	28,944	—	—	—	28,944
Balance at January 1, 2019	107,450	430	116,865	467	3,703,796	(501,975)	(1,112,695)	—	(10,133)	2,079,890
Non-cash stock compensation	—	—	—	—	3,149	—	—	—	—	3,149
Conversion of Class B shares to Class A shares	8	—	(8)	—	—	—	—	—	—	—
Vesting of restricted stock, net of shares withheld to satisfy tax withholding	325	1	—	—	(1,421)	—	—	—	—	(1,420)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(625)	(625)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	263	—	—	—	—	263
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	224	224
Net income	—	—	—	—	—	191,243	—	—	3,022	194,265
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	49,521	—	30	49,551
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	2,609	—	—	2,609
Balance at March 31, 2019	107,783	$431	116,857	$467	$3,705,787	$(310,732)	$(1,060,565)	$—	$(7,482)	$2,327,906
Non-cash stock compensation	—	—	—	—	4,854	—	—	—	—	4,854
Conversion of Class B shares to Class A shares	10,991	44	(10,991)	(44)	—	—	—	—	—	—
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	32	—	—	—	170	—	—	—	—	170
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(731)	(731)
Change in noncontrolling interests	—	—	—	—	(3,700)	—	—	—	—	(3,700)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	194	—	—	—	—	194
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	(855)	(855)
Net income	—	—	—	—	—	781,592	—	—	(1,976)	779,616
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	10,275	—	(87)	10,188
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	(10,559)	—	—	(10,559)
Balance at June 30, 2019	118,806	$475	105,866	$423	$3,707,305	$470,860	$(1,060,849)	$—	$(11,131)	$3,107,083

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

	June 30, 2020			December 31, 2019
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation adjustment	$(1,401,424)	$1,017	$(1,400,407)	$(1,084,651)	$326	$(1,084,325)
Unrealized gain on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(678)	—	(678)	254	—	254
Accumulated other comprehensive loss	$(1,391,686)	$1,017	$(1,390,669)	$(1,073,981)	$326	$(1,073,655)

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

Laureate did not hold any derivatives as of June 30, 2020 and December 31, 2019.

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

The tables below shows the total recorded unrealized (loss) gain in Comprehensive income for the derivatives designated as hedging instruments. The impact of these derivative instruments on Comprehensive income, Interest expense and AOCI were as follows:

For the three months ended June 30:

	(Loss) Gain Recognized in Comprehensive Income (Effective Portion)		Income Statement Location	Gain Reclassified from AOCI to Income (Effective Portion)		Total Consolidated Interest Expense
	2020	2019		2020	2019	2020	2019
Cash flow hedge
Interest rate swaps	$—	$(10,606)	Interest expense	$—	$10,606
Net investment hedge
Cross currency swaps	—	47	N/A	—	—
Total	$—	$(10,559)		$—	$10,606	$(33,812)	$(41,466)

For the six months ended June 30:

	(Loss) Gain Recognized in Comprehensive Income (Effective Portion)		Income Statement Location	Gain Reclassified from AOCI to Income (Effective Portion)		Total Consolidated Interest Expense
	2020	2019		2020	2019	2020	2019
Cash flow hedge
Interest rate swaps	$—	$(11,818)	Interest expense	$—	$11,818
Net investment hedge
Cross currency swaps	—	3,868	N/A	—	—
Total	$—	$(7,950)		$—	$11,818	$(69,922)	$(96,119)

Derivatives Not Designated as Hedging Instruments

AUD to USD Foreign Currency Swaps

In March 2020, Laureate entered into an AUD to USD swap agreement with a maturity date of April 15, 2020, in connection with an intercompany funding transaction. The terms of the swap stated that on the maturity date, Laureate would deliver the notional amount of AUD 21,000 and receive USD $13,713 at a rate of exchange of 0.6530 USD per 1 AUD. On April 8, 2020, Laureate entered into a net settlement agreement for this swap to deliver USD $12,999 and receive the notional amount of AUD 21,000 at a rate of exchange of 0.6190 USD per 1 AUD. This net settlement was executed on April 15, 2020, which resulted in a realized gain and proceeds received of $714. This amount is included in (Loss) gain on derivatives on the Consolidated Statement of Operations for the three months and six months ended June 30, 2020, and is included in Payments for settlement of derivative contracts on the Consolidated Statement of Cash Flows for the six months ended June 30, 2020. This swap was not designated as a hedge for accounting purposes.

On April 8, 2020, Laureate entered into a new AUD to USD swap agreement with a notional amount of AUD 21,000. On the maturity date of June 15, 2020, Laureate delivered the notional amount and received USD $12,921 at a rate of exchange of 0.6153 USD per 1 AUD, resulting in a realized loss of $1,340. This amount is included in (Loss) gain on derivatives on the Consolidated Statements of Operations for the three months and six months ended June 30, 2020 and is included in Payments for settlement of derivative contracts on the Consolidated Statement of Cash Flows for the six months ended June 30, 2020. This swap was not designated as a hedge for accounting purposes.

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

CLP to Unidad de Fomento (UF) Cross Currency and Interest Rate Swaps
The cross currency and interest rate swap agreements are intended to provide a better correlation between our debt obligations and operating currencies. In 2010, one of our subsidiaries in Chile entered into four cross currency and interest rate swap agreements with an aggregate notional amount of approximately $31,000, and convert CLP-denominated, floating-rate debt to fixed-rate UF-denominated debt. The UF is a Chilean inflation-adjusted unit of account. One of the swaps was scheduled to mature on December 1, 2024, and the remaining three were scheduled to mature on July 1, 2025 (the CLP to UF cross currency and interest rate swaps); however, during the first quarter 2019, the Company elected to settle all four swaps for a net cash payment of approximately USD $8,200. In addition, at that time, Chile also elected to repay a portion of the principal balance outstanding for certain notes payable. This payment is included in Payments for settlement of derivative contracts on the Consolidated Statement of Cash Flows for the six months ended June 30, 2019. The CLP to UF cross currency and interest rate swaps were not designated as hedges for accounting purposes.

Components of the reported (Loss) gain on derivatives not designated as hedging instruments in the Consolidated Statements of Operations were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Cross currency and interest rate swaps
Unrealized (loss) gain	$(802)	$(2,555)	$—	$4,021
Realized (loss) gain	(626)	5,187	(626)	3,794
(Loss) gain on derivatives, net	$(1,428)	$2,632	$(626)	$7,815
Credit Risk and Credit-Risk-Related Contingent Features
Laureate’s derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation. The amount of our credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position. Laureate limits its credit risk by only entering into derivative transactions with highly rated major financial institutions. We have not entered into collateral agreements with our derivatives’ counterparties. As of June 30, 2020 and December 31, 2019, we did not hold any derivatives in a net gain position, and thus had no credit risk.

Laureate’s agreements with its derivative counterparties contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to a default on the indebtedness. As of June 30, 2020 and December 31, 2019, we did not hold any derivatives in a net loss position, and thus had no derivative obligations.

Note 16. Income Taxes

Laureate uses the liability method to account for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For interim purposes, we also apply ASC 740-270, “Income Taxes—Interim Reporting.”

Laureate's income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the three months ended June 30, 2020 and 2019 were based on estimated full-year effective tax rates, after giving effect to significant items related specifically to the interim periods, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions. Laureate has operations in multiple countries at various statutory tax rates or which are tax-exempt entities, and other operations that are loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss.

Laureate records interest and penalties related to uncertain tax positions as a component of Income tax expense. During the three months ended June 30, 2020, Laureate recognized interest and penalties related to income taxes of $1,886. Laureate had $17,213 of accrued interest and penalties as of June 30, 2020. During the three months ended June 30, 2020, Laureate derecognized $2,199 of previously accrued interest and penalties. Approximately $19,964 of unrecognized tax benefits, if recognized, will affect the effective income tax rate. It is reasonably possible that Laureate’s unrecognized tax benefits may decrease within the next 12 months by up to approximately $13,669 as a result of the lapse of statutes of limitations and as a result of the final settlement and resolution of outstanding tax matters in various jurisdictions.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a significant impact on Laureate’s consolidated financial statements for the three and six months ended June 30, 2020. We continue to monitor any effects that may result from the CARES Act as well as any similar stimulus legislation enacted in other jurisdictions where Laureate has material operations.

In July 2020, the U.S. Treasury Department released final regulations addressing global intangible low-taxed income (GILTI). Among other changes, these regulations provide an election to exclude certain foreign income of foreign corporations from GILTI if such income is deemed high-taxed in a foreign jurisdiction. These elective provisions may be applied retroactively and accordingly require significant analysis of the potential financial statement impacts. The Company is in the process of quantifying the impact of these regulations on the prior and current periods and is not able to estimate its impact at this time.

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
The following tables summarize the computations of basic and diluted earnings (loss) per share:

For the three months ended June 30,	2020	2019
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
(Loss) income from continuing operations	$(301,753)	$107,820
Net loss (income) attributable to noncontrolling interests	27	(6)
(Loss) income from continuing operations attributable to Laureate Education, Inc.	(301,726)	107,814

Accretion of redemption value of redeemable noncontrolling interests and equity	201	194
Net (loss) income from continuing operations available to common stockholders for basic and diluted earnings (loss) per share	$(301,525)	$108,008

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
(Loss) income from discontinued operations, net of tax	$(12,171)	$30,280
Gain on sales of discontinued operations, net of tax	2,296	641,516
Loss attributable to noncontrolling interests	3,778	1,982
Net (loss) income from discontinued operations for basic and diluted earnings (loss) per share	$(6,097)	$673,778

Denominator used in basic and diluted earnings (loss) per common share:
Basic weighted average shares outstanding	209,929	224,658
Dilutive effect of stock options	—	25
Dilutive effect of restricted stock units	—	263
Diluted weighted average shares outstanding	209,929	224,946

Basic and diluted earnings (loss) per share:
(Loss) income from continuing operations	$(1.44)	$0.48
(Loss) income from discontinued operations	(0.03)	3.00
Basic and diluted (loss) earnings per share	$(1.47)	$3.48

For the six months ended June 30,	2020	2019
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Loss from continuing operations	$(177,671)	$(9,249)
Net loss (income) attributable to noncontrolling interests	34	(49)
Loss from continuing operations attributable to Laureate Education, Inc.	(177,637)	(9,298)

Accretion of redemption value of redeemable noncontrolling interests and equity	157	457
Net loss available to common stockholders for basic earnings (loss) per share	$(177,480)	$(8,841)

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
(Loss) income from discontinued operations, net of tax	$(15,975)	$93,609
(Loss) gain on sales of discontinued operations, net of tax	(19,666)	889,521
Loss (income) attributable to noncontrolling interests	5,070	(997)
Net (loss) income from discontinued operations for basic and diluted earnings (loss) per share	$(30,571)	$982,133

Denominator used in basic and diluted earnings (loss) per common share:
Basic and diluted weighted average shares outstanding	209,863	224,656

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.85)	$(0.04)
(Loss) income from discontinued operations	(0.15)	4.37
Basic and diluted (loss) earnings per share	$(1.00)	$4.33

The following table summarizes the number of stock options, shares of restricted stock and restricted stock units (RSUs) that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Stock options	4,100	8,846	4,391	8,993
Restricted stock and RSUs	747	14	705	915

Note 18. Legal and Regulatory Matters

Laureate is subject to legal proceedings arising in the ordinary course of business. In management’s opinion, we have adequate legal defenses, insurance coverage, and/or accrued liabilities with respect to the eventuality of these actions. Management believes that any settlement would not have a material impact on Laureate’s financial position, results of operations, or cash flows.

Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations. Except as set forth below, there have been no material changes to the laws and regulations affecting our higher education institutions that are described in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Brazilian Regulation

In response to the transition from face-to-face classes to online classes due to COVID-19, legislative assemblies in several Brazilian states have passed laws requiring schools to discount tuition. To date, with respect to the states in which we operate, only Rio de Janeiro and Paraiba have passed such laws. These laws, however, are being challenged in the Brazilian Supreme Court by institutional associations.

Measures to restart face-to-face educational activities in Brazil will be implemented on a state-by-state and city-by-city basis. To date, with respect to the states in which we operate, only São Paulo and Pernambuco have authorized the reopening of practical classes.

Chilean Regulation

On June 15, 2020, the declaration of a State of Constitutional Exception of Catastrophe, which provides broad powers to the government, including the power to limit free movement (quarantine, curfew measures and social isolation), was extended for an additional 90 days. The legislature currently is considering various proposals to provide financial aid to students, including measures that would require the institutions to provide direct financial relief.

The Superintendency of Higher Education has instituted an audit of over 45 higher education institutions to oversee the measures adopted in response to the health emergency caused by COVID-19. Four of our institutions—Universidad Andrés Bello, Universidad de Las Américas, Instituto Profesional AIEP and Instituto Profesional Escuela Moderna de Música—are included in this audit. Each of these institutions has provided responses to the Superintendency as part of the audit and will continue to cooperate with any further inquiry.

Mexican Regulation

On May 29, 2020, the Ministry of Economy, the Health Ministry, the Labor and Social Security Ministry and the Mexican Institute of Social Security issued the Specific Technical Guidelines for the Reopening of Economic Activities, wherein it has established a color-coded sanitary alert system—red, orange, yellow and green—for gradually reopening activities by region (municipality or state). While certain administrative activities have resumed in a limited manner in some regions, face-to-face educational activities will not be permitted to resume until a region is assigned a green color code.

Peruvian Regulation

While Peru’s national sanity emergency has been extended until September 7, 2020, effective July 1, 2020, Peru entered phase three of its economic reactivation plan, which lifted restrictions on some educational activities, i.e., research and practical classes in laboratories needed for online classes, as well as library services.

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

As of June 30, 2020 and December 31, 2019, Laureate did not hold any financial assets or liabilities that are measured at fair value on a recurring basis.

The changes in our Level 3 Derivative instruments measured at fair value on a recurring basis for the six months ended June 30, 2020 were as follows:

Balance at December 31, 2019	$—
Loss included in earnings:
Realized loss, net	(626)
Settlements	626
Balance at June 30, 2020	$—

Laureate had no fair value measurements classified as Level 3 as of June 30, 2020.

Note 20. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the June 30, 2019 balance. The June 30, 2020 and June 30, 2019 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019	December 31, 2019
Cash and cash equivalents	$629,551	$209,831	$339,629
Restricted cash	185,702	185,494	186,921
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$815,253	$395,325	$526,550

Restricted cash includes cash equivalents held to collateralize standby letters of credit in favor of the DOE. In addition, Laureate may at times hold a United States deposit for a letter of credit in lieu of a surety bond, or otherwise have cash that is not immediately available for use in current operations. See also Note 11, Commitments and Contingencies.

Note 21. Subsequent Events

Agreement to Sell Australia and New Zealand Operations

On July 29, 2020, LEI AMEA Investments B.V., a Netherlands private limited liability company (the ANZ Seller), an indirect, wholly owned subsidiary of the Company, and the Company, solely as guarantor of certain of ANZ Seller’s obligations thereunder, entered into a Sale and Purchase Agreement (the ANZ Purchase Agreement) with SEI Newco Inc., a Delaware corporation (the ANZ Purchaser), and Strategic Education, Inc., a Maryland corporation (the ANZ Purchaser’s Guarantor).

Pursuant to the ANZ Purchase Agreement, the ANZ Seller has agreed to sell to the ANZ Purchaser all of the issued and outstanding shares in the capital of (i) LEI Higher Education Holdings Pty Ltd, an Australian private company and the direct owner of Torrens University Australia, (ii) LEI Australia Holdings Pty Ltd, an Australian private company and the indirect owner of Think Education, (iii) LESA Education Services Holdings Pty Ltd, an Australian private company and the indirect owner of Blue Mountains International Hotel Management School, and (iv) LEI New Zealand, a New Zealand company and the indirect owner of Media Design School (collectively, the ANZ Target Companies). The ANZ Purchaser’s Guarantor will guarantee the obligations of the ANZ Purchaser.

The purchase price is $642,700, subject to certain closing adjustments based on the aggregate working capital and indebtedness of the ANZ Target Companies and their subsidiaries and the forecasted performance of the ANZ Target Companies and their subsidiaries. The closing of the transaction is expected to occur by the first quarter of 2021 and is subject to customary closing conditions, including regulatory approvals in Australia and New Zealand and a mutual right of termination based on the occurrence of a material adverse change in certain forecasted results of the ANZ Target Companies and their subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q (this Form 10-Q) contains “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or similar expressions that concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results, and all statements we make relating to (i) our exploration of strategic alternatives and potential future plans, strategies or transactions that may be identified, explored or implemented as a result of such review process, (ii) our planned divestitures, the expected proceeds generated therefrom and the expected reduction in revenue resulting therefrom, and (iii) the potential impact of the COVID-19 pandemic on our business or the global economy as a whole, are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, including, with respect to our exploration of strategic alternatives, risks and uncertainties as to the terms, timing, structure, benefits and costs of any divestiture or separation transaction and whether one will be consummated at all, and the impact of any divestiture or separation transaction on our remaining businesses. Accordingly, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q, are disclosed in “Item 1—Business,” and “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the 2019 Form 10-K), as updated by Part II, “Item 1A—Risk Factors” of our Form 10-Q for the quarter ended March 31, 2020 and in Part II, “Item 1A—Risk Factors” of this Form 10-Q. Some of the factors that we believe could affect our results include:d
•the risks and uncertainties related to the long-term effect to the Company of the COVID-19 pandemic and its resurgence, including, but not limited to, its effect on student enrollment, tuition pricing, and collections in future periods;
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

Overview

Our Business

We have built the largest international portfolio of degree-granting higher education institutions, primarily focused in Latin America, with 834,500 students enrolled at our 29 institutions in nine countries on more than 150 campuses included in our continuing operations as of June 30, 2020, which we collectively refer to as the Laureate International Universities network. We believe the global higher education market presents an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for quality higher education around the world. Advanced education opportunities drive higher earnings potential, and we believe the projected growth in the middle-class population worldwide and limited government resources dedicated to higher education create substantial opportunities for high-quality private institutions to meet this growing and unmet demand. Our outcomes-driven strategy is focused on enabling students to prosper and thrive in the dynamic and evolving knowledge economy.

As of June 30, 2020, our international portfolio of 29 institutions comprised 28 institutions we owned or controlled, and one additional institution that we managed through a joint venture arrangement. We have six operating segments as described below. We group our institutions by geography in: 1) Brazil; 2) Mexico; 3) Andean; 4) Central America (formerly Central America & U.S. Campuses); and 5) Rest of World for reporting purposes. Our sixth segment, Online & Partnerships, includes fully online institutions that operate globally.

COVID-19

In response to the COVID-19 pandemic, we have temporarily transitioned the educational delivery method at all of our campus-based institutions to be online and are leveraging our existing technologies and learning platforms to serve students outside of the traditional classroom setting.

The outbreak of COVID-19 has caused domestic and global disruption in operations for institutions of higher education. The long-term effect to the Company of the COVID-19 pandemic depends on numerous factors, including, but not limited to, the effect on student enrollment, tuition pricing, and collections in future periods, which cannot be fully quantified at this time. In addition, regulatory activity that occurs in response to COVID-19 could have an adverse effect on our business if, for example, legislation was passed to suspend or reduce student tuition payments in any of the markets in which we operate. As a result, the full impact of COVID-19 and the scope of any adverse effect on the Company’s operations, including any potential impairments, which could be material, cannot be fully determined at this time. See also “Part II, Item 1A–Risk Factors–An epidemic, pandemic or other public health emergency, such as the recent outbreak of a novel strain of coronavirus (COVID-19), could have a material adverse effect on our business, financial condition, cash flows and results of operations” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

The COVID-19 pandemic has affected the academic calendars at a number of our institutions, resulting in the deferral of revenue to the second half of 2020 that would otherwise have been recognized by June 30, 2020, if the academic calendars had not been changed. For the three and six months ended June 30, 2020, revenue of approximately $40 million and $80 million, respectively, was deferred to the second half of 2020, due to changes in the academic calendars of our institutions, primarily as a result of the COVID-19 pandemic.

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

The Company began closing sale transactions in the first quarter of 2018. To date, we have completed the sales of subsidiaries in Cyprus, Italy, China, Germany, Morocco, Thailand, South Africa, India, Spain, Portugal, Turkey, Panama, and Costa Rica, as well as Kendall College, LLC (Kendall), the University of St. Augustine for Health Sciences, LLC (St. Augustine), NewSchool of Architecture and Design, LLC (NSAD) in the United States, and Centro Universitário do Norte (UniNorte), an institution in the Brazil segment that was included in continuing operations as it was not part of the strategic shift. We have not yet completed the divestitures of our subsidiaries in Honduras and Malaysia. On July 29, 2020, the Company entered into an agreement to sell its Australia and New Zealand operations, which did not meet the held-for-sale criteria as of June 30, 2020. The Company expects to reclassify Australia and New Zealand as discontinued operations in the third quarter of 2020, when the held-for-sale criteria were met. See also Note 4, Discontinued Operations and Assets Held for Sale, Note 5, Dispositions, and Note 21, Subsequent Events, in our consolidated financial statements included elsewhere in this Form 10-Q.

Exploration of Strategic Alternatives

On January 27, 2020, Laureate announced that its Board of Directors had authorized the Company to explore strategic alternatives for each of its businesses to unlock shareholder value. As part of this process, the Company is evaluating all potential options for its remaining businesses, including sales, spin-offs or business combinations. There can be no assurance as to the outcome of this process, including whether it will result in the completion of any transaction, as to the values that may be realized from any potential transaction or as to how long the review process will take. During the six months ended June 30, 2020, no additional entities met the held-for-sale criteria and, therefore, there were no changes to the entities classified as Discontinued Operations.

If the Company determines that the estimated fair value of any business is less than its carrying value, the Company will be required to record an impairment charge that could be material. See Note 8, Goodwill and Loss on Impairment of Assets, in our consolidated financial statements included elsewhere in this Form 10-Q for discussion of the impairment charge that the Company recorded during the second quarter of 2020. While the Company explores these strategic alternatives and until the held-for-sale criteria are met, the long-lived assets in these businesses continue to be classified as held and used and are evaluated for impairment under that model, based on the cash flows expected to be generated by the use of those asset groups in operations. Should the held-for-sale criteria be met, the long-lived assets will be recorded at the lower of their carrying value or fair value, less cost to sell. Because completing a sale, spin-off, or other transaction may be challenging due to the regulatory environment, market conditions and other factors, the values that may be realized from any potential transactions could be less than if these businesses remained held and used.

If the Company decides to sell any of its businesses, the carrying value used to evaluate the business for potential impairment and to determine the gain or loss on sale will include any accumulated foreign currency translation (FX) losses associated with that business. In recent years, the U.S. dollar has strengthened against many international currencies, including the Brazilian Real, the Chilean Peso and the Mexican Peso. As a result, the Company has significant FX losses recorded within stockholders’ equity, as a component of accumulated other comprehensive income. As of June 30, 2020, and December 31, 2019, the Company’s consolidated FX loss totaled approximated $1.4 billion and $1.1 billion, respectively. Upon the sale of a business, any FX loss related to that business would be recognized as part of the gain or loss on sale. In addition, upon classification of a business as held-for-sale, the cumulative translation losses would be included as part of the carrying value of that business when evaluating it for potential impairment.

Presented in the table below are the Company’s businesses, by asset group/reporting unit, that carry the most significant FX losses.

Asset Group/ Reporting Unit	Foreign Currency Translation Losses
	As of	As of
(in millions)	June 30, 2020	December 31, 2019
Chile	$249	$211
Brazil	488	407
Mexico	642	461
Total Chile, Brazil and Mexico	$1,379	$1,079

While the Company has not agreed to divest any of the institutions in the regions shown in the table above, the substantial amounts of FX losses attributable to these businesses would have a material effect on the amount of gain or loss that would result from the sale of those businesses. Moreover, such FX losses could result in a material impairment charge (or increase it) if the held-for-sale criteria are met and the carrying value of a held-for-sale business exceeds its fair value, less cost to sell.

To date, the Company has not identified impairment indicators related to its Brazil and Mexico asset groups/reporting units based on the Company’s estimates of future cash flows assuming that the businesses are held and used. The Company did, however, identify an impairment indicator related to its Chile asset group/reporting unit during the second quarter of 2020 and recorded an impairment charge. See Note 8, Goodwill and Loss on Impairment of Assets, in our consolidated financial statements included elsewhere in this Form 10-Q for further discussion. As a result of the considerations highlighted above and the significant FX losses, the Brazil and Mexico asset groups/reporting units may be at risk of impairment if the Company commits to a plan to sell its interests in any of these businesses. The Company will continue to monitor for impairment indicators as additional information becomes known.

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

The following information for our reportable segments in continuing operations is presented as of June 30, 2020:

	Countries	Institutions	Enrollment	2020 YTD Revenues ($ in millions) (1)	% Contribution to 2020 YTD Revenues
Brazil	1	12	267,400	$202.2	16%
Mexico	1	2	168,400	269.1	20%
Andean	2	8	323,200	435.4	33%
Rest of World	3	4	18,600	106.1	8%
Online & Partnerships (2)	2	3	56,900	305.4	23%
Total (1)	9	29	834,500	$1,320.2	100%
(1) Amounts related to Corporate, partially offset by the elimination of intersegment revenues, total $2.1 million and are not separately presented.
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

Regulatory Environment and Other Matters

Our business is subject to varying laws and regulations based on the requirements of local jurisdictions. These laws and regulations are subject to updates and changes. We cannot predict the form of the rules that ultimately may be adopted in the future or what effects they might have on our business, financial condition, results of operations and cash flows. We will continue to develop and implement necessary changes that enable us to comply with such laws and regulations. See Part II, “Item 1A—Risk Factors—Political and regulatory developments in Chile may materially adversely affect us.” See also Part II, “Item 1A—Risk Factors—An epidemic, pandemic or other public health emergency, such as the recent outbreak of a novel strain of coronavirus (COVID-19), could have a material adverse effect on our business, financial condition, cash flows and results of operations” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. See also “Item 1A—Risk Factors—Risks Relating to Our Continuing Business—Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations,” “Risk Factors—Risks Relating to Our Highly Regulated Industry in the United States,” and “Item 1—Business—Industry Regulation,” in our 2019 Form 10-K for a detailed discussion of our different regulatory environments.

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

The New Law established a Superintendency of Higher Education, with authority to regulate institutions of higher education and promulgate regulations and procedures implementing the New Law. On May 29, 2019, the New Law’s provisions regarding related party transactions went effective and the Superintendent has since issued further interpretive guidance and regulations. Prior to the effectiveness of the provisions, each of the Chilean non-profit universities and the relevant Laureate services provider agreed to terminate their existing network services agreement in favor of an open bidding process, wherein unrelated third parties and Laureate-related providers were invited to compete in the provision of the services that are essential to the fulfillment of each of the universities’ academic missions. The Company participated in these open bid processes, conducted by a third party, who found the Company had the superior bid in many of them. Awarded contracts entered into force once the applicable university’s board approved them or in January 2020, in the case of some of the educational services. Within the ordinary regulatory course of supervision, the Company and the Chilean non-profit universities will continue to interact with the Superintendent to maintain compliance with the New Law. We do not believe that the New Law will change our relationship with our two technical-vocational institutions in Chile that are for-profit entities. Additionally, we will continue to evaluate our accounting treatment of the Chilean non-profit universities to determine whether we can continue to consolidate them.

In October 2020, Chileans are scheduled to vote on whether Chile should create a new constitution; see Part II, “Item 1A—Risk Factors—Political and regulatory developments in Chile may materially adversely affect us.”

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

Seasonality

Most of the institutions in our network have a summer break during which classes are generally not in session and minimal revenues are recognized. In addition to the timing of summer breaks, holidays such as Easter also have an impact on our academic calendar. Operating expenses, however, do not fully correlate to the enrollment and revenue cycles, as the institutions continue to incur expenses during summer breaks. Given the geographic diversity of our institutions and differences in timing of summer breaks, our second and fourth quarters are stronger revenue quarters as the majority of our institutions are in session for most of these respective quarters. Our first and third fiscal quarters are weaker revenue quarters because the majority of our institutions have summer breaks for some portion of one of these two quarters. Due to this seasonality, revenues and profits in any one quarter are not necessarily indicative of results in subsequent quarters and may not be correlated to new enrollment in any one quarter. Additionally, seasonality may be affected due to other events, such as the COVID-19 pandemic, which changed the academic calendar at many of our institutions. See “Item 1A—Risk Factors—Risks Relating to Our Continuing Business—We experience seasonal fluctuations in our results of operations” in our 2019 Form 10-K.

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

Results from the Discontinued Operations

The results of operations of our Discontinued Operations for the three and six months ended June 30, 2020 and 2019 were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Revenues	$25.6	$157.3	$58.8	$380.7
Depreciation and amortization	—	0.4	—	0.8
Share-based compensation expense	—	0.1	—	0.3
Other direct costs	23.3	126.2	50.8	278.6
Loss on impairment of assets	10.0	—	10.0	—
Operating (loss) income	(7.7)	30.6	(2.0)	100.9
Other non-operating (expense) income	(2.6)	3.4	(10.6)	6.5
Pretax (loss) income of discontinued operations	(10.3)	34.0	(12.6)	107.5
Income tax expense	(1.9)	(3.7)	(3.4)	(13.9)
(Loss) income from discontinued operations, net of tax	(12.2)	30.3	(16.0)	93.6
Gain (loss) on sales of discontinued operations, net of tax	2.3	641.5	(19.7)	889.5
Net (loss) income from discontinued operations	$(9.9)	$671.8	$(35.6)	$983.1

Enrollments at our discontinued operations as of June 30, 2020 and June 30, 2019 were 37,200 and 113,600, respectively.

Six Months Ended June 30, 2020

On January 10, 2020, we sold our operations in Costa Rica, which resulted in a pre-tax loss of approximately $18.6 million.

On March 6, 2020, we sold the operations of NSAD, which resulted in a pre-tax loss of approximately $5.7 million.

During the second quarter of 2020, we recorded an impairment charge of $10.0 million related to long-lived assets of our institution in Honduras, in order to write down the carrying value of those assets to their estimated fair value.

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

•Summary Comparison of Consolidated Results;
•Non-GAAP Financial Measure; and
•Segment Results.

Summary Comparison of Consolidated Results
Discussion of Significant Items Affecting the Consolidated Results for the Six Months Ended June 30, 2020 and 2019

Six Months Ended June 30, 2020

During the first quarter of 2020, the Company recorded an impairment charge of $3.8 million primarily related to the write-off of capitalized curriculum development costs for a program that the Company decided to stop developing.

During the second quarter of 2020, the Company recorded impairment charges of approximately $418.0 million related to Chile and $27.1 million related to the Brazil enrollment to graduation cycle (E2G) software assets, as described in Note 8, Goodwill and Loss on Impairment of Assets, in our consolidated financial statements included elsewhere in this Form 10-Q.

Six Months Ended June 30, 2019

During the first quarter of 2019, we used approximately $340.0 million of the net proceeds from the sale of St. Augustine to repay a portion of our term loan that had a maturity date of April 2024 (the 2024 Term Loan). In addition, the Company elected to repay approximately $35.0 million of the approximately $51.7 million principal balance outstanding for certain notes payable at a real estate subsidiary in Chile. In connection with these debt repayments, the Company recorded a loss on debt extinguishment of $10.6 million, primarily related to the write off of a pro-rata portion of the unamortized deferred financing costs associated with the repaid debt balances. This loss is included in other non-operating income (expense) in the year-to-date table below.

During the second quarter of 2019, we fully repaid the remaining balance outstanding under the 2024 Term Loan, using proceeds received from the sale of our operations in India, Spain and Portugal. The remaining proceeds were used to repay borrowings outstanding under the senior secured revolving credit facility. In connection with these debt repayments, the Company recorded a loss on debt extinguishment of $15.6 million related to the write off of a pro-rata portion of the unamortized deferred financing costs associated with the repaid debt balances, as well as the debt discount associated with the 2024 Term Loan. This loss is included in other non-operating (expense) income in the tables below.

Comparison of Consolidated Results for the Three Months Ended June 30, 2020 and 2019

			% Change
			Better/(Worse)
(in millions)	2020	2019	2020 vs. 2019
Revenues	$791.7	$992.4	(20)%
Direct costs	554.1	707.4	22%
General and administrative expenses	47.2	67.4	30%
Loss on impairment of assets	445.1	0.5	nm
Operating (loss) income	(254.8)	217.2	nm
Interest expense, net of interest income	(32.8)	(38.7)	15%
Other non-operating (expense) income	(6.6)	3.6	nm
(Loss) income from continuing operations before income taxes and equity in net income of affiliates	(294.2)	182.2	nm
Income tax expense	(7.5)	(74.6)	90%
Equity in net income of affiliates, net of tax	—	0.2	(100)%
(Loss) income from continuing operations	(301.8)	107.8	nm
(Loss) income from discontinued operations, net of tax	(12.2)	30.3	(140)%
Gain on sales of discontinued operations, net of tax	2.3	641.5	(100)%
Net (loss) income	(311.6)	779.6	(140)%
Net loss attributable to noncontrolling interests	3.8	2.0	(90)%
Net (loss) income attributable to Laureate Education, Inc.	$(307.8)	$781.6	(139)%
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see “Discussion of Significant Items Affecting the Consolidated Results.”
Comparison of Consolidated Results for the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019
Revenues decreased by $200.7 million to $791.7 million for the three months ended June 30, 2020 (the 2020 fiscal quarter) from $992.4 million for the three months ended June 30, 2019 (the 2019 fiscal quarter). The effect of a net change in foreign currency exchange rates decreased revenues by $113.9 million, mainly driven by the weakening of the Brazilian Real, the Chilean Peso and the Mexican Peso against the USD. The incremental impact of the disposition of UniNorte during the fourth quarter of 2019 decreased revenues by $12.0 million. The effect of changes in tuition rates and enrollments in programs at varying price points (product mix), pricing and timing decreased revenues by $56.2 million compared to the 2019 fiscal quarter, attributable primarily to the effect of the COVID-19 pandemic on the academic calendar timing at a number of our institutions. Additionally, average total organic enrollment at a majority of our institutions decreased during the 2020 fiscal quarter, decreasing revenues by $20.7 million compared to the 2019 fiscal quarter. The overall decrease in organic enrollment was partially offset by an increase in our Rest of World segment. Other Corporate and Eliminations changes accounted for an increase in revenues of $2.1 million.
Direct costs and general and administrative expenses combined decreased by $173.5 million to $601.3 million for the 2020 fiscal quarter from $774.8 million for the 2019 fiscal quarter. The effect of a net change in foreign currency exchange rates decreased costs by $79.9 million. The incremental impact of the disposition of UniNorte decreased direct costs by $9.4 million. The effect of operational changes decreased costs by $71.7 million, mainly driven by cost-saving initiatives to preserve liquidity in the wake of the COVID-19 pandemic. Additionally, changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets resulted in a year-over-year decrease in direct costs of $0.5 million. Other Corporate and Eliminations expenses accounted for a decrease in costs of $12.0 million.
Operating (loss) income changed by $472.0 million to a loss of $(254.8) million for the 2020 fiscal quarter from an income of $217.2 million for the 2019 fiscal quarter. This change was primarily a result of the impairment charges of $445.1 million during the 2020 fiscal quarter and, to a lesser extent, weakened foreign currency exchange rates compared to the 2019 fiscal quarter. These decreases in operating income were partially offset by increased operating income in our Rest of World segment, combined with lower operating charges at Corporate.
Interest expense, net of interest income decreased by $5.9 million to $32.8 million for the 2020 fiscal quarter from $38.7 million for the 2019 fiscal quarter. The decrease in interest expense was primarily attributable to lower average debt balances.
Other non-operating (expense) income changed by $10.2 million to expense of $(6.6) million for the 2020 fiscal quarter from income of $3.6 million for the 2019 fiscal quarter. This change was primarily attributable to: (1) a loss on foreign currency exchange for the 2020 fiscal quarter compared to a gain for the 2019 fiscal quarter, for a change of $13.8 million; (2) other non-operating expense for the 2020 fiscal quarter compared to income for the 2019 fiscal quarter, for a change of $8.1 million, primarily related to an increase in the estimated fair value of an equity security held at Corporate during the 2019 fiscal quarter; and (3) a loss on derivative instruments for the 2020 fiscal quarter compared to a gain for the 2019 fiscal quarter, for a change of $4.0 million. These decreases in other non-operating income were partially offset by a year-over-year decrease in loss on debt extinguishment of $15.6 million, related to the write off of deferred financing costs and debt discount as a result of the repayments of debt during the 2019 fiscal quarter. In addition, during the 2020 fiscal quarter, we recognized a gain on disposal of subsidiaries of $0.1 million.
Income tax expense decreased by $67.1 million to $7.5 million for the 2020 fiscal quarter from $74.6 million for the 2019 fiscal quarter. This decrease in income tax expense was primarily due to changes in the mix of pre-tax book income attributable to taxable and non-taxable entities in various taxing jurisdictions and a tax benefit related to changes in reserves on uncertain tax positions due to statute expirations and divestitures.

(Loss) income from discontinued operations, net of tax changed by $42.5 million to a loss of $(12.2) million for the 2020 fiscal quarter from an income of $30.3 million for the 2019 fiscal quarter. This change was the result of the sales during 2019 of discontinued operations that generated income during the 2019 fiscal quarter, combined with an impairment charge of $10.0 million during the 2020 fiscal quarter related to assets that were held for sale.

Gain on sales of discontinued operations, net of tax decreased by $639.2 million to $2.3 million for the 2020 fiscal quarter, compared to $641.5 million for the 2019 fiscal quarter, related to the sales of our subsidiaries in South Africa, India, Spain and Portugal in 2019.

Comparison of Consolidated Results for the Six Months Ended June 30, 2020 and 2019

			% Change
			Better/(Worse)
(in millions)	2020	2019	2020 vs. 2019
Revenues	$1,320.2	$1,593.5	(17)%
Direct costs	1,146.9	1,346.6	15%
General and administrative expenses	96.4	121.3	21%
Loss on impairment of assets	448.9	0.5	nm
Operating (loss) income	(371.9)	125.1	nm
Interest expense, net of interest income	(66.2)	(89.7)	26%
Other non-operating income (expense)	32.7	(6.2)	nm
(Loss) income from continuing operations before income taxes and equity in net income of affiliates	(405.4)	29.2	nm
Income tax benefit (expense)	227.6	(38.7)	nm
Equity in net income of affiliates, net of tax	0.2	0.2	—%
Loss from continuing operations	(177.7)	(9.2)	nm
(Loss) income from discontinued operations, net of tax	(16.0)	93.6	(117)%
(Loss) gain on sales of discontinued operations, net of tax	(19.7)	889.5	(102)%
Net (loss) income	(213.3)	973.9	(122)%
Net loss (income) attributable to noncontrolling interests	5.1	(1.0)	nm
Net (loss) income attributable to Laureate Education, Inc.	$(208.2)	$972.8	(121)%
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see “Discussion of Significant Items Affecting the Consolidated Results.”

Comparison of Consolidated Results for the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

Revenues decreased by $273.3 million to $1,320.2 million for the six months ended June 30, 2020 (the 2020 fiscal period) from $1,593.5 million for the six months ended June 30, 2019 (the 2019 fiscal period). The effect of a net change in foreign currency exchange rates decreased revenues by $154.5 million, mainly driven by the weakening of the Brazilian Real, the Chilean Peso and the Mexican Peso against the USD. The incremental impact of dispositions decreased revenues by $19.4 million, related to the sale of UniNorte during the fourth quarter of 2019. Average total organic enrollment at a majority of our institutions decreased during the 2020 fiscal period, decreasing revenues by $15.3 million compared to the 2019 fiscal period. The overall decrease in organic enrollment was partially offset by an increase in our Rest of World segment. The effect of product mix, pricing and timing decreased revenues by $86.8 million for the 2020 fiscal period, attributable primarily to the effect of the COVID-19 pandemic on the academic calendar timing at a number of our institutions. These decreases in revenues were partially offset by other Corporate and Eliminations changes, which accounted for an increase in revenues of $2.7 million.

Direct costs and general and administrative expenses combined decreased by $224.6 million to $1,243.3 million for the 2020 fiscal period from $1,467.9 million for the 2019 fiscal period. The effect of a net change in foreign currency exchange rates decreased costs by $124.6 million. The incremental impact of the disposition of UniNorte decreased direct costs by $19.2 million. The effect of operational changes decreased direct costs by $75.2 million, mainly driven by cost-saving initiatives to preserve liquidity in the wake of the COVID-19 pandemic. Other Corporate and Eliminations expenses accounted for a decrease in costs of $21.2 million in the 2020 fiscal period. Partially offsetting these decreases in direct costs were Excellence-in-Process (EiP) implementation expense, which increased costs by $15.1 million for the 2020 fiscal period compared to the 2019 fiscal period, in addition to changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets, which resulted in a year-over-year increase in direct costs of $0.5 million.

Operating (loss) income changed by $497.0 million to a loss of $(371.9) million for the 2020 fiscal period from an income of $125.1 million for the 2019 fiscal period. This change was primarily a result of the impairment charges of $448.9 million during the 2020 fiscal period, partially offset by a change from operating loss to operating income in our Rest of World segment, combined with lower operating charges at Corporate.

Interest expense, net of interest income decreased by $23.5 million to $66.2 million for the 2020 fiscal period from $89.7 million for the 2019 fiscal period. The decrease in interest expense was primarily attributable to lower average debt balances.

Other non-operating income (expense) changed by $38.9 million, to an income of $32.7 million for the 2020 fiscal period from an expense of $(6.2) million for the 2019 fiscal period. This change was primarily attributable to: (1) an increase in gain on foreign currency exchange of $26.9 million; (2) a decrease in loss on debt extinguishment of $26.2 million, related to the repayment of the 2024 Term Loan during the 2019 fiscal period; and (3) a gain on sale of subsidiaries of $2.8 million, primarily related to a sale price adjustment for UniNorte. These increases in non-operating income were partially offset by a loss on derivative instruments for the 2020 fiscal period compared to a gain for the 2019 fiscal period, for a change of $8.4 million, and other non-operating expense for the 2020 fiscal period compared to income for the 2019 fiscal period, for a change of $8.6 million, primarily related to an increase in the estimated fair value of an equity security held at Corporate during the 2019 fiscal period.

Income tax benefit (expense) changed by $266.3 million to a benefit of $227.6 million for the 2020 fiscal period from an expense of $(38.7) million for the 2019 fiscal period. This change was attributable to a discrete tax benefit of approximately $222 million that was recognized during the 2020 fiscal period related to the tax-basis step up of certain intellectual property that became subject to Dutch taxation in the Netherlands.

(Loss) income from discontinued operations, net of tax changed by $109.6 million to a loss of $(16.0) million for the 2020 fiscal period from income of $93.6 million for the 2019 fiscal period. This change was primarily the result of the sales during 2019 of discontinued operations that generated income during the 2019 fiscal period, combined with an impairment charge of $10.0 million during the 2020 fiscal period related to assets that were held for sale.

(Loss) gain on sales of discontinued operations, net of tax changed by $909.2 million to a loss of $(19.7) million for the 2020 fiscal period, related to the sales of NSAD and our operations in Costa Rica, compared to a gain of $889.5 million for the 2019 fiscal period related to the sales of St. Augustine and our operations in Thailand, South Africa, India, Spain and Portugal, along with an adjustment to the gain on the sale of our China operation.

Net loss (income) attributable to noncontrolling interests changed by $6.1 million to a loss of $5.1 million for the 2020 fiscal period, compared to income of $(1.0) million for the 2019 fiscal period. This change was primarily related to our previous joint venture in Saudi Arabia.

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

The following table presents Adjusted EBITDA and reconciles (loss) income from continuing operations to Adjusted EBITDA for the three months ended June 30, 2020 and 2019:

			% Change
			Better/(Worse)
(in millions)	2020	2019	2020 vs. 2019
(Loss) income from continuing operations	$(301.8)	$107.8	nm
Plus:
Equity in net income of affiliates, net of tax	—	(0.2)	(100)%
Income tax expense	7.5	74.6	90%
(Loss) income from continuing operations before income taxes and equity in net income of affiliates	(294.2)	182.2	nm
Plus:
Gain on disposal of subsidiaries, net	(0.1)	—	nm
Foreign currency exchange loss (gain), net	4.9	(8.9)	(155)%
Other expense (income), net	0.4	(7.7)	(105)%
Loss (gain) on derivatives	1.4	(2.6)	(154)%
Loss on debt extinguishment	—	15.6	100%
Interest expense	33.8	41.5	19%
Interest income	(1.0)	(2.8)	(64)%
Operating (loss) income	(254.8)	217.2	nm
Plus:
Depreciation and amortization	40.1	49.3	19%
EBITDA	(214.7)	266.5	(181)%
Plus:
Share-based compensation expense (a)	4.6	4.7	2%
Loss on impairment of assets (b)	445.1	0.5	nm
EiP implementation expenses (c)	24.0	27.1	11%
Adjusted EBITDA	$259.0	$298.8	(13)%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”
(b) Represents non-cash charges related to impairments of long-lived assets. For further details, see “Discussion of Significant Items Affecting the Consolidated Results for the Six Months Ended June 30, 2020.”
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

Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Three Months Ended June 30, 2020 and 2019

Depreciation and amortization decreased by $9.2 million to $40.1 million for the 2020 fiscal quarter from $49.3 million for the 2019 fiscal quarter. The effects of foreign currency exchange decreased depreciation and amortization expense by $5.7 million for the 2020 fiscal quarter. Other items decreased depreciation and amortization by $3.5 million.
Share-based compensation expense decreased by $0.1 million to $4.6 million for the 2020 fiscal quarter from $4.7 million for the 2019 fiscal quarter.

EiP implementation expenses decreased by $3.1 million to $24.0 million for the 2020 fiscal quarter from $27.1 million for the 2019 fiscal quarter. The year-over-year decrease in EiP expenses is primarily attributable to lower costs of severance and retention bonuses related to our divestiture activity, and lower severance related to streamlining our organizational structure, partially offset by an increase in EiP expenses associated with an enterprise-wide program aimed at revenue growth.

The following table presents Adjusted EBITDA and reconciles loss from continuing operations to Adjusted EBITDA for the six months ended June 30, 2020 and 2019:

			% Change
			Better/(Worse)
(in millions)	2020	2019	2020 vs. 2019
Loss from continuing operations	$(177.7)	$(9.2)	nm
Plus:
Equity in net income of affiliates, net of tax	(0.2)	(0.2)	—%
Income tax (benefit) expense	(227.6)	38.7	nm
(Loss) income from continuing operations before income taxes and equity in net income of affiliates	(405.4)	29.2	nm
Plus:
Gain on disposal of subsidiaries, net	(2.8)	—	nm
Foreign currency exchange gain, net	(31.0)	(4.1)	nm
Other expense (income), net	0.5	(8.1)	(106)%
Loss (gain) on derivatives	0.6	(7.8)	(108)%
Loss on debt extinguishment	—	26.2	100%
Interest expense	69.9	96.1	27%
Interest income	(3.7)	(6.4)	(42)%
Operating (loss) income	(371.9)	125.1	nm
Plus:
Depreciation and amortization	84.3	96.6	13%
EBITDA	(287.6)	221.7	nm
Plus:
Share-based compensation expense (a)	6.6	7.7	14%
Loss on impairment of assets (b)	448.9	0.5	nm
EiP implementation expenses (c)	54.4	39.3	(38)%
Adjusted EBITDA	$222.2	$269.2	(17)%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”
(b) Represents non-cash charges related to impairments of long-lived assets. For further details, see “Discussion of Significant Items Affecting the Consolidated Results for the Six Months Ended June 30, 2020.”
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
Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Six Months Ended June 30, 2020 and 2019
Depreciation and amortization decreased by $12.3 million to $84.3 million for the 2020 fiscal period from $96.6 million for the 2019 fiscal period. The effects of foreign currency exchange decreased depreciation and amortization expense by $9.1 million for the 2020 fiscal period. Other items decreased depreciation and amortization by $3.2 million.

Share-based compensation expense decreased by $1.1 million to $6.6 million for the 2020 fiscal period from $7.7 million for the 2019 fiscal period.

EiP implementation expenses increased by $15.1 million to $54.4 million for the 2020 fiscal period from $39.3 million for the 2019 fiscal period. This increase is primarily attributable to the inclusion in EiP of expenses associated with an enterprise-wide program aimed at revenue growth.

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

The following tables, derived from our consolidated financial statements included elsewhere in this Form 10-Q, presents selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended June 30,	2020	2019	2020 vs. 2019
Revenues:
Brazil	$118.5	$197.1	(40)%
Mexico	114.9	162.5	(29)%
Andean	345.9	423.0	(18)%
Rest of World	62.6	51.2	22%
Online & Partnerships	148.9	159.7	(7)%
Corporate	1.0	(1.1)	191%
Consolidated Total Revenues	$791.7	$992.4	(20)%

Adjusted EBITDA:
Brazil	$41.6	$58.9	(29)%
Mexico	19.7	31.6	(38)%
Andean	160.7	186.5	(14)%
Rest of World	19.7	12.1	63%
Online & Partnerships	43.4	49.9	(13)%
Corporate	(26.0)	(40.1)	35%
Consolidated Total Adjusted EBITDA	$259.0	$298.8	(13)%

(in millions)			% Change
			Better/(Worse)
For the six months ended June 30,	2020	2019	2020 vs. 2019
Revenues:
Brazil	$202.2	$307.1	(34)%
Mexico	269.1	318.9	(16)%
Andean	435.4	561.9	(23)%
Rest of World	106.1	84.6	25%
Online & Partnerships	305.4	321.5	(5)%
Corporate	2.1	(0.6)	nm
Consolidated Total Revenues	$1,320.2	$1,593.5	(17)%

Adjusted EBITDA:
Brazil	$22.4	$28.2	(21)%
Mexico	43.0	57.4	(25)%
Andean	98.5	153.3	(36)%
Rest of World	24.5	8.8	178%
Online & Partnerships	86.7	98.4	(12)%
Corporate	(53.0)	(76.9)	31%
Consolidated Total Adjusted EBITDA	$222.2	$269.2	(17)%
nm - percentage change not meaningful

Brazil

Financial Overview

Comparison of Brazil Results for the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2019	$197.1	$138.2	$58.9
Organic enrollment (1)	(4.1)
Product mix, pricing and timing (1)	(19.2)
Organic constant currency	(23.3)	(24.8)	1.5
Foreign exchange	(43.3)	(27.5)	(15.8)
Dispositions (2)	(12.0)	(9.4)	(2.6)
Other (3)	—	0.4	(0.4)
June 30, 2020	$118.5	$76.9	$41.6
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Relates to the sale of UniNorte during the fourth quarter of 2019.
(3) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues decreased by $78.6 million, a 40% decrease from the 2019 fiscal quarter.
•Organic enrollment decreased during the 2020 fiscal quarter by 3%, decreasing revenues by $4.1 million compared to the 2019 fiscal quarter.
•The decrease in revenues from product mix, pricing and timing was in part due to the effect of the COVID-19 pandemic on the academic calendar timing.
•Revenues represented 15% of our consolidated total revenues for the 2020 fiscal quarter compared to 20% for the 2019 fiscal quarter.

Adjusted EBITDA decreased by $17.3 million, a 29% decrease from the 2019 fiscal quarter.

Comparison of Brazil Results for the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2019	$307.1	$278.9	$28.2
Organic enrollment (1)	(3.4)
Product mix, pricing and timing (1)	(20.9)
Organic constant currency	(24.3)	(35.2)	10.9
Foreign exchange	(61.2)	(44.2)	(17.0)
Dispositions (2)	(19.4)	(19.2)	(0.2)
Other (3)	—	(0.5)	0.5
June 30, 2020	$202.2	$179.8	$22.4
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Relates to the sale of UniNorte during the fourth quarter of 2019.
(3) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues decreased by $104.9 million, a 34% decrease from the 2019 fiscal period.
•Organic enrollment decreased during the 2020 fiscal period by 2%, decreasing revenues by $3.4 million compared to the 2019 fiscal period.
•The decrease in revenues from product mix, pricing and timing was in part due to the effect of the COVID-19 pandemic on the academic calendar timing.
•Revenues represented 16% of our consolidated total revenues for the 2020 fiscal period, compared to 20% for the 2019 fiscal period.

Adjusted EBITDA decreased by $5.8 million, a 21% decrease from the 2019 fiscal period.

Mexico

Financial Overview

Comparison of Mexico Results for the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2019	$162.5	$130.9	$31.6
Organic enrollment (1)	(7.3)
Product mix, pricing and timing (1)	(13.8)
Organic constant currency	(21.1)	(13.9)	(7.2)
Foreign exchange	(26.5)	(20.9)	(5.6)
Dispositions	—	—	—
Other (2)	—	(0.9)	0.9
June 30, 2020	$114.9	$95.2	$19.7
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues decreased by $47.6 million, a 29% decrease from the 2019 fiscal quarter.
•Organic enrollment decreased during the fiscal quarter by 5%, decreasing revenues by $7.3 million.
•The decrease in revenues from product mix, pricing and timing was mainly due to the effect of the COVID-19 pandemic on the academic calendar timing.
•Revenues represented 15% of our consolidated total revenues for the 2020 fiscal quarter, compared to 16% for the 2019 fiscal quarter.

Adjusted EBITDA decreased by $11.9 million, a 38% decrease from the 2019 fiscal quarter.

Comparison of Mexico Results for the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2019	$318.9	$261.5	$57.4
Organic enrollment (1)	(11.1)
Product mix, pricing and timing (1)	(6.6)
Organic constant currency	(17.7)	(13.1)	(4.6)
Foreign exchange	(32.1)	(23.3)	(8.8)
Dispositions	—	—	—
Other (2)	—	1.0	(1.0)
June 30, 2020	$269.1	$226.1	$43.0
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues decreased by $49.8 million, a 16% decrease from the 2019 fiscal period.
•Organic enrollment decreased during the 2020 fiscal period by 3%, decreasing revenues by $11.1 million.
•The decrease in revenues from product mix, pricing and timing was mainly due to the effect of the COVID-19 pandemic on the academic calendar timing.
•Revenues represented 20% of our consolidated total revenues for both the 2020 and the 2019 fiscal periods.

Adjusted EBITDA decreased by $14.4 million, a 25% decrease from the 2019 fiscal period.

Andean

Financial Overview

Comparison of Andean Results for the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2019	$423.0	$236.5	$186.5
Organic enrollment (1)	(16.8)
Product mix, pricing and timing (1)	(20.6)
Organic constant currency	(37.4)	(28.5)	(8.9)
Foreign exchange	(39.7)	(22.8)	(16.9)
Dispositions	—	—	—
Other	—	—	—
June 30, 2020	$345.9	$185.2	$160.7
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $77.1 million, an 18% decrease from the 2019 fiscal quarter.
•The decrease in revenues from product mix, pricing and timing was mainly due to the effect of the COVID-19 pandemic on the academic calendar timing.
•Organic enrollment decreased during the 2020 fiscal quarter by 5%, decreasing revenues by $16.8 million.
•Revenue represented 44% of our consolidated total revenues for the 2020 fiscal quarter compared to 43% for the 2019 fiscal quarter.

Adjusted EBITDA decreased by $25.8 million, a 14% decrease from the 2019 fiscal quarter.
•Foreign exchange affected the results for the 2020 fiscal quarter, primarily due to the weakening of the Chilean Peso relative to the USD.

Comparison of Andean Results for the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2019	$561.9	$408.6	$153.3
Organic enrollment (1)	(8.4)
Product mix, pricing and timing (1)	(65.9)
Organic constant currency	(74.3)	(29.9)	(44.4)
Foreign exchange	(52.2)	(41.8)	(10.4)
Dispositions	—	—	—
Other	—	—	—
June 30, 2020	$435.4	$336.9	$98.5
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $126.5 million, a 23% decrease from the 2019 fiscal period.
•The decrease in revenues from product mix, pricing and timing was mainly due to the effect of the COVID-19 pandemic on the academic calendar timing.
•Organic enrollment decreased during the 2020 fiscal period by 2%, decreasing revenues by $8.4 million.
•Revenue represented 33% of our consolidated total revenues for the 2020 fiscal period compared to 35% for the 2019 fiscal period.

Adjusted EBITDA decreased by $54.8 million, a 36% decrease from the 2019 fiscal period.
•Foreign exchange affected the results for the 2020 fiscal period, primarily due to weakening of the Chilean Peso relative to the USD.

Rest of World

Financial Overview

Comparison of Rest of World Results for the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2019	$51.2	$39.1	$12.1
Organic enrollment (1)	11.8
Product mix, pricing and timing (1)	4.0
Organic constant currency	15.8	6.8	9.0
Foreign exchange	(4.4)	(3.0)	(1.4)
Dispositions	—	—	—
Other	—	—	—
June 30, 2020	$62.6	$42.9	$19.7
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $11.4 million, a 22% increase from the 2019 fiscal quarter.
•Organic enrollment increased during the 2020 fiscal quarter by 23%, increasing revenues by $11.8 million.
•Revenue represented 8% of our consolidated total revenues for the 2020 fiscal quarter compared to 5% for the 2019 fiscal quarter.

Adjusted EBITDA increased by $7.6 million, a 63% increase from the 2019 fiscal quarter.

Comparison of Rest of World Results for the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2019	$84.6	$75.8	$8.8
Organic enrollment (1)	18.8
Product mix, pricing and timing (1)	11.7
Organic constant currency	30.5	12.0	18.5
Foreign exchange	(9.0)	(6.2)	(2.8)
Dispositions	—	—	—
Other	—	—	—
June 30, 2020	$106.1	$81.6	$24.5
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $21.5 million, a 25% increase from the 2019 fiscal period.
•Organic enrollment increased during the 2020 fiscal period by 23%, increasing revenues by $18.8 million.
•Revenues represented 8% of our consolidated total revenues for the 2020 fiscal period compared to 5% for the 2019 fiscal period.

Adjusted EBITDA increased by $15.7 million, a 178% increase from the 2019 fiscal period.

Online & Partnerships
Financial Overview

Comparison of Online & Partnerships Results for the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2019	$159.7	$109.8	$49.9
Organic enrollment (1)	(4.3)
Product mix, pricing and timing (1)	(6.5)
Organic constant currency	(10.8)	(4.3)	(6.5)
Foreign exchange	—	—	—
Dispositions	—	—	—
Other	—	—	—
June 30, 2020	$148.9	$105.5	$43.4
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $10.8 million, a 7% decrease from the 2019 fiscal quarter.
•Organic enrollment decreased during the 2020 fiscal quarter by 5%, decreasing revenues by $4.3 million. This decrease was primarily attributable to a decrease in organic enrollment at the University of Liverpool and the University of Roehampton, as we no longer accept new enrollments at those institutions.
•Revenues represented 19% of our consolidated total revenues for the 2020 fiscal quarter, compared to 16% for the 2019 fiscal quarter.

Adjusted EBITDA decreased by $6.5 million, a 13% decrease compared to the 2019 fiscal quarter.

Comparison of Online & Partnerships Results for the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2019	$321.5	$223.1	$98.4
Organic enrollment (1)	(11.2)
Product mix, pricing and timing (1)	(4.9)
Organic constant currency	(16.1)	(4.4)	(11.7)
Foreign exchange	—	—	—
Dispositions	—	—	—
Other	—	—	—
June 30, 2020	$305.4	$218.7	$86.7
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $16.1 million, a 5% decrease from the 2019 fiscal period.
•Organic enrollment decreased during the 2020 fiscal period by 6%, decreasing revenues by $11.2 million. This decrease was primarily attributable to a decrease in organic enrollment at the University of Liverpool and the University of Roehampton, as we no longer accept new enrollments at those institutions.
•Revenues represented 23% of our consolidated total revenues for the 2020 fiscal period, compared to 20% for the 2019 fiscal period.

Adjusted EBITDA decreased by $11.7 million, a 12% decrease compared to the 2019 fiscal period.

Corporate

Corporate revenues represent amounts from our consolidated joint venture with the University of Liverpool, as well as centralized IT costs charged to various segments, offset by the elimination of intersegment revenues.

Comparison of Corporate Results for the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

			% Change
			Better/(Worse)
(in millions)	2020	2019	2020 vs. 2019
Revenues	$1.0	$(1.1)	191%
Expenses	27.0	39.0	31%
Adjusted EBITDA	$(26.0)	$(40.1)	35%
Adjusted EBITDA increased by $14.1 million, a 35% increase from the 2019 fiscal quarter.
•Labor costs and other professional fees decreased by $14.8 million for the 2020 fiscal quarter compared to the 2019 fiscal quarter, related to cost-reduction efforts.
•Other items accounted for a decrease in Adjusted EBITDA of $0.7 million.

Comparison of Corporate Results for the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

			% Change
			Better/(Worse)
(in millions)	2020	2019	2020 vs. 2019
Revenues	$2.1	$(0.6)	nm
Expenses	55.1	76.3	28%
Adjusted EBITDA	$(53.0)	$(76.9)	31%

Adjusted EBITDA increased by $23.9 million, a 31% increase from the 2019 fiscal period.
•Labor costs and other professional fees decreased expenses by $25.6 million for the 2020 fiscal period compared to the 2019 fiscal period, related to cost-reduction efforts.
•Other items accounted for a decrease in Adjusted EBITDA of $1.7 million.

Liquidity and Capital Resources

Liquidity Sources

We anticipate that cash flow from operations and available cash will be sufficient to meet our current operating requirements and manage our liquidity needs, including any effects on the Company’s business operations that arise from the COVID-19 pandemic, for at least the next 12 months from the date of issuance of this report. In addition, we are controlling discretionary expenses and reviewing our capital spending projects, as well as engaging with landlords to negotiate rent deferrals or other rent concessions.

However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to liquidity sources, particularly our cash flows from operations, as well as our financial condition and capitalization. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions, such as obtaining additional financing. The Company will continue to evaluate its financial position in light of future developments, particularly those relating to the COVID-19 pandemic.

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

As of June 30, 2020, our secondary source of liquidity was cash and cash equivalents of $629.6 million, which does not include $34.2 million of cash recorded at subsidiaries that are classified as held for sale at June 30, 2020. Our cash accounts are maintained with high-quality financial institutions with no significant concentration in any one institution.

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

Completed Sale Transactions

On January 10, 2020, we completed the sale of our Costa Rica operations and received net proceeds of approximately $15.0 million. The proceeds received net of cash sold, transaction fees and the working capital adjustment completed during the second quarter of 2020, were approximately $1.8 million. The Company will also receive up to $5.0 million within two years after the sale if Laureate Costa Rica meets certain performance metrics.

On March 6, 2020, we completed the sale of NSAD, a higher education institution located in California. At closing, the Company paid subsidies to the buyers of approximately $4.5 million. Under the terms of the sale agreement, the Company will pay additional subsidies to the buyers of approximately $2.8 million ratably on a quarterly basis over the next four years, beginning on March 31, 2020.

In June 2020, we received 141.6 million Hong Kong Dollars (approximately $18.3 million at the date of receipt), related to the portion of the transaction value from the January 2018 sale of our China operations that was paid into escrow by the buyer. As of December 31, 2019, the Company had recorded a receivable of approximately $25.9 million for the portion of the escrowed amount that we expected to receive. Under the terms of the sale agreement, we expect to receive the remaining escrow receivable amount in January 2021.

Pending Sale Transactions

On February 28, 2020, the Company entered into an agreement to sell its operations in Malaysia for a total purchase price of $140.0 million. The closing of the transaction is subject to customary closing conditions, including approval by regulators in Malaysia.

On July 29, 2020, the Company entered into an agreement to sell its Australia and New Zealand operations for a purchase price of $642.7 million. The closing of the transaction is expected to occur by the first quarter of 2021 and is subject to customary closing conditions, including regulatory approvals in Australia and New Zealand and a mutual right of termination based on the occurrence of a material adverse change in certain forecasted results of the Australia and New Zealand operations.

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $185.7 million and $186.9 million as of June 30, 2020 and December 31, 2019, respectively.

Indefinite Reinvestment of Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As part of our business strategies, we have determined that, except for one of our institutions in Peru, all earnings from our foreign continuing operations will be deemed indefinitely reinvested outside of the United States. As of June 30, 2020, $454.1 million of our total $629.6 million of cash and cash equivalents were held by foreign subsidiaries, including $215.9 million held by VIEs. These amounts above do not include $34.2 million of cash recorded at subsidiaries that are classified as held for sale at June 30, 2020, almost all of which was held by foreign subsidiaries. As of December 31, 2019, $275.6 million of our total $339.6 million of cash and cash equivalents were held by foreign subsidiaries, including $157.0 million held by VIEs. These amounts above do not include $55.4 million of cash recorded at subsidiaries that were classified as held for sale at December 31, 2019, of which $49.5 million was held by foreign subsidiaries. The VIEs' cash and cash equivalents balances are generally required to be used only for the operations of these VIEs.

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

Debt

As of June 30, 2020, senior long-term borrowings totaled $1,209.1 million and consisted of $409.1 million of borrowings under our revolving credit facility and $800.0 million in Senior Notes due 2025 that mature in May 2025. As discussed above, in March 2020, we fully drew down our $410.0 million revolving credit facility in order to increase our cash position and preserve financial flexibility in light of the COVID-19 pandemic.

As of June 30, 2020, other debt balances totaled $356.4 million and our finance lease obligations and sale-leaseback financings were $85.3 million. Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries, mortgages payable and notes payable.

Approximately $31.8 million of long-term debt, including the current portion, is included in the held-for-sale liabilities recorded on the consolidated balance sheet as of June 30, 2020. For further description of the held-for-sale amounts see Note 4, Discontinued Operations and Assets Held for Sale, in our consolidated financial statements included elsewhere in this Form 10-Q.

Senior Secured Credit Facility

As of June 30, 2020 and December 31, 2019, the outstanding balance under our Senior Secured Credit Facility was $409.1 million and $202.4 million, respectively, which consisted entirely of balances outstanding under our $410.0 million revolving credit facility.

Covenants

Under the Third A&R Credit Agreement, we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant, as defined in the Third A&R Credit Agreement, unless certain conditions are satisfied. As of June 30, 2020, we were in compliance with the leverage ratio covenant. The maximum ratio, as defined, is 3.50x as of June 30, 2020 and thereafter. In addition, notes payable at some of our locations contain financial maintenance covenants and we were in compliance with those covenants.

Senior Notes

As of both June 30, 2020 and December 31, 2019, the outstanding balance under our Senior Notes due 2025 was $800.0 million.

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

Due to Shareholders of Acquired Companies

In the past, one method of payment for acquisitions was the use of promissory notes payable to the sellers of acquired companies. As of June 30, 2020 and December 31, 2019, we recorded $16.0 million and $21.5 million, respectively, for these liabilities. See also Note 6, Due to Shareholders of Acquired Companies, in our consolidated financial statements included elsewhere in this Form 10-Q.

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

Our total capital expenditures for our continuing and discontinued operations, excluding receipts from the sale of subsidiaries and property equipment, were $57.5 million and $70.8 million during the six months ended June 30, 2020 and 2019, respectively. The 19% decrease in capital expenditures for the 2020 fiscal period compared to the 2019 fiscal period was primarily a result of the divestitures.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2020 and 2019:

(in millions)	2020	2019
Cash provided by (used in):
Operating activities	$61.4	$32.5
Investing activities	(35.0)	1,102.4
Financing activities	263.4	(1,396.1)
Effects of exchange rates changes on cash	(23.3)	8.7
Change in cash included in current assets held for sale	22.2	64.3
Net change in cash and cash equivalents and restricted cash	$288.7	$(188.2)

Comparison of Cash Flows for the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

Operating Activities
Cash provided by operating activities increased by $28.9 million to $61.4 million for the 2020 fiscal period from $32.5 million for the 2019 fiscal period. This increase in operating cash was attributable to: (1) a decrease in cash paid for interest of $53.7 million, from $115.8 million for the 2019 fiscal period to $62.1 million for the 2020 fiscal period, attributable to lower average debt balances; (2) a decrease in cash paid for taxes of $11.1 million, from $58.5 million for the 2019 fiscal period to $47.4 million for the 2020 fiscal period; and (3) a positive year-over-year effect to operating cash of $7.6 million primarily related to a cash payment during the 2019 fiscal period to settle cross currency and interest rate swaps in Chile. These increases in operating cash were partially offset by lower operating income as well as the year-over-year effect of the divestitures that occurred in 2019, as certain of the divested institutions, such as St. Augustine, contributed positive operating cash flows during the first quarter of 2019. When combined with changes in working capital, these factors accounted for a decrease in operating cash flows of approximately $43.5 million.

Investing Activities

Cash flows from investing activities decreased by $1,137.4 million to an investing cash outflow of $(35.0) million for the 2020 fiscal period from an investing cash inflow of $1,102.4 million for the 2019 fiscal period. This decrease was primarily attributable to lower cash receipts from the sales of discontinued operations of $1,138.9 million, from $1,161.4 million during the 2019 fiscal period (for the sales of St. Augustine and our operations in Thailand, South Africa, India, Spain and Portugal) to $22.5 million, net, during the 2020 fiscal period (for the sales of NSAD and our operations in Costa Rica, the receipt of a deposit for INTI Malaysia, and the receipt of a portion of the escrow receivable balance related to the 2018 sale of our China operations). In addition, during the 2019 fiscal period, we received $12.9 million from derivative settlements related to foreign exchange swap agreements associated with the sale of the Spain and Portugal institutions. These decreases in investing cash were partially offset by a decrease in capital expenditures of $13.3 million, and the year-over-year effect of a payment of $1.2 million during the 2019 fiscal period for a small acquisition in Brazil. Other items accounted for the remaining change of $0.1 million.

Financing Activities

Cash flows from financing activities increased by $1,659.5 million to a financing cash inflow of $263.4 million for the 2020 fiscal period from a financing cash outflow of $(1,396.1) million for the 2019 fiscal period. This increase in financing cash inflows was primarily attributable to: (1) net proceeds from long-term debt during the 2020 fiscal period, related to the full draw down on our $410.0 million revolving credit facility in order to increase our cash position and preserve financial flexibility in response to the COVID-19 pandemic, compared to net payments of long-term debt during the 2019 fiscal period, for a change of $1,638.5 million; (2) proceeds from exercise of common stock options of $26.7 million during the 2020 fiscal period; (3) lower payments of deferred price for acquisitions during the 2020 fiscal period by $10.2 million, primarily due to the full repayment of the St. Augustine seller note during the 2019 fiscal period; (4) a payment for a debt redemption in Chile during the 2019 fiscal period of $5.9 million; and (5) a payment of $5.8 million during the 2019 fiscal period to acquire the remaining 10% noncontrolling interest of one of our operations in India, immediately prior to the sale of those operations. These increases in financing cash inflows were partially offset by payments of $29.2 million made during the 2020 fiscal period to repurchase shares of our Class A common stock under our stock repurchase program. Other items accounted for the remaining difference of $1.6 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2019 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2019 Form 10-K. During the six months ended June 30, 2020, there were no significant changes to our critical accounting policies. We will continue to monitor the effect to the Company of the COVID-19 pandemic and assess whether any changes to our accounting estimates are warranted as additional information becomes available.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Form 10-K”) and Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (our “Q1 2020 Form 10-Q”) for information regarding material pending legal proceedings. Except as set forth therein and below, there have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

As previously disclosed in our 2019 Form 10-K, on December 6, 2019, the Occupational Safety and Health Administration of the U.S. Department of Labor (“OSHA”) dismissed a complaint made by Michael S. Ryan, the former chief accounting officer of the Company, alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act (Michael S. Ryan vs. Laureate Education, Inc., Case No. 3-0050-17-011). On January 2, 2020, Mr. Ryan filed Objections to the Secretary’s Findings, and Request for Hearing Before an Administrative Law Judge with the Chief Administrative Law Judge and a hearing has been set for September 2020. On March 2, 2020, the Company filed a Motion to Dismiss or in the Alternative, Motion to Limit Issues for Hearing. Mr. Ryan filed a Response to the Company’s Motion to Dismiss on June 5, 2020 (the “Response to Motion to Dismiss”). Mr. Ryan’s complaint to OSHA, which was filed on November 16, 2016, also alleges a lack of compliance with U.S. GAAP and violations of certain SEC rules and regulations. The complaint does not seek any specified amount of damages. The Company has investigated the allegations made in the complaint with the assistance of outside legal and accounting advisers and believes that its consolidated financial statements are in compliance with U.S. GAAP and SEC rules and regulations in all material respects and that the allegations are baseless and without merit. The Company currently is assessing any further response to the Response to Motion to Dismiss. The Company intends to continue to defend itself vigorously.

As previously disclosed in our 2019 Form 10-K, on September 11, 2019, the People’s Court of Tianxin District, Changsha City, in the People’s Republic of China issued a Notice of Assistance in Enforcement addressed to Lei Lie Ying Limited, a private limited company formerly indirectly owned by us (“LEILY”), and HIEU requesting that (i) Zhang Jianbo and Chen Zhengxiani’s alleged rights in certain land owned by HIEU be frozen, (ii) such land be disposed of instead pursuant to the terms of a series of agreements allegedly entered into in 2009 and (iii) the proceeds thereof be deposited with the court pending final resolution of the dispute. This case was dismissed during the second quarter of 2020, and the decision is considered final.

Item 1A. Risk Factors

Except as stated below, there have been no material changes to the risk factors previously disclosed in “Item 1A. Risk Factors” in our 2019 Form 10-K, as updated in Part II, “Item 1A. Risk Factors” in our Q1 2020 Form 10-Q.

In addition to the information set forth in this report, you should consider the risk factors disclosed in our 2019 Form 10-K, as updated in our Q1 2020 Form 10-Q. Furthermore, the impact of COVID-19 also may exacerbate other risks discussed in our 2019 Form 10-K and Q1 2020 Form 10-Q, any one of which could have a material adverse effect on our business, financial condition, cash flows and results of operations. The situation is changing rapidly, and additional impacts may arise of which we are not currently aware.

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

In October 2020, Chileans are scheduled to vote on whether Chile should create a new constitution and, if so, whether it should be drafted by a popularly elected assembly or one mixed with current lawmakers. According to the current timetable, a new constitution could become effective as early as the summer of 2022. It is possible that a new constitution could include provisions that would have a material adverse effect on our financial condition or results of operations. It is also possible that, as proposed reforms are considered, even the existence of the debate and accompanying uncertainty could have a similar effect. The Company will continue to monitor developments in the constitutional process.

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

Item 6. Exhibits
(a) Exhibits filed with this report or, where indicated, previously filed and incorporated by reference:

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.1#	Amended and Restated Sale and Purchase Agreement, dated as of November 22, 2017 and amended and restated on January 11, 2018, by and among LEI European Investments B.V., Laureate International B.V. and Galileo Global Education Luxco S.À R.L.	10-K	001-38002	2.7	03/20/2018
2.2#	Sale and Purchase Agreement, dated April 12, 2018, among LEI European Investments B.V., Laureate International B.V. and Global University Systems Germany B.V.	8-K	001-38002	2.1	04/18/2018
2.3#	Asset Purchase Agreement, dated January 15, 2018, among Kendall College, LLC, The Dining Room at Kendall NFP, National Louis University and Laureate Education, Inc.	8-K	001-38002	2.1	08/07/2018
2.4#	Membership Interest Purchase Agreement, dated April 24, 2018, by and among Laureate Education, Inc., Exeter Street Holdings, LLC, University of St. Augustine for Health Sciences, LLC and University of St. Augustine Acquisition Corp.	10-Q	001-38002	2.4	08/09/2018
2.5#	Sale and Purchase Agreement, dated December 12, 2018, by and among Iniciativas Culturales de España S.L., Laureate I B.V. and Samarinda Investments, S.L.	10-K	001-38002	2.5	02/28/2019
2.6#	Share Purchase Agreement relating to the sale and purchase of equity shares of Pearl Retail Solutions Private Limited, M-Power Energy India Private Limited and Data Ram Sons Private Limited	8-K	001-38002	2.1	05/13/2019
2.7#	Share Purchase Agreement relating to all the shares in the capital of Education Turkey B.V.	8-K	001-38002	2.1	08/29/2019
2.8#	Equity Purchase Agreement, dated January 10, 2020, by and among SP Costa Rica Holdings, LLC, Laureate International B.V. and Laureate Education, Inc.	10-K	001-38002	2.8	02/27/2020
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-207243	3.1	01/31/2017
3.2	Amended and Restated Bylaws	S-1/A	333-207243	3.2	01/31/2017
3.3	Certificate of Retirement of Convertible Redeemable Preferred Stock, Series A	8-K	001-38002	3.1	07/20/2018
4.1	Description of Capital Stock of Laureate Education, Inc.	10-K	001-38002	4.1	02/27/2020
4.2	Indenture, dated as of April 26, 2017, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.250% Senior Notes due 2025	8-K	001-38002	4.3	04/27/2017
4.3	Form of 8.250% Senior Note due 2025 (included as Exhibit A to Exhibit 4.3)	8-K	001-38002	4.3	04/27/2017
10.1†	2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	S-1/A	333-207243	10.31	11/20/2015
10.2†	2007 Stock Incentive Plan Form of Stock Option Agreement, as amended on August 31, 2010	S-1/A	333-207243	10.32	11/20/2015
10.3†	2013 Long-Term Incentive Plan Form of Stock Option Agreement effective as of September 11, 2013	S-1/A	333-207243	10.34	11/20/2015
10.4†	Laureate Education, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2009	S-1/A	333-207243	10.35	11/20/2015
10.5†	Form of Management Stockholder’s Agreement for equityholders	S-1/A	333-207243	10.36	11/20/2015
10.6†	Employment Offer Letter, dated July 21, 2008, between Laureate Education, Inc. and Eilif Serck-Hanssen	S-1/A	333-207243	10.40	11/20/2015
10.7†	Amendment to Employment Offer Letter, dated December 9, 2010, between Laureate Education, Inc. and Eilif Serck-Hanssen	S-1/A	333-207243	10.41	11/20/2015
10.8†	Form of Time-Based Restricted Stock Units Agreement, for grants from and after September 11, 2013	S-1/A	333-207243	10.43	11/20/2015

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.9	Master Service and Confidentiality Agreement, dated April 28, 2014, by and between Laureate Education, Inc. and Accenture LLP	S-1/A	333-207243	10.45	11/20/2015
10.10‡	System Wide Master Agreement, dated April 10, 2015, between Blackboard Inc. and Laureate Education, Inc.	S-1/A	333-207243	10.46	11/20/2015
10.11†	Form of Stockholders’ Agreement for Entity-Appointed Directors	S-1/A	333-207243	10.47	11/20/2015
10.12†	Form of Stockholders’ Agreement for Individual Directors	S-1/A	333-207243	10.48	11/20/2015
10.13†	Executive Retention Agreement, dated February 25, 2016, by and between Ricardo Berckemeyer and Laureate Education, Inc., effective as of September 1, 2015	S-1/A	333-207243	10.54	05/20/2016
10.14†	2013 Long-Term Incentive Plan Form of Stock Option Agreement for 2016 for Named Executive Officers	S-1/A	333-207243	10.57	05/20/2016
10.15†	2013 Long-Term Incentive Plan Form of Stock Option Agreement for 2016	S-1/A	333-207243	10.58	05/20/2016
10.16†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement for 2016 for Named Executive Officers	S-1/A	333-207243	10.59	05/20/2016
10.17†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement for 2016	S-1/A	333-207243	10.60	05/20/2016
10.18	Subscription Agreement, dated as of December 4, 2016, by and among Laureate Education, Inc., Macquarie Sierra Investment Holdings Inc., and each of the other Persons listed on Schedule A and Schedule B thereto.	S-1/A	333-207243	10.63	12/15/2016
10.19	Registration Rights Agreement by and among Laureate Education, Inc., each of the Investors set forth on Schedule A thereto, Douglas L. Becker and Wengen Alberta, Limited Partnership	10-K	001-38002	10.29	03/20/2018
10.20	Investors’ Stockholders Agreement by and among Laureate Education, Inc., Wengen Alberta, Limited Partnership and the Investors set forth on Schedule A thereto	10-K	001-38002	10.30	03/20/2018
10.21†	Form of Cash Long-Term Incentive Plan Agreement	S-1/A	333-207243	10.73	01/10/2017
10.22	Amended and Restated Securityholders Agreement by and among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.1	02/06/2017
10.23	Amended and Restated Registration Rights Agreement by and among Wengen Alberta, Limited Partnership, Wengen Investments Limited, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.2	02/06/2017
10.24†	Amendment to the 2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	10-K	001-38002	10.76	03/29/2017
10.25	Amended and Restated Guarantee, dated as of April 26, 2017, by Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as guarantors, in favor of Citibank, N.A., as collateral agent	10-Q	001-38002	10.83	05/11/2017
10.26	Amended and Restated Pledge Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as pledgors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.84	05/11/2017
10.27	Amended and Restated Security Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as grantors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.85	05/11/2017
10.28	Second Amended and Restated Collateral Agreement, dated as of April 26, 2017, between Walden University, LLC, certain other domestic subsidiaries of Laureate Education, Inc. from time to time, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.86	05/11/2017

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.29†	Laureate Education, Inc. Amended and Restated 2013 Long-Term Incentive Plan	8-K	001-38002	10.1	06/20/2017
10.30†	Amended and Restated 2013 Long-Term Incentive Plan Form of Annual Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.51	08/08/2017
10.31†	Amended and Restated 2013 Long-Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017	10-Q	001-38002	10.52	08/08/2017
10.32†	Amended and Restated 2013 Long-Term Incentive Plan Form of Time-based Stock Option Agreement for 2017	10-Q	001-38002	10.53	08/08/2017
10.33†	Amended and Restated 2013 Long-Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017	10-Q	001-38002	10.54	08/08/2017
10.34†	Amended and Restated 2013 Long-Term Incentive Plan Form of Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.55	08/08/2017
10.35†	Amended and Restated 2013 Long-Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.56	08/08/2017
10.36†	Amended and Restated 2013 Long-Term Incentive Plan Form of Time-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.57	08/08/2017
10.37†	Amended and Restated 2013 Long-Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017 for Certain Executives	10-Q	001-38002	10.58	08/08/2017
10.38†	Form of 2017-2018 Laureate Executive Cash Long-Term Bonus Plan for Certain Executives	10-Q	001-38002	10.59	08/08/2017
10.39†	Employment Offer Letter, dated August 15, 2017, between Laureate Education, Inc. and Victoria Silbey	10-Q	001-38002	10.61	11/08/2017
10.40†	Form of Stock Option Agreement with exercise price of $18.36 for certain executives	10-Q	001-38002	10.64	11/08/2017
10.41†	Form of Stock Option Agreement with exercise price of $21.00 for certain executives	10-Q	001-38002	10.65	11/08/2017
10.42†	Employment Offer Letter, dated November 6, 2017, between Laureate Education, Inc. and Jean-Jacques Charhon	10-K	001-38002	10.67	03/20/2018
10.43†	Transitional Employment Agreement, effective as of November 9, 2017, between Paula Singer and Laureate Education, Inc.	10-K	001-38002	10.68	03/20/2018
10.44	Stock Option Agreement, dated as of January 2, 2018, between Jean-Jacques Charhon and Laureate Education, Inc.	10-Q	001-38002	10.71	05/09/2018
10.45†	Employment Offer Letter, dated May 3, 2018, between Timothy Grace and Laureate Education, Inc.	10-Q	001-38002	10.72	08/09/2018
10.48†	Form of 2019 Annual Incentive Plan	10-Q	001-38002	10.62	08/08/2019
10.49†	Form of Director Indemnity Agreement	10-Q	001-38002	10.64	08/08/2019
10.50†	Separation Agreement, dated July 14, 2019, between Ricardo Berckemeyer and Laureate Education, Inc., effective as of July 15, 2019	10-Q	001-38002	10.65	08/08/2019
10.51†	Separation Agreement and General Release, dated July 25, 2019, between Jose Roberto Loureiro and Laureate Education, Inc., effective as of July 29, 2019	10-Q	001-38002	10.66	08/08/2019
10.52#	Third Amended and Restated Credit Agreement, dated as of October 7, 2019, among Laureate Education, Inc., the lending institutions from time to time parties thereto, and Citibank, N.A., as administrative agent and collateral agent	8-K	001-38002	10.1	10/11/2019

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.53†◊	Form of Retention Letter for Certain Corporate Executives	10-Q	001-38002	10.53	05/07/2020
10.54†	Form of Retention/Transaction Bonus Letter for Certain Regional Executives	10-Q	001-38002	10.54	05/07/2020
10.55†	Form of Named Executive Officer Temporary Salary Reduction Letter	10-Q	001-38002	10.55	05/07/2020
10.56*†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement for Non-Employee Directors for 2020
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Ex. 101.INS*	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
Ex. 101.SCH*	XBRL Taxonomy Extension Schema Document
Ex. 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
Ex. 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Laureate Education, Inc. hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.
†	Indicates a management contract or compensatory plan or arrangement.
‡	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the U.S. Securities and Exchange Commission.
◊	Certain identified information has been omitted from this exhibit because it is both (1) not material, and (2) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ JEAN-JACQUES CHARHON
Jean-Jacques Charhon
Executive Vice President and Chief Financial Officer
Date: August 6, 2020

/s/ TAL DARMON
Tal Darmon
Chief Accounting Officer, Senior Vice President
and Global Corporate Controller
Date: August 6, 2020