Form 10-Q
period 2020-09-30
LAUREATE EDUCATION, INC.
filed 2020-11-05
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2020
Class A common stock, par value $0.004 per share	119,269,653 shares
Class B common stock, par value $0.004 per share	90,813,085 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended September 30,	2020	2019
	(Unaudited)	(Unaudited)
Revenues	$243,523	$277,267
Costs and expenses:
Direct costs	185,758	229,736
General and administrative expenses	52,602	65,942
Loss on impairment of assets	323,398	—
Operating loss	(318,235)	(18,411)
Interest income	684	912
Interest expense	(24,703)	(28,318)
Loss on debt extinguishment	—	(200)
Gain on derivatives	—	283
Other income, net	1,301	992
Foreign currency exchange (loss) gain, net	(2,907)	7,659
Gain (loss) on disposal of subsidiaries, net	621	(1,474)
Loss from continuing operations before income taxes	(343,239)	(38,557)
Income tax benefit (expense)	72,199	(48,092)
Loss from continuing operations	(271,040)	(86,649)
(Loss) income from discontinued operations, including tax (expense) benefit of $(51,081) and $24,070, respectively	(169,768)	30,986
Loss on sales of discontinued operations, including tax expense of $52,712 and $3,591, respectively	(343,622)	(41,131)
Net loss	(784,430)	(96,794)
Net (income) loss attributable to noncontrolling interests	(12)	1,568
Net loss attributable to Laureate Education, Inc.	$(784,442)	$(95,226)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(1.29)	$(0.39)
Loss from discontinued operations	(2.44)	(0.04)
Basic and diluted loss per share	$(3.73)	$(0.43)

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the nine months ended September 30,	2020	2019
	(Unaudited)	(Unaudited)
Revenues	$739,698	$860,224
Costs and expenses:
Direct costs	614,125	706,817
General and administrative expenses	140,812	174,458
Loss on impairment of assets	350,939	248
Operating loss	(366,178)	(21,299)
Interest income	1,594	2,594
Interest expense	(75,698)	(101,548)
Loss on debt extinguishment	—	(22,059)
(Loss) gain on derivatives	(626)	9,166
Other income, net	814	9,090
Foreign currency exchange gain, net	71,074	7,601
Loss on disposal of subsidiaries, net	(1,178)	(1,474)
Loss from continuing operations before income taxes and equity in net income of affiliates	(370,198)	(117,929)
Income tax benefit (expense)	293,514	(93,966)
Equity in net income of affiliates, net of tax	181	219
Loss from continuing operations	(76,503)	(211,676)
(Loss) income from discontinued operations, net of tax (expense) benefit of $(48,214) and $17,364, respectively	(557,951)	240,373
(Loss) gain on sales of discontinued operations, including tax (expense) benefit of $(47,353) and $31,153, respectively	(363,288)	848,390
Net (loss) income	(997,742)	877,087
Net loss attributable to noncontrolling interests	5,092	522
Net (loss) income attributable to Laureate Education, Inc.	$(992,650)	$877,609

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.36)	$(0.94)
(Loss) income from discontinued operations	(4.36)	4.85
Basic and diluted (loss) earnings per share	$(4.72)	$3.91

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended September 30,	2020	2019
	(Unaudited)	(Unaudited)
Net loss	$(784,430)	$(96,794)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	326,342	(82,580)
Unrealized gain on derivative instruments, net of tax of $0	—	4,531
Total other comprehensive income (loss)	326,342	(78,049)
Comprehensive loss	(458,088)	(174,843)
Net comprehensive loss attributable to noncontrolling interests	62	2,078
Comprehensive loss attributable to Laureate Education, Inc.	$(458,026)	$(172,765)

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the nine months ended September 30,	2020	2019
	(Unaudited)	(Unaudited)
Net (loss) income	$(997,742)	$877,087
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	10,260	(22,841)
Unrealized loss on derivative instruments, net of tax of $0	—	(3,419)
Minimum pension liability adjustment, net of tax of $0	(932)	—
Total other comprehensive income (loss)	9,328	(26,260)
Comprehensive (loss) income	(988,414)	850,827
Net comprehensive loss attributable to noncontrolling interests	4,475	1,089
Comprehensive (loss) income attributable to Laureate Education, Inc.	$(983,939)	$851,916

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	September 30, 2020	December 31, 2019
Assets	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$716,799	$61,576
Restricted cash	30,857	36,241
Receivables:
Accounts and notes receivable	136,240	123,132
Other receivables	48,945	12,394
Allowance for doubtful accounts	(73,292)	(60,465)
Receivables, net	111,893	75,061
Income tax receivable	89,326	6,833
Prepaid expenses and other current assets	21,182	29,811
Current assets held for sale	510,397	706,544
Total current assets	1,480,454	916,066
Notes receivable, net	1,430	353
Property and equipment:
Land	122,260	135,813
Buildings	325,863	351,232
Furniture, equipment and software	452,893	494,713
Leasehold improvements	110,337	124,429
Construction in-progress	11,394	33,719
Accumulated depreciation and amortization	(475,684)	(499,276)
Property and equipment, net	547,063	640,630
Operating lease right-of-use assets, net	444,679	521,764
Land use rights, net	1,379	1,628
Goodwill	518,332	606,483
Tradenames	221,143	562,137
Deferred costs, net	19,013	24,704
Deferred income taxes	295,942	49,422
Other assets	47,411	72,251
Long-term assets held for sale	1,598,303	3,100,985
Total assets	$5,175,149	$6,496,423

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	September 30, 2020	December 31, 2019
Liabilities and stockholders' equity	(Unaudited)	(Unaudited)
Current liabilities:
Accounts payable	$35,416	$63,427
Accrued expenses	106,931	103,591
Accrued compensation and benefits	60,060	100,688
Deferred revenue and student deposits	62,612	54,849
Current portion of operating leases	42,919	42,039
Current portion of long-term debt and finance leases	88,885	48,139
Current portion of due to shareholders of acquired companies	—	1,109
Income taxes payable	26,205	14,737
Other current liabilities	16,365	14,050
Current liabilities held for sale	594,399	602,426
Total current liabilities	1,033,792	1,045,055
Long-term operating leases, less current portion	452,111	516,979
Long-term debt and finance leases, less current portion	1,307,849	1,103,302
Deferred compensation	11,527	12,744
Income taxes payable	31,287	47,767
Deferred income taxes	105,737	75,115
Other long-term liabilities	31,064	31,300
Long-term liabilities held for sale	375,488	847,715
Total liabilities	3,348,855	3,679,977
Redeemable noncontrolling interests and equity	1,714	12,295
Stockholders' equity:
Preferred stock, par value $0.001 per share – 49,889 shares authorized as of September 30, 2020 and December 31, 2019, respectively, no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Class A common stock, par value $0.004 per share – 700,000 shares authorized, 136,897 shares issued and 119,270 shares outstanding as of September 30, 2020 and 135,583 shares issued and 119,575 shares outstanding as of December 31, 2019	547	542
Class B common stock, par value $0.004 per share – 175,000 shares authorized, 90,813 shares issued and outstanding as of September 30, 2020 and 90,831 shares issued and outstanding as of December 31, 2019	363	363
Additional paid-in capital	3,758,008	3,724,636
(Accumulated deficit) retained earnings	(556,141)	436,509
Accumulated other comprehensive loss	(1,065,270)	(1,073,981)
Treasury stock at cost (17,627 shares held at September 30, 2020 and 16,008 shares held at December 31, 2019)	(300,309)	(271,106)
Total Laureate Education, Inc. stockholders' equity	1,837,198	2,816,963
Noncontrolling interests	(12,618)	(12,812)
Total stockholders' equity	1,824,580	2,804,151
Total liabilities and stockholders' equity	$5,175,149	$6,496,423

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the nine months ended September 30,	2020	2019
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net (loss) income	$(997,742)	$877,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,117	146,284
Amortization of operating lease right-of-use assets	68,229	95,566
Loss on impairment of assets	990,258	25,470
Loss (gain) on sales of subsidiaries and disposal of property and equipment, net	317,224	(814,202)
Loss (gain) on derivative instruments	626	(8,260)
Payments for settlement of derivative contracts	(626)	(8,233)
Loss on debt extinguishment	—	26,901
Non-cash interest expense	14,075	3,386
Interest paid on deferred purchase price for acquisitions	(3,969)	—
Non-cash share-based compensation expense	10,277	9,581
Bad debt expense	97,662	80,957
Deferred income taxes	(264,381)	(3,107)
Unrealized foreign currency exchange (gain) loss	(15,355)	8,434
Non-cash loss from non-income tax contingencies	3,375	5,196
Other, net	1,917	(6,849)
Changes in operating assets and liabilities:
Receivables	(325,106)	(273,830)
Prepaid expenses and other assets	(47,616)	(56,726)
Accounts payable and accrued expenses	(50,545)	(14,102)
Income tax receivable/payable, net	(56,875)	(39,734)
Deferred revenue and other liabilities	364,210	258,449
Net cash provided by operating activities	221,755	312,268
Cash flows from investing activities
Purchase of property and equipment	(62,347)	(102,147)
Expenditures for deferred costs	(11,955)	(12,086)
Receipts from sales of discontinued operations, net of cash sold, and property and equipment	40,148	1,141,695
Settlement of derivatives related to sale of discontinued operations and net investment hedge	—	12,866
Business acquisitions, net of cash acquired	—	(1,205)
(Payments to) receipts from related parties	(3)	84
Proceeds from sale of investment	—	11,473
Net cash (used in) provided by investing activities	(34,157)	1,050,680
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	566,726	724,074
Payments on long-term debt	(298,664)	(2,189,779)
Payments of deferred purchase price for acquisitions	(5,680)	(19,787)
Payments to purchase noncontrolling interests	—	(5,761)
Proceeds from exercise of stock options	26,697	1,714
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(1,150)	(1,509)
Payments to repurchase common stock	(29,203)	(87,921)
Payments of debt issuance costs	(726)	(6,557)
Distributions to noncontrolling interest holders	(609)	(2,032)
Net cash provided by (used in) financing activities	257,391	(1,587,558)
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	(13,448)	(2,961)
Change in cash included in current assets held for sale	218,298	230,208
Net change in Cash and cash equivalents and Restricted cash	649,839	2,637
Cash and cash equivalents and Restricted cash at beginning of period	97,817	125,617
Cash and cash equivalents and Restricted cash at end of period	$747,656	$128,254

The accompanying notes are an integral part of these consolidated financial statements.

Laureate Education, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands)
Note 1. Description of Business

Laureate Education, Inc. and subsidiaries (hereinafter Laureate, we, us, our, or the Company) provide higher education programs and services to students through licensed universities and higher education institutions (institutions). Laureate's programs are provided through institutions that are campus-based and internet-based, or through electronically distributed educational programs (online). In response to the COVID-19 pandemic, we have temporarily transitioned the educational delivery method at all of our campus-based institutions to be online and are leveraging our existing technologies and learning platforms to serve students outside of the traditional classroom setting.

We are domiciled in Delaware as a public benefit corporation, a demonstration of our long-term commitment to our mission to benefit our students and society. The Company completed its initial public offering (IPO) on February 6, 2017 and its shares are listed on the Nasdaq Global Select Market under the symbol “LAUR.”

Discontinued Operations

In 2017 and 2018, the Company announced the divestiture of certain subsidiaries located in Europe, Asia and Central America, which were included in the Rest of World, Peru (formerly Andean), and Central America (formerly Central America & U.S. Campuses) segments. The goal of the divestitures was to create a more focused and simplified business model and generate proceeds to be used for further repayment of long-term debt. This represented a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, all of the divestitures that were part of this strategic shift, as well as the Company's operations in the Kingdom of Saudi Arabia that were managed under a contract that expired on August 31, 2019 and was not renewed, were accounted for as discontinued operations for all periods presented in accordance with Accounting Standards Codification (ASC) 205-20, “Discontinued Operations” (ASC 205).

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

As a result of these efforts to explore strategic alternatives, during the third quarter of 2020, the Company announced that it had completed a sale of its operations in Chile and had signed agreements to sell its operations in Brazil, Australia and New Zealand, as well as Walden University, its fully online higher education institution in the United States. The sale of Australia and New Zealand was subsequently completed on November 3, 2020. After completing these announced divestitures, the Company’s remaining principal markets will be Mexico and Peru. This also represented a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, Chile, Brazil, Australia and New Zealand, and Walden also have been accounted for as discontinued operations for all periods presented in accordance with ASC 205.

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

Note 2. Significant Accounting Policies

COVID-19

The outbreak of COVID-19 has caused domestic and global disruption in operations for institutions of higher education. The long-term effect to the Company of the COVID-19 pandemic depends on numerous factors, including, but not limited to, the effect on student enrollment, tuition pricing, and collections in future periods, which cannot be fully quantified at this time. As of September 30, 2020 and through the date of this Form 10-Q, the Company evaluated its accounting estimates that require consideration of forecasted financial information, based on current information reasonably available to us. The forecast also includes certain estimates and assumptions around macroeconomic conditions and the timing of campuses reopening. While this evaluation did not result in a material effect to the Company’s Consolidated Financial Statements as of and for the nine months ended September 30, 2020, future evaluations could result in a material effect, including potential impairments, depending on the eventual impact to the Company of the COVID-19 pandemic and its effect on student enrollment, tuition pricing, and collections in future periods.

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

The following table shows the components of Revenues by reportable segment plus the Corporate business unit, and as a percentage of total revenue for the three months ended September 30, 2020 and 2019:

	Mexico	Peru	Corporate(1)	Total
2020
Tuition and educational services	$141,897	$126,455	$—	$268,352	110%
Other	17,491	11,718	260	29,469	12%
Gross revenue	159,388	138,173	260	297,821	122%
Less: Discounts / waivers / scholarships	(43,439)	(10,859)	—	(54,298)	(22)%
Total	$115,949	$127,314	$260	$243,523	100%
2019
Tuition and educational services	$156,123	$125,006	$—	$281,129	102%
Other	27,540	14,392	672	42,604	15%
Gross revenue	183,663	139,398	672	323,733	117%
Less: Discounts / waivers / scholarships	(37,873)	(8,593)		(46,466)	(17)%
Total	$145,790	$130,805	$672	$277,267	100%

The following table shows the components of Revenues by reportable segment and as a percentage of total net revenue for the nine months ended September 30, 2020 and 2019:

	Mexico	Peru	Corporate(1)	Total
2020
Tuition and educational services	$442,470	$352,949	$—	$795,419	108%
Other	56,845	29,456	3,264	89,565	12%
Gross revenue	499,315	382,405	3,264	884,984	120%
Less: Discounts / waivers / scholarships	(114,294)	(30,992)	—	(145,286)	(20)%
Total	$385,021	$351,413	$3,264	$739,698	100%
2019
Tuition and educational services	$499,013	$377,235	$—	$876,248	102%
Other	75,202	38,791	4,460	118,453	14%
Gross revenue	574,215	416,026	4,460	994,701	116%
Less: Discounts / waivers / scholarships	(109,506)	(24,971)	—	(134,477)	(16)%
Total	$464,709	$391,055	$4,460	$860,224	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $136,240 and $123,132 as of September 30, 2020 and December 31, 2019, respectively. The increase in the contract assets balance at September 30, 2020 compared to December 31, 2019 was primarily driven by our enrollment cycles. The first and third calendar quarters generally coincide with the primary and secondary intakes for our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $62,612 and $54,849 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively. The increase in the contract liability balance during the period ended September 30, 2020 was the result of semester billings and cash payments received in advance of satisfying performance obligations, offset by revenue recognized during that period. Revenue recognized for the nine months ended September 30, 2020 that was included in the contract liability balance at the beginning of the year was approximately $43,600.

Note 4. Discontinued Operations and Assets Held for Sale

As discussed in Note 1, Description of Business, the Company’s remaining principal markets are Mexico and Peru (the Continuing Operations). All other remaining markets are being divested (the Discontinued Operations). As described in Note 5, Dispositions, a number of sale transactions closed during 2019 and 2020. The assets and liabilities of the Discontinued Operations, which are subject to finalization, have been classified as held for sale as of September 30, 2020 and December 31, 2019, in accordance with ASC 205. The assets and liabilities are recorded at the lower of their carrying values or their estimated “fair values less costs to sell.”

Summarized operating results and cash flows of the Discontinued Operations are presented in the following tables:

For the three months ended September 30,	2020	2019
Revenues	$459,442	$561,748
Costs and expenses:
Depreciation and amortization	13,656	28,523
Share-based compensation expense	1,045	334
Loss on impairment of assets	208,040	25,000
Other direct costs	340,657	468,573
Operating (loss) income	(103,956)	39,318
Other non-operating loss	(14,731)	(32,402)
Pretax (loss) income of discontinued operations	(118,687)	6,916
Income tax (expense) benefit	(51,081)	24,070
(Loss) income from discontinued operations, net of tax	$(169,768)	$30,986

For the nine months ended September 30,	2020	2019
Revenues	$1,342,298	$1,952,952
Costs and expenses:
Depreciation and amortization	60,168	84,666
Share-based compensation expense	2,378	2,044
Loss on impairment of assets	639,319	25,222
Other direct costs	1,070,363	1,572,733
Operating (loss) income	(429,930)	268,287
Other non-operating loss	(79,807)	(45,278)
Pretax (loss) income of discontinued operations	(509,737)	223,009
Income tax (expense) benefit	(48,214)	17,364
(Loss) income from discontinued operations, net of tax	$(557,951)	$240,373

Operating cash flows of discontinued operations	$248,972	$313,647
Investing cash flows of discontinued operations	$(40,578)	$(69,653)
Financing cash flows of discontinued operations	$8,725	$(68,824)

Loss on Impairment of Assets

Chile Impairment

As described in Note 1, Description of Business, the Company is exploring strategic alternatives for each of its businesses and, as part of that process, the Company is evaluating all potential options for its remaining businesses, including sales, spin-offs or business combinations. During the second quarter of 2020, the Company received and considered information regarding the market valuation for control of its Chilean operations, which was both a reporting unit and an asset group. In a divestiture scenario, this market feedback revealed the range of values that could be expected to be offered by potential investors, and this range of values was lower than carrying value. The reasons for this included uncertainties that market participants had around operating higher education institutions in Chile related to the challenging political and regulatory environment and the possibility that a new Chilean constitution could become effective as early as the summer of 2022. These uncertainties particularly affected the views of market participants (as well as the views of the Company) about operating a not-for-profit education institution in Chile.

After assessing these factors, the Company concluded that it was more likely than not that the fair value of its Chile reporting unit was less than its carrying value. Accordingly, the Company performed an impairment test of the long-lived assets that were part of the Chile reporting unit. Because Chile had not yet met the held-for-sale criteria as of June 30, 2020, the long-lived assets other than goodwill were evaluated for impairment under the held-and-used model, based on the probability-weighted cash flows expected to be generated by the asset group. Goodwill was also evaluated for impairment. The projections used in the impairment testing included key assumptions around the effect of regulatory uncertainties on the future cash flows expected to be generated, reducing the estimates of those cash flows. In addition, the projections incorporated assumptions around growth rates, tax rates and discount rates. The inputs used were not observable to active markets and were therefore deemed “Level 3” inputs in the fair value hierarchy. As a result of the impairment test, the Company determined that the carrying value of the Chile asset group exceeded its fair value by approximately $418,000 and recorded an impairment charge in that amount during the second quarter of 2020, as follows:

Tradenames	$90,700
Land	20,900
Buildings	59,700
Other long-lived assets	36,500
Operating lease right-of-use assets, net	62,500
Goodwill	147,700
Total Chile impairment	$418,000

In addition, at the time of the sale, the Company had recorded within stockholders’ equity, as a component of accumulated other comprehensive income, approximately $293,000 of accumulated foreign currency translation losses associated with the Chilean operations that were sold. As discussed further in Note 5, Dispositions, the Company completed the divestiture of its Chilean operations during the third quarter of 2020 and, as a result, these accumulated foreign currency translation losses were recognized as part of the loss on sale.

Honduras Impairment

During the second quarter of 2020, the Company recorded an impairment charge of approximately $10,000 related to long-lived assets of its institution in Honduras in order to write down the carrying value of those assets to their estimated fair value at that time. During the third quarter of 2020, the Company recorded an additional impairment charge of approximately $10,000 related to the long-lived assets of its Honduras institution, in order to write down the carrying value of those assets to their estimated fair value based on the sale agreement for the institution that was signed in October 2020, as discussed further below and in Note 19, Subsequent Events.

Brazil Impairment

As discussed further below, during the third quarter of 2020, the Company signed an agreement to sell its Brazil operations and, as a result, Brazil was classified as a Discontinued Operation for all periods presented. In connection with this decision to sell Brazil, the Company recorded a goodwill impairment charge of approximately $190,000 in order to write down the carrying value of Brazil to its estimated ‘fair value less costs to sell’, as required by ASC 360-10. The estimated fair value was based on an offer received from a market participant. Because the held-for-sale criteria were met during the third quarter, the carrying value used to evaluate the Brazil business for impairment included the accumulated foreign currency translation losses associated with Brazil, resulting in the impairment.

The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are presented in the following tables:

	September 30, 2020	December 31, 2019
Assets of Discontinued Operations
Cash and cash equivalents	$113,016	$333,455
Receivables, net	152,557	209,704
Property and equipment, net	243,030	741,119
Goodwill	648,018	1,003,765
Tradenames	438,477	665,207
Operating lease right-of-use assets, net	169,991	399,345
Other assets	336,484	446,458
Subtotal: assets of Discontinued Operations	$2,101,573	$3,799,053

Other assets classified as held for sale
Property and equipment, net	7,127	8,476
Total assets held for sale	$2,108,700	$3,807,529

	September 30, 2020	December 31, 2019
Liabilities of Discontinued Operations
Deferred revenue and student deposits	$203,865	$176,255
Operating leases, including current portion	185,473	388,202
Long-term debt, seller notes and finance leases, including current portion	180,112	304,355
Other liabilities	400,437	581,329
Total liabilities held for sale	$969,887	$1,450,141

Australia and New Zealand Operations

On July 29, 2020, LEI AMEA Investments B.V., a Netherlands private limited liability company (the ANZ Seller), an indirect, wholly owned subsidiary of the Company, and the Company, solely as guarantor of certain of the ANZ Seller’s obligations thereunder, entered into a Sale and Purchase Agreement (the ANZ Purchase Agreement) with SEI Newco Inc., a Delaware corporation (the ANZ Purchaser), and Strategic Education, Inc., a Maryland corporation (the ANZ Purchaser’s Guarantor).

Pursuant to the ANZ Purchase Agreement, the ANZ Seller has agreed to sell to the ANZ Purchaser all of the issued and outstanding shares in the capital of (i) LEI Higher Education Holdings Pty Ltd, an Australian private company and the direct owner of Torrens University Australia, (ii) LEI Australia Holdings Pty Ltd, an Australian private company and the indirect owner of Think Education, (iii) LESA Education Services Holdings Pty Ltd, an Australian private company, and (iv) LEI New Zealand, a New Zealand company and the indirect owner of Media Design School (collectively, the ANZ Target Companies). The ANZ Purchaser’s Guarantor will guarantee the obligations of the ANZ Purchaser.

The purchase price was $642,700, subject to certain closing adjustments based on the aggregate working capital and indebtedness of the ANZ Target Companies and their subsidiaries and the forecasted performance of the ANZ Target Companies and their subsidiaries. The closing of the transaction occurred on November 3, 2020, following completion of the required regulatory approvals and other customary closing conditions.

Brazil Operations

On September 11, 2020, Laureate and Rede Internacional de Universidades Laureate Ltda., a Brazilian limited liability company and an indirect wholly owned subsidiary of Laureate (Rede), entered into a transaction agreement (the Brazil Sale Agreement) with Ser Educacional S.A., a Brazilian publicly held company (SER), and, solely for the purposes of certain provisions thereof, José Janguiê Bezerra Diniz and certain of his family members.

Pursuant to the Brazil Sale Agreement, Laureate agreed to sell to SER all of the issued and outstanding equity interests of Rede, the direct or indirect owner of Laureate’s Brazilian operations, in exchange for 1,700,000 Brazilian Reals (or approximately $318,700 at the time of signing) in cash, subject to certain adjustments, and 101,138,369 newly issued shares of SER’s common stock (the Stock Consideration). Immediately following the closing of the transaction (the Brazil Closing), Laureate would own approximately 44% of SER’s outstanding common stock, unless SER were to issue additional common stock prior to the Brazil Closing to the extent permitted under the Brazil Sale Agreement. The transaction value is approximately 3,862,000 Brazilian Reals (or approximately $724,000 at the exchange rate and share value at the time of signing), including the assumption of indebtedness, net of cash (which, at the time of signing, was approximately $124,900). The closing of this transaction was targeted to occur toward the end of 2021 and was subject to certain specified closing conditions, including receipt of regulatory approval, receipt of required approvals by SER’s shareholders, establishment of a facility to issue American Depositary Shares (ADSs), the listing of the ADSs on a U.S. securities exchange, the effectiveness of registration statements to register the issuance of the Stock Consideration and other matters under U.S. federal securities laws and other customary closing conditions.

Under the terms of the Brazil Sale Agreement, during the period from September 11, 2020 and continuing until 12:01 A.M. (New York time) on October 13, 2020 (the Go-Shop Period), the Company had the right to solicit and engage in discussions with respect to a competing proposal for the acquisition of its Brazilian operations from third parties. Prior to the expiration of the Go-Shop Period, Laureate received a competing proposal from Ânima Holding S.A. (Anima), which on October 12, 2020, Laureate’s Board of Directors determined constituted a Superior Proposal as defined in the transaction agreement. On October 13, 2020, Laureate notified SER of the Superior Proposal, and SER had the right, for a period of five business days, to match Anima’s proposal. On October 20, 2020, instead of submitting a matching proposal before the expiration of the match period, SER informed the Company that it had obtained a partial and temporary injunction solely with respect to termination of the Brazil Sale Agreement and without a ruling on the merits of the superior proposal.

On November 2, 2020, the Company announced that it had entered into a definitive agreement with Anima for the sale of its Brazilian operations. Net of the termination fee payable to SER to be borne by Anima, the transaction value is approximately 4,400,000 Brazilian Reals (approximately $765,000 at the exchange rate at the time of signing), including 3,800,000 Brazilian Reals (approximately $660,700 at the exchange rate at the time of signing) in cash consideration, which is subject to certain adjustments, and the assumption of net indebtedness. Under the agreement with Anima, the Company will be entitled to receive up to 203,000 Brazilian Reals (approximately $35,300 at the time of signing) in additional cash consideration if certain metrics are achieved following the closing.

The Company and SER have agreed to terminate their previously announced transaction agreement and settle all legal proceedings related to such agreement. SER and Anima have agreed that Anima will bear the 180,000 Brazilian Reals (approximately $31,300 at the exchange rate at the time of signing) termination fee that the Company owes Ser in connection with the termination of the transaction agreement. The transaction is targeted to close by the end of the second quarter of 2021.

Walden

On September 11, 2020, Laureate entered into a Membership Interest Purchase Agreement (the Walden Sale Agreement) with Adtalem Global Education Inc., a Delaware corporation (the Walden Purchaser). Pursuant to the Walden Sale Agreement, the Company has agreed to sell to the Walden Purchaser all of the issued and outstanding equity interest in Walden e-Learning, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company and its subsidiary, Walden University, LLC (Walden University), a Florida limited liability company and an indirect wholly owned subsidiary of the Company (together with Walden e-Learning, LLC, the Walden Group), in exchange for a purchase price of $1,480,000 in cash, subject to certain adjustments set forth in the Walden Sale Agreement.

The closing of this transaction is expected to occur toward the end of 2021 and is subject to customary closing conditions, including regulatory approval by the U.S. Department of Education and the Higher Learning Commission and required antitrust approvals. Under certain specified circumstances, the Walden Purchaser may be required to pay the Company a termination fee of $88,000, including if the Walden Purchaser terminates the Walden Sale Agreement as a result of the imposition by the U.S. Department of Education of certain specified restrictions, or if Laureate terminates the Walden Sale Agreement as a result of the Walden Purchaser’s failure to consummate the transaction upon satisfaction of the closing conditions.

Honduras

On October 13, 2020, the Company entered into a definitive agreement with Fundación Nasser, a not-for-profit foundation in Honduras, to transfer control of its operations in Honduras for total cash consideration of approximately $29,800, prior to closing costs. The buyer will also assume indebtedness which, as of September 30, 2020, was approximately $30,000. The transaction is subject to certain closing conditions, including regulatory approval, and is expected to be completed in the first half of 2021.

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

Pursuant to the Agreement, the Costa Rica Buyer purchased from Laureate International (i) all of the equity units of Education Holding Costa Rica, S.R.L., which owned, directly or indirectly, all of the equity units of Lusitania S.R.L., Universidad ULatina, S.R.L. (ULatina) and Universidad Americana UAM, S.R.L. (collectively, Laureate Costa Rica) and (ii) a note due from ULatina to Laureate International. Consideration for the transaction consisted of $15,000 paid at closing and up to $7,000 to be paid within the next two years if Laureate Costa Rica met certain performance metrics. One of the performance metrics was finalized during the second quarter of 2020 and did not result in any additional proceeds to the Company; the maximum additional proceeds that the Company could receive if the remaining performance metric is met is $5,000. The proceeds received, net of cash sold, transaction fees and a working capital adjustment that was completed during the second quarter of 2020, were approximately $1,800. Additionally, Laureate Costa Rica retained obligations to pay approximately $30,000 in finance lease indebtedness for which the Costa Rica Buyer has no recourse to Laureate International. During the third quarter of 2019, the Company recorded an impairment loss of approximately $25,000 on the long-lived assets at the Costa Rica institutions, in order to write down the carrying value of those assets to their estimated fair value, per ASC 360-10. Upon completion of the sale in January 2020 and after including the working capital adjustment, the Company recognized a pre-tax loss of approximately $18,600, which related to subsequent changes in net carrying values and is included in loss on sales of discontinued operations on the Consolidated Statement of Operations for the nine months ended September 30, 2020.

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

Sale of NewSchool of Architecture and Design, LLC (NSAD)

On March 6, 2020, the Company completed the sale of NSAD. Under the terms of the membership interests purchase agreement, Exeter Street Holdings, LLC, an indirect wholly owned subsidiary of the Company, sold 100% of the outstanding membership interests of NSAD to Ambow NSAD, Inc. and Ambow Education Holding, Ltd. (the NSAD Buyers) for a purchase price of one dollar, subject to certain adjustments. NSAD is a higher education institution located in California that offers undergraduate and graduate degrees and non-degree certificates in design and construction management. Under the terms of the agreement, the Company agreed to pay subsidies to the NSAD Buyers totaling approximately $7,300, of which all but $2,800 was settled at the closing date. The remaining subsidy of $2,800 is being paid to the NSAD Buyers ratably on a quarterly basis over the next four years. The Company recognized a pre-tax loss on the sale of approximately $5,900, which is included in loss on sales of discontinued operations on the Consolidated Statement of Operations for the nine months ended September 30, 2020.

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

Divestiture of Chilean Operations

On September 10, 2020, Laureate International and Laureate I, B.V., each a Netherlands private limited liability company (together, the LDES Sellers), and Servicios Regionales Universitarios LE, S.C., a Mexican company (sociedad civil) (together with the LDES Sellers, the Controlling Entities), all of which are indirect, wholly owned subsidiaries of the Company, entered into a Master Agreement (the Chile Agreement) with Fundación Educación y Cultura, a Chilean non-for-profit foundation (the Chile Buyer).

Pursuant to the Chile Agreement, as of September 11, 2020, Laureate completed the divestiture of its operations in Chile through the transfer of control of its not-for-profit institutions, Universidad Andrés Bello, Universidad de Las Américas and Universidad Viña del Mar, to the Chile Buyer, and the sale of its for-profit operations, which includes the sale of Instituto Profesional AIEP to Universidad Andrés Bello. The not-for-profit institutions were consolidated by Laureate under the variable interest entity model. The cash proceeds received at closing, prior to transaction fees, were approximately $195,300. In addition, the purchase price includes a note receivable of $21,500 that is payable one year from the date of divestiture. At the closing date, the Chilean operations had a cash balance (cash sold) of approximately $288,000 that was transferred to the Chile Buyer as part of the transaction.

This divestiture resulted in a pre-tax loss of approximately $344,500, which relates primarily to the accumulated foreign currency translation losses associated with the Chilean operations. The loss is recorded in loss on sales of discontinued operations in the Consolidated Statements of Operations for the three and nine months ended September 30, 2020. As discussed in Note 4, Discontinued Operations and Assets Held for Sale, during the second quarter of 2020, the Company recorded an impairment charge of approximately $418,000 related to the long-lived assets, indefinite-lived intangible assets and goodwill of the Chilean operations, in order to write down the carrying value of the Chilean operations assets to its estimated fair value.

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

Pursuant to the Malaysia Sale Agreement, the Malaysia Purchaser would purchase from the Malaysia Seller all of the issued and outstanding shares in the capital of Inti Education Holdings Sdn. Bhd., a Malaysia corporation (Inti Holdings), the Malaysia Seller’s Guarantor would guarantee certain obligations of the Malaysia Seller and the Malaysia Purchaser’s Guarantor would guarantee certain obligations of the Malaysia Purchaser. Inti Holdings was the indirect owner of INTI University and Colleges, a higher education institution with five campuses in Malaysia. In connection with the Malaysia Sale Agreement, the Malaysia Seller entered into a separate agreement with the current minority owner of the equity of Inti Holdings relating to the purchase by the Malaysia Seller of the minority owner’s 10.10% interest in Inti Holdings, the closing of which was a precondition to the closing of the transaction under the Malaysia Sale Agreement.

The sale of Inti Holdings was completed on September 29, 2020. The total purchase price, including the payment to the current minority owner, was $140,000. The closing of the transaction was subject to customary closing conditions, including approval by regulators in Malaysia. At the time of the signing of the Malaysia Sale Agreement in February 2020, the Malaysia Purchaser paid to the Malaysia Seller a cash deposit of $5,000, which the Company initially recorded as a liability pending the closing of the sale, and which was recognized as part of the gain on sale upon the closing of the transaction in September 2020. The cash proceeds received, prior to transaction fees and net of approximately $19,500 of cash sold, were approximately $116,300 and are included in Receipts from sales of discontinued operations, net of cash sold, and property and equipment within investing activities in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2020. In addition, the Malaysia Purchaser withheld $4,200 for taxes that the Company expects to receive during the fourth quarter of 2020. The payment to the minority owner for their 10.10% interest in Inti Holdings, which totaled approximately $13,700, was made in early October 2020. An additional $420, which represents the minority owner’s share of the taxes that were withheld as noted above, will be paid to the minority owner once received by the Company. The Company recognized a pre-tax gain on sale of approximately $45,200, which is included in the total gain/loss on sales of discontinued operations in the Consolidated Statements of Operations for the three and nine months ended September 30, 2020.

Divestiture of Turkey Operations: Receipt of Portion of Deferred Consideration

As previously disclosed, in August 2019, the Company completed the divestiture of its operations in Turkey. The total consideration included a deferred payment of $15,000 in the form of an instrument that was payable one year after closing. At the time of the divestiture, the Company determined that this deferred amount would be recognized if collected. In early October 2020, the Company received $8,436 of the deferred consideration. Accordingly, as of September 30, 2020, the Company recorded a receivable of $8,436, through a reduction to the loss on the sale of control of the Turkish operations. The outstanding amount is due in January 2021.

Note 6. Business and Geographic Segment Information

Laureate’s educational services are offered through six operating segments: Brazil, Mexico, Peru (formerly Andean), Central America, Rest of World and Online & Partnerships. Following the March 2020 sale of NSAD, Laureate’s last remaining U.S. campus-based institution, the Central America & U.S. Campuses segment is now called the Central America segment. Following the September 2020 sale of Chile, the former Andean segment is now called the Peru segment. Laureate determines its operating segments based on information utilized by the chief operating decision maker to allocate resources and assess performance.

Our campus-based segments generate revenues by providing an education that emphasizes profession-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings are increasingly utilizing online and hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. In response to the COVID-19 pandemic, we have temporarily transitioned the educational delivery method at all of our campus-based institutions to be online and are leveraging our existing technologies and learning platforms to serve students outside of the traditional classroom setting. Many of our largest campus-based operations are in developing markets which are experiencing a growing demand for higher education based on favorable demographics and increasing secondary completion rates, driving increases in participation rates and resulting in continued growth in the number of higher education students. Traditional higher education students (defined as 18-24 year olds) have historically been served by public universities, which have limited capacity and are often underfunded, resulting in an inability to meet the growing student demand and employer requirements. This supply and demand imbalance has created a market opportunity for private sector participants. Most students finance their own education. However, there are some government-sponsored student financing programs which are discussed below. These campus-based segments include Brazil, Mexico, Peru, Central America, and Rest of World. Specifics related to each of these campus-based segments and our Online & Partnerships segment are discussed below.

In Brazil, approximately 73% of post-secondary students are enrolled in private higher education institutions. While the federal government defines the national curricular guidelines, institutions are licensed to operate by city. Laureate owns 11 institutions in seven states throughout Brazil, with a particularly strong presence in the competitive São Paulo market. Most students finance their own education, while others rely on the government-sponsored programs such as Prouni and Fundo de Financiamento Estudantil (FIES). The entire Brazil segment is included in Discontinued Operations.

Public universities in Mexico enroll approximately two-thirds of students attending post-secondary education. However, many public institutions are faced with capacity constraints or the quality of the education is considered low. Laureate owns two institutions and is present throughout the country with a footprint of over 35 campuses. Each institution in Mexico has a national license. Students in our Mexican institutions typically finance their own education.

The Peru segment includes three institutions, where the public sector plays a significant role, but private universities are increasingly providing the capacity to meet growing demand.

The Central America segment includes an institution in Honduras, which is included in Discontinued Operations. Students in Central America typically finance their own education.

The Rest of World segment includes campus-based institutions in Asia Pacific with operations in Australia and New Zealand. Additionally, the Rest of World segment manages one institution in China through a joint venture arrangement. The entire Rest of World segment is included in Discontinued Operations.

The Online & Partnerships segment includes fully online institutions that offer profession-oriented degree programs in the United States through Walden University (Walden), a U.S.-based accredited institution, and through the University of Liverpool and the University of Roehampton in the United Kingdom. These online institutions primarily serve working adults with undergraduate and graduate degree program offerings. Students in the United States finance their education in a variety of ways, including Title IV programs. We no longer accept new enrollments at the University of Liverpool and the University of Roehampton, which are in a teach-out process. The entire Online & Partnerships segment is included in Discontinued Operations.

As discussed in Note 1, Description of Business, and Note 4, Discontinued Operations and Assets Held for Sale, several of our subsidiaries have met the requirements to be classified as discontinued operations. As a result, the operations of the Brazil, Central America, Rest of World and Online & Partnerships segments have been excluded from the segment information for all periods presented.

Intersegment transactions are accounted for in a similar manner as third-party transactions and are eliminated in consolidation. The Corporate amounts presented in the following tables include corporate charges that were not allocated to our reportable segments and adjustments to eliminate intersegment items.

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Gain (loss) on sale or disposal of subsidiaries, Foreign currency exchange gain, net, Other income, net, (Loss) gain on derivatives, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. EiP is an enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs) around the world, as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also includes other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure and certain non-recurring costs incurred in connection with the planned dispositions described in Note 4, Discontinued Operations and Assets Held for Sale, and the completed dispositions described in Note 5, Dispositions. Beginning in the third quarter of 2019, EiP also includes expenses associated with an enterprise-wide program aimed at revenue growth.

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

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Loss from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Mexico	$115,949	$145,790	$385,021	$464,709
Peru	127,314	130,805	351,413	391,055
Corporate	260	672	3,264	4,460
Revenues	$243,523	$277,267	$739,698	$860,224
Adjusted EBITDA of reportable segments
Mexico	$15,530	$23,064	$58,544	$80,476
Peru	56,474	45,232	128,975	133,783
Total Adjusted EBITDA of reportable segments	72,004	68,296	187,519	214,259
Reconciling items:
Corporate	(21,636)	(37,832)	(72,439)	(110,033)
Depreciation and amortization expense	(18,186)	(20,368)	(55,949)	(61,618)
Loss on impairment of assets	(323,398)	—	(350,939)	(248)
Share-based compensation expense	(2,627)	(1,244)	(7,899)	(7,537)
EiP expenses	(24,392)	(27,263)	(66,471)	(56,122)
Operating loss	(318,235)	(18,411)	(366,178)	(21,299)
Interest income	684	912	1,594	2,594
Interest expense	(24,703)	(28,318)	(75,698)	(101,548)
Loss on debt extinguishment	—	(200)	—	(22,059)
Gain (loss) on derivatives	—	283	(626)	9,166
Other income, net	1,301	992	814	9,090
Foreign currency (loss) gain, net	(2,907)	7,659	71,074	7,601
Gain (loss) on disposal of subsidiaries, net	621	(1,474)	(1,178)	(1,474)
Loss from continuing operations before income taxes and equity in net income of affiliates	$(343,239)	$(38,557)	$(370,198)	$(117,929)

	September 30, 2020	December 31, 2019
Assets
Mexico	$1,121,783	$1,315,377
Peru	716,745	643,473
Corporate and Discontinued Operations	3,336,621	4,537,573
Total assets	$5,175,149	$6,496,423

Note 7. Goodwill and Loss on Impairment of Assets

The change in the net carrying amount of Goodwill from December 31, 2019 through September 30, 2020 was composed of the following items:

	Mexico	Peru	Total
Balance at December 31, 2019	$525,256	$81,227	$606,483
Dispositions	—	—	—
Impairments	—	—	—
Currency translation adjustments	(81,862)	(6,289)	(88,151)
Balance at September 30, 2020	$443,394	$74,938	$518,332

Impairment of Laureate Tradename

During the third quarter of 2020, the Company recognized an impairment charge of $320,000 on the Laureate tradename, an intangible asset. As described in Note 1, Description of Business, the Company had previously announced that it would explore strategic alternatives for each of its businesses and, during the third quarter, the Company announced that it had completed a sale of its operations in Chile and that it had signed agreements to sell its operations in Brazil, Australia and New Zealand, as well as Walden University. Because of these events, the Company determined that the useful life of the Laureate tradename asset was no longer indefinite and, in accordance with ASC 350-30-35-17, the Company tested the asset for impairment. The Company estimated the fair value of the tradename asset using the relief-from-royalty method, based on the projected revenues for each business over the estimated period that each business would remain part of the Laureate network.

As a result of the impairment test, the Company concluded that the estimated fair value of the Laureate tradename was less than its carrying value by approximately $320,000 and recorded an impairment charge for that amount. The significant assumptions used in estimating the fair value included: (1) the revenue growth rates; (2) the discount rates; and (3) the estimated royalty rates. The inputs used were not observable to active markets and are therefore deemed “Level 3” inputs in the fair value hierarchy. The decrease in the fair value of the tradename was primarily caused by the shortened duration of the estimated future revenues. The remaining carrying value of the tradename asset of $82,000 will be amortized prospectively over five years, its estimated useful life. New events or changes in circumstances, such as the signing of additional sale agreements, may be indicators of impairment that would require the Company to perform additional impairment tests.

Impairment of Brazil E2G Software Assets

As part of a transformation initiative for the enrollment to graduation cycle (E2G) that started several years ago, the Company began developing a solution to standardize the information systems and processes in Brazil. During development, those costs that qualified for capitalization as internal-use software were classified within Construction in-progress on our Consolidated Balance Sheets. In addition, a portion of the Brazil E2G project costs were deemed to be implementation costs of a hosting arrangement and were capitalized within Other assets on our Consolidated Balance Sheets. These capitalized costs were recorded on our Brazil and Corporate segments, as most of the Brazil E2G expenditures were made by Corporate. During the second quarter of 2020, the Company determined that it was no longer probable that the Brazil E2G project would be completed and placed into service, and that the likelihood that a potential buyer of the Brazil business would utilize this system was low due to its cost and associated complexities. As stated in ASC 350-40-35-3, there is a presumption that uncompleted software has a fair value of $0. Accordingly, during the second quarter of 2020, the Company recorded an impairment charge to fully write off the Brazil E2G project assets. Approximately $23,800 of the impairment charge was related to assets recorded on the Corporate segment and is therefore included in Continuing Operations. The remaining portion of the impairment charge, approximately $3,300, related to assets recorded on the Brazil segment and is therefore included in Discontinued Operations.

Note 8. Debt

Outstanding long-term debt was as follows:

	September 30, 2020	December 31, 2019
Senior long-term debt:
Senior Secured Credit Facility (stated maturity date October 2024)	$409,147	$202,400
Senior Notes (stated maturity date May 2025)	800,000	800,000
Total senior long-term debt	1,209,147	1,002,400
Other debt:
Lines of credit	58,958	14,542
Notes payable and other debt	153,043	169,308
Total senior and other debt	1,421,148	1,186,250
Finance lease obligations and sale-leaseback financings	31,892	28,102
Total long-term debt and finance leases	1,453,040	1,214,352
Less: total unamortized deferred financing costs	56,306	62,911
Less: current portion of long-term debt and finance leases	88,885	48,139
Long-term debt and finance leases, less current portion	$1,307,849	$1,103,302

In March 2020, we fully drew down the $410,000 revolving credit facility under our Senior Secured Credit Facility, in order to increase our cash position and preserve financial flexibility in light of the COVID-19 pandemic.

Estimated Fair Value of Debt

The estimated fair value of our debt was determined using observable market prices as the majority of our securities, including the Senior Secured Credit Facility and the Senior Notes due 2025, are traded in a brokered market. The fair value of our remaining debt instruments approximates carrying value based on their terms. As of September 30, 2020 and December 31, 2019, our long-term debt was classified as Level 2 within the fair value hierarchy, based on the frequency and volume of trading in the brokered market. The estimated fair value of our debt was as follows:

	September 30, 2020		December 31, 2019
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Total senior and other debt	$1,421,148	$1,471,148	$1,186,250	$1,248,110

Certain Covenants

As of September 30, 2020, our senior long-term debt contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Third Amended and Restated Credit Agreement (the Third A&R Credit Agreement) provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, to exceed 3.50x as of December 31, 2019 and thereafter. The agreement also provides that if (i) the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, is not greater than 4.75x as of such date and (ii) less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of September 30, 2020, we were in compliance with the leverage ratio covenant. In addition, notes payable at some of our locations contain financial maintenance covenants. We are in compliance with these covenants.

Note 9. Leases

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

Note 10. Commitments and Contingencies

Loss Contingencies

Laureate is subject to legal actions arising in the ordinary course of its business. In management's opinion, we have adequate legal defenses, insurance coverage and/or accrued liabilities with respect to the eventuality of such actions. We do not believe that any settlement would have a material impact on our Consolidated Financial Statements.

Contingent Liabilities for Taxes

As of September 30, 2020 and December 31, 2019, Laureate has recorded cumulative liabilities totaling $35,038 and $44,595, respectively, for taxes other-than-income tax, principally payroll-tax-related uncertainties recorded at the time of an acquisition, of which $34,214 and $41,560, respectively, were classified as held for sale. The changes in this recorded liability are related to acquisitions, interest and penalty accruals, changes in tax laws, expirations of statutes of limitations, settlements and changes in foreign currency exchange rates. The terms of the statutes of limitations on these contingencies vary but can be up to 10 years. These liabilities were included in current and long-term liabilities on the Consolidated Balance Sheets. Changes in the recorded values of non-income tax contingencies impact operating income and interest expense, while changes in the related indemnification assets impact only operating income. The total decrease to operating income for adjustments to non-income tax contingencies and indemnification assets was $3,375 and $5,196, respectively, for the nine months ended September 30, 2020 and 2019.

In addition, as of September 30, 2020 and December 31, 2019, Laureate has recorded cumulative liabilities for income tax contingencies of $36,602 and $51,442, respectively, of which $11,746 and $21,429, respectively, were classified as held for sale. As of September 30, 2020 and December 31, 2019, indemnification assets primarily related to acquisition contingencies were $50,949 and $69,040, respectively, of which $37,536 and $46,284, respectively, were classified as held for sale. These indemnification assets primarily cover contingencies for income taxes and taxes other-than-income taxes. We have also recorded receivables, which are classified as held for sale, of approximately $16,000 and $19,000 as of September 30, 2020 and December 31, 2019, respectively, from the former owner of one of our Brazil institutions which is guaranteed by future rental payments to the former owner.

We have identified certain contingencies, primarily tax-related, that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In most cases, Laureate has received indemnifications from the former owners and/or noncontrolling interest holders of the acquired businesses for contingencies, and therefore, we do not believe we will sustain an economic loss even if we are required to pay these additional amounts. In cases where we are not indemnified, the unrecorded contingencies are not individually material and are primarily in Brazil, which is now classified in Discontinued Operations. In the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies in Brazil could be up to approximately $45,000 if the outcomes were unfavorable in all cases.

Other Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of September 30, 2020 and December 31, 2019, approximately $7,700 and $5,800, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets. In addition, as of September 30, 2020 and December 31, 2019, approximately $20,900 and $26,300, respectively, of loss contingencies were classified as held for sale.

Material Guarantees

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

Standby Letters of Credit, Surety Bonds and Other Commitments

As of September 30, 2020 and December 31, 2019, Laureate's outstanding letters of credit (LOCs) and surety bonds primarily consisted of the items discussed below.

As of September 30, 2020 and December 31, 2019, we had approximately $125,800 and $127,300, respectively, posted as LOCs in favor of the DOE. These LOCs were required to allow Walden and NSAD, until it was sold in March 2020, to continue participating in the DOE Title IV program. These LOCs are recorded almost entirely on Walden and are fully collateralized with cash equivalents and certificates of deposit. Because Walden is classified as a Discontinued Operation, these balances are recorded as current assets held for sale on our September 30, 2020 and December 31, 2019 Consolidated Balance Sheets.

As of September 30, 2020 and December 31, 2019, we had EUR 9,443 (approximately $11,000 at September 30, 2020) and EUR 5,036 (approximately $5,500 at December 31, 2019), respectively, posted as cash collateral for LOCs related to the

Spanish tax audits. This was recorded in Continuing Operations and classified as Restricted cash on our September 30, 2020 and December 31, 2019 Consolidated Balance Sheets. The cash collateral is related to final assessments issued by the Spanish Taxing Authority (STA) in October 2018 and January 2020 to Iniciativas Culturales de España, S.L. (ICE). In addition, on March 11, 2020, ICE received a preliminary assessment of approximately EUR 21,600 (approximately $25,100 at September 30, 2020), related to the STA’s extension of their audit to review withholding taxes on income earned by nonresidents. This assessment is not final, and ICE intends to challenge the assessment before the STA. ICE was formerly our Spanish holding company; during the second quarter of 2020, ICE was migrated to the Netherlands and its name was changed to Laureate Netherlands Holding B.V.

As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of September 30, 2020 and December 31, 2019, the total face amount of these surety bonds was $17,360 and $25,582, respectively. In June 2020, a state bond in the amount of approximately $9,000 was deemed unnecessary and was canceled. These bonds are fully collateralized with cash, which was classified as Restricted cash on our September 30, 2020 and December 31, 2019 Consolidated Balance Sheets.

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

Note 11. Share-based Compensation

Share-based compensation expense was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Continuing operations
Stock options, net of estimated forfeitures	$297	$581	$1,024	$2,411
Restricted stock awards	2,330	663	6,875	5,126
Total continuing operations	$2,627	$1,244	$7,899	$7,537

Discontinued operations
Share-based compensation expense for discontinued operations	1,045	334	2,378	2,044
Total continuing and discontinued operations	$3,672	$1,578	$10,277	$9,581

Note 12. Stockholders’ Equity

The components of net changes in stockholders’ equity for the fiscal quarters of 2020 are as follows:

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss) income	Treasury stock at cost	Non-controlling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	119,575	$542	90,831	$363	$3,724,636	$436,509	$(1,073,981)	$(271,106)	$(12,812)	$2,804,151
Non-cash stock compensation	—	—	—	—	1,984	—	—	—	—	1,984
Conversion of Class B shares to Class A shares	18	—	(18)	—	—	—	—	—	—	—
Purchase of treasury stock at cost	(1,619)	—	—	—	—	—	—	(29,203)	—	(29,203)
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	1,101	4	—	—	25,610	—	—	—	—	25,614
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	(44)	—	—	—	—	(44)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	38	38
Net income	—	—	—	—	—	99,615	—	—	(1,299)	98,316
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(330,875)	—	759	(330,116)
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	(932)	—	—	(932)
Balance at March 31, 2020	119,075	$546	90,813	$363	$3,752,186	$536,124	$(1,405,788)	$(300,309)	$(13,314)	$2,569,808
Non-cash stock compensation	—	—	—	—	4,621	—	—	—	—	4,621
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	132	1	—	—	(33)	—	—	—	—	(32)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	3,471	3,471
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	201	—	—	—	—	201
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	(414)	(414)
Net loss	—	—	—	—	—	(307,823)	—	—	(3,805)	(311,628)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	14,102	—	(68)	14,034
Balance at June 30, 2020	119,207	$547	90,813	$363	$3,756,975	$228,301	$(1,391,686)	$(300,309)	$(14,130)	$2,280,061
Non-cash stock compensation	—	$—	—	$—	$3,672	$—	$—	$—	$—	$3,672
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	63	—	—	—	(35)	—	—	—	—	(35)
Change in noncontrolling interests	—	—	—	—	(2,610)	—	—	—	—	(2,610)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	6	—	—	—	—	6
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	1,574	1,574
Net loss	—	—	—	—	—	(784,442)	—	—	12	(784,430)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	326,416	—	(74)	326,342
Balance at September 30, 2020	119,270	$547	90,813	$363	$3,758,008	$(556,141)	$(1,065,270)	$(300,309)	$(12,618)	$1,824,580

The components of net changes in stockholders’ equity for the fiscal quarters of 2019 are as follows:

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income	Treasury stock at cost	Non-controlling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	107,450	$430	116,865	$467	$3,703,796	$(530,919)	$(1,112,695)	$—	$(10,133)	$2,050,946
Adoption of accounting standards	—	—	—	—	—	28,944	—	—	—	28,944
Balance at January 1, 2019	107,450	$430	116,865	$467	$3,703,796	$(501,975)	$(1,112,695)	$—	$(10,133)	$2,079,890
Non-cash stock compensation	—	—	—	—	3,149	—	—	—	—	3,149
Conversion of Class B shares to Class A shares	8	—	(8)	—	—	—	—	—	—	—
Vesting of restricted stock, net of shares withheld to satisfy tax withholding	325	1	—	—	(1,421)	—	—	—	—	(1,420)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(625)	(625)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	263	—	—	—	—	263
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	224	224
Net income	—	—	—	—	—	191,243	—	—	3,022	194,265
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	49,521	—	30	49,551
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	2,609	—	—	2,609
Balance at March 31, 2019	107,783	$431	116,857	$467	$3,705,787	$(310,732)	$(1,060,565)	$—	$(7,482)	$2,327,906
Non-cash stock compensation	—	—	—	—	4,854	—	—	—	—	4,854
Conversion of Class B shares to Class A shares	10,991	44	(10,991)	(44)	—	—	—	—	—	—
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	32	—	—	—	170	—	—	—	—	170
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(731)	(731)
Change in noncontrolling interests	—	—	—	—	(3,700)	—	—	—	—	(3,700)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	194	—	—	—	—	194
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	(855)	(855)
Net income	—	—	—	—	—	781,592	—	—	(1,976)	779,616
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	10,275	—	(87)	10,188
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	(10,559)	—	—	(10,559)
Balance at June 30, 2019	118,806	$475	105,866	$423	$3,707,305	$470,860	$(1,060,849)	$—	$(11,131)	$3,107,083
Non-cash stock compensation	—	—	—	—	1,578	—	—	—	—	1,578
Conversion of Class B shares to Class A shares	15,002	60	(15,002)	(60)	—	—	—	—	—	—
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	96	—	—	—	1,455	—	—	—	—	1,455
Purchases of treasury stock at cost	(6,150)	—	—	—	—	—	—	(104,849)	—	(104,849)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	(193)	—	—	—	—	(193)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	649	649
Net loss	—	—	—	—	—	(95,226)	—	—	(1,568)	(96,794)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(82,070)	—	(510)	(82,580)
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	4,531	—	—	4,531
Balance at September 30, 2019	127,754	$535	90,864	$363	$3,710,145	$375,634	$(1,138,388)	$(104,849)	$(12,560)	$2,830,880

Stock Repurchase Program

On August 8, 2019, the Company announced that its board of directors had authorized a stock repurchase program to acquire up to $150,000 of the Company’s Class A common stock. In early October 2019, the Company’s stock repurchases reached the authorized limit of $150,000. On October 14, 2019, the Company’s board of directors approved the increase of its existing authorization to repurchase shares of the Company’s Class A common stock by $150,000 for a total authorization (including the previously authorized repurchases) of up to $300,000 of the Company’s Class A common stock. The Company’s repurchases were made in a block trade, as well as on the open market at prevailing market prices and pursuant to a Rule 10b5-1 stock repurchase plan, in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). In January 2020, the Company repurchased 1,619 shares of its outstanding Class A common stock for a total purchase price of $29,203 and reached the total authorized limit of $300,000. As discussed in Note 19, Subsequent Events, the Company announced an additional stock repurchase program in November 2020.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI) in our Consolidated Balance Sheets includes the accumulated translation adjustments arising from translation of foreign subsidiaries’ financial statements, the unrealized gains on derivatives designated as cash flow hedges, and the accumulated net gains or losses that are not recognized as components of net periodic benefit cost for our minimum pension liability. The change in AOCI includes the removal of the cumulative translation adjustment related to subsidiaries that were sold during the period, which consisted primarily of the Chile balance of $293,000. The components of these balances were as follows:

	September 30, 2020			December 31, 2019
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation adjustment	$(1,075,008)	$943	$(1,074,065)	$(1,084,651)	$326	$(1,084,325)
Unrealized gain on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(678)	—	(678)	254	—	254
Accumulated other comprehensive loss	$(1,065,270)	$943	$(1,064,327)	$(1,073,981)	$326	$(1,073,655)

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

Laureate did not hold any derivatives as of September 30, 2020 and December 31, 2019.

Derivatives Designated as Hedging Instruments

Net Investment Hedge - Cross Currency Swaps

In December 2017, Laureate entered into two EUR-USD cross currency swaps (net investment hedges) to hedge the foreign currency exchange volatility on operations of our Euro functional currency subsidiaries and better match our cash flows with the currencies in which our debt obligations are denominated. Both swaps had an effective date of December 22, 2017 and a maturity date of November 2, 2020, and were designated at inception as effective net investment hedges. In April 2019, the Company terminated both EUR-USD cross currency swaps for a net settlement received of $7,679, which is included in Settlement of derivatives related to sale of discontinued operations and net investment hedge on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2019. The terms of the swaps specified that at maturity on the first swap, Laureate would deliver the notional amount of EUR 50,000 and receive USD $59,210 at an implied exchange rate of 1.1842 and at maturity on the second swap, Laureate would deliver the notional amount of EUR 50,000 and receive USD $59,360 at an implied exchange rate of 1.1872. Semiannually until maturity, Laureate was obligated to pay 5.63% and receive 8.25% on EUR 50,000 and USD $59,210, respectively, on the first swap and pay 5.6675% and receive 8.25% on EUR 50,000 and USD $59,360, respectively, on the second swap. The swaps were determined to be 100% effective; therefore, the amount of gain or loss recognized in income on the ineffective portion of derivative instruments designated as hedging instruments was $0. The accumulated gain recognized in AOCI will be deferred from earnings until the sale or liquidation of the hedged investee.

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

The table below shows the total recorded unrealized (loss) gain in Comprehensive income for the derivatives designated as hedging instruments. For the three months ended September 30, 2020 and 2019, there was no impact of derivative instruments, and for the nine months ended September 30, 2020 and 2019, the impact of these derivative instruments on Comprehensive income, Interest expense and AOCI was as follows:

	(Loss) Gain Recognized in Comprehensive Income (Effective Portion)		Income Statement Location	Gain Reclassified from AOCI to Income (Effective Portion)		Total Consolidated Interest Expense
	2020	2019		2020	2019	2020	2019
Cash flow hedge
Interest rate swaps	$—	$(11,818)	Interest expense	$—	$11,818
Net investment hedge
Cross currency swaps	—	3,868	N/A	—	—
Total	$—	$(7,950)		$—	$11,818	$(75,698)	$(101,548)

Derivatives Not Designated as Hedging Instruments

AUD to USD Foreign Currency Swaps

In March 2020, Laureate entered into an AUD to USD swap agreement with a maturity date of April 15, 2020, in connection with an intercompany funding transaction. The terms of the swap stated that on the maturity date, Laureate would deliver the notional amount of AUD 21,000 and receive USD $13,713 at a rate of exchange of 0.6530 USD per 1 AUD. On April 8, 2020, Laureate entered into a net settlement agreement for this swap to deliver USD $12,999 and receive the notional amount of AUD 21,000 at a rate of exchange of 0.6190 USD per 1 AUD. This net settlement was executed on April 15, 2020, which resulted in a realized gain and proceeds received of $714. This amount is included in Gain on derivatives on the Consolidated Statement of Operations for the nine months ended September 30, 2020, and is included in Payments for settlement of derivative contracts on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2020. This swap was not designated as a hedge for accounting purposes.

On April 8, 2020, Laureate entered into a new AUD to USD swap agreement with a notional amount of AUD 21,000. On the maturity date of June 15, 2020, Laureate delivered the notional amount and received USD $12,921 at a rate of exchange of 0.6153 USD per 1 AUD, resulting in a realized loss of $1,340. This amount is included in Gain on derivatives on the Consolidated Statements of Operations for the nine months ended September 30, 2020 and is included in Payments for settlement of derivative contracts on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2020. This swap was not designated as a hedge for accounting purposes.

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

CLP to Unidad de Fomento (UF) Cross Currency and Interest Rate Swaps
The cross currency and interest rate swap agreements are intended to provide a better correlation between our debt obligations and operating currencies. In 2010, one of our subsidiaries in Chile entered into four cross currency and interest rate swap agreements with an aggregate notional amount of approximately $31,000, and convert CLP-denominated, floating-rate debt to fixed-rate UF-denominated debt. The UF is a Chilean inflation-adjusted unit of account. One of the swaps was scheduled to mature on December 1, 2024, and the remaining three were scheduled to mature on July 1, 2025 (the CLP to UF cross currency and interest rate swaps); however, during the first quarter 2019, the Company elected to settle all four swaps for a net cash payment of approximately USD $8,200. In addition, at that time, Chile also elected to repay a portion of the principal balance outstanding for certain notes payable. This payment is included in Payments for settlement of derivative contracts on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2019. The CLP to UF cross currency and interest rate swaps were not designated as hedges for accounting purposes.

Components of the reported Gain (loss) on derivatives not designated as hedging instruments in the Consolidated Statements of Operations were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Cross currency and interest rate swaps
Unrealized gain	$—	$283	$—	$4,305
Realized (loss) gain	—	—	(626)	4,861
Gain (loss) on derivatives, net	$—	$283	$(626)	$9,166
Credit Risk and Credit-Risk-Related Contingent Features
Laureate’s derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation. The amount of our credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position. Laureate limits its credit risk by only entering into derivative transactions with highly rated major financial institutions. We have not entered into collateral agreements with our derivatives’ counterparties. As of September 30, 2020 and December 31, 2019, we did not hold any derivatives in a net gain position, and thus had no credit risk.

Laureate’s agreements with its derivative counterparties contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to a default on the indebtedness. As of September 30, 2020 and December 31, 2019, we did not hold any derivatives in a net loss position, and thus had no derivative obligations.

Note 14. Income Taxes

Laureate uses the liability method to account for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For interim purposes, we also apply ASC 740-270, “Income Taxes—Interim Reporting.”

Laureate's income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the three and nine months ended September 30, 2020 and 2019 were based on estimated full-year effective tax rates, after giving effect to significant items related specifically to the interim periods, including the mix of income for the period between higher-taxed and lower-taxed jurisdictions. Laureate has operations in multiple countries at various statutory tax rates or which are tax-exempt entities, and other operations that are loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss.

Laureate records interest and penalties related to uncertain tax positions as a component of Income tax expense. During the nine months ended September 30, 2020, Laureate recognized interest and penalties related to income taxes of $995. Laureate had $11,563 of accrued interest and penalties as of September 30, 2020. During the nine months ended September 30, 2020, Laureate derecognized $4,340 of previously accrued interest and penalties. Approximately $10,685 of unrecognized tax benefits, if recognized, will affect the effective income tax rate. It is reasonably possible that Laureate’s unrecognized tax benefits may decrease within the next 12 months by up to approximately $12,000 as a result of the lapse of statutes of limitations and as a result of the final settlement and resolution of outstanding tax matters in various jurisdictions.

As of January 1, 2020, the Company amended the partnership agreement of one of its subsidiaries that owned intellectual property, such that the subsidiary became subject to tax in the Netherlands. The result was a net discrete tax benefit of approximately $222,000 that represented the book-and-tax basis difference of the intellectual property, measured based on the intellectual property’s current fair value and applicable Dutch statutory tax rate. Determining the fair value of the intellectual property, which serves as the tax basis of the deferred tax asset, required management to make assumptions and estimates that are inherently uncertain. This net tax benefit decreased by $81,000 during the third quarter as compared to the first quarter of 2020 as a result of certain entities being reclassified as Discontinued Operations during the third quarter of 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a significant impact on Laureate’s consolidated financial statements for the three and nine months ended September 30, 2020. We continue to monitor any effects that may result from the CARES Act as well as any similar stimulus legislation enacted in other jurisdictions where Laureate has material operations.

In July 2020, the U.S. Treasury Department released final regulations addressing global intangible low-taxed income (GILTI). Among other changes, these regulations provide an election to exclude certain foreign income of foreign corporations from GILTI if such income is deemed high-taxed in a foreign jurisdiction. These elective provisions may be applied retroactively and accordingly require significant analysis of the potential financial statement impacts. During the third quarter of 2020, the Company recorded a discrete tax benefit of approximately $70,900 related to 2018 and 2019.

The Company assesses the realizability of deferred tax assets by examining all available evidence, both positive and negative. A valuation allowance is recorded if negative evidence outweighs positive evidence. A company’s three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable. Accounting guidance restricts the amount of reliance the Company can place on projected taxable income to support the recovery of the deferred tax assets. During the third quarter of 2020, valuation allowances were released at entities in Australia and the United States of approximately $19,200 and $12,200, respectively, due to the change from a three-year cumulative loss position to a three-year cumulative income position, as well as other positive factors including projections of future profitability.

Note 15. Earnings (Loss) Per Share

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
The following tables summarize the computations of basic and diluted earnings (loss) per share:

For the three months ended September 30,	2020	2019
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Loss from continuing operations	$(271,040)	$(86,649)
Net income attributable to noncontrolling interests	(7)	(12)
Loss from continuing operations attributable to Laureate Education, Inc.	(271,047)	(86,661)

Accretion of redemption value of redeemable noncontrolling interests and equity	6	(193)
Net loss from continuing operations for basic and diluted earnings (loss) per share	$(271,041)	$(86,854)

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
(Loss) income from discontinued operations, net of tax	$(169,768)	$30,986
Loss on sales of discontinued operations, net of tax	(343,622)	(41,131)
(Income) loss attributable to noncontrolling interests	(5)	1,580
Net loss from discontinued operations for basic and diluted earnings (loss) per share	$(513,395)	$(8,565)

Denominator used in basic and diluted earnings (loss) per common share:
Basic and diluted weighted average shares outstanding	210,033	224,193

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(1.29)	$(0.39)
Loss from discontinued operations	(2.44)	(0.04)
Basic and diluted loss per share	$(3.73)	$(0.43)

For the nine months ended September 30,	2020	2019
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Loss from continuing operations	$(76,503)	$(211,676)
Net loss (income) attributable to noncontrolling interests	27	(61)
Loss from continuing operations attributable to Laureate Education, Inc.	(76,476)	(211,737)

Accretion of redemption value of redeemable noncontrolling interests and equity	163	264
Net loss from continuing operations for basic and diluted earnings (loss) per share	$(76,313)	$(211,473)

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
(Loss) income from discontinued operations, net of tax	$(557,951)	$240,373
(Loss) gain on sales of discontinued operations, net of tax	(363,288)	848,390
Loss attributable to noncontrolling interests	5,065	583
Net (loss) income from discontinued operations for basic and diluted earnings (loss) per share	$(916,174)	$1,089,346

Denominator used in basic and diluted earnings (loss) per common share:
Basic and diluted weighted average shares outstanding	209,920	224,498

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.36)	$(0.94)
(Loss) income from discontinued operations	(4.36)	4.85
Basic and diluted (loss) earnings per share	$(4.72)	$3.91

The following table summarizes the number of stock options, shares of restricted stock and restricted stock units (RSUs) that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Stock options	3,838	8,650	4,205	8,956
Restricted stock and RSUs	727	733	732	854

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

Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations. Except as set forth below, there have been no material changes to the laws and regulations affecting our higher education institutions that are described in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Australian Regulation

Courses at our two post-secondary educational institutions in Australia continue to be delivered primarily online and are in compliance with all local regulations. In certain limited situations, dependent on state-by-state COVID-19 regulatory responses, plans to permit physical access to campuses and face-to-face course delivery are being implemented.

Brazilian Regulation

In response to the transition from face-to-face classes to online classes due to the COVID-19 pandemic, legislative assemblies in several Brazilian states have passed laws requiring schools to discount tuition. To date, with respect to the states in which we operate, only Rio de Janeiro, Bahia and Paraiba have passed such laws. However, because injunctions were granted to suspend the effects of such laws in Rio de Janeiro and Paraiba, we currently are applying the mandatory discount only to classes taken at our Bahia campuses. The constitutionality of the aforementioned laws is being questioned both in state courts and the Supreme Court.

As of August 2020, Provisional Presidential Act n. 934/2020 has been converted to Law n. 14,040. Accordingly, institutions remain authorized to substitute face-to-face classes with remote activities and adjust the academic calendar and degree anticipation for specific health undergraduate programs.

Government measures to resume face-to-face educational activities in Brazil are being implemented on a state-by-state and city-by-city basis. Laboratory and professional practice activities have resumed at the vast majority of our Brazilian campuses. Despite being authorized to gradually return to face-to-face classes in some locations, academic planners consider remote activities to be the most suitable option given the current circumstances.

Mexican Regulation

Administrative activities have resumed at all but two of our campuses. Face-to-face educational activities will not be permitted to resume at any campus until the region (municipality or state) in which it is located is assigned a green color code under the country’s color-coded sanitary alert system.

Peruvian Regulation

While Peru’s national sanitary emergency has been extended until November 30, 2020, effective September 1, 2020, Peru entered phase four of its economic reactivation plan. The government has announced that face-to-face classes may resume next year; however, the actual resumption of classes will depend upon COVID-19 infection rates at such time.

U.S. Regulation

Department of Education Rulemaking Activities

On August 24, 2020, the U.S. Department of Education (the DOE) issued final regulations making changes to regulations that impact distance education programs in particular. The final regulations provide new definitions for, among other terms, correspondence courses, distance education, and academic engagement. Walden University offers both course-based distance education programs and direct assessment distance education programs through its Tempo Learning offerings. Under these new regulations, it is possible that students eligible for Title IV federal student aid funds who are enrolled in Walden University’s Tempo Learning programs will receive their funds on a more regular disbursement pattern that is better aligned with their individualized progression. The final regulations have an effective date of July 1, 2021, but the DOE will allow institutions to opt for early implementation of portions of these regulations.

Department of Justice Voluntary Information Request for Walden University

Our institutions are subject to regulatory oversight and from time to time must respond to inquiries about their compliance with the various statutory requirements under which they operate. On September 14, 2020, Walden University (Walden) received a letter from the Civil Division of the United States Department of Justice (DOJ) indicating that the DOJ is examining whether Walden, in the operation of its Masters of Science in Nursing program (Nursing Program), may have violated the Federal False Claims Act by misrepresenting compliance with its program participation agreement with the U.S. Department of Education, which agreement covers Walden University’s participation in federal student financial aid programs under Title IV of the U.S. Higher Education Act. The letter invites Walden to provide information regarding a number of specific areas primarily related to the practicum component of its Nursing Program, but it makes no allegations of any misconduct or wrongdoing by Walden. While the Company is cooperating with the DOJ’s request to voluntarily provide information, it cannot predict the timing or outcome of this matter. Further, on October 12, 2020, Walden received notice from the Higher Learning Commission (HLC) of its intent to assign a public “Governmental Investigation” designation to Walden due to the DOJ inquiry. While the HLC has complete discretion in whether to issue such a public designation, Walden has requested that such a designation not be imposed, as there has been no governmental allegation of any misconduct or illegal acts. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. The disclosures, accruals or estimates, if any, resulting from the foregoing analysis are reviewed and adjusted to reflect the effect of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. At this time, the Company does not believe that this matter will have a material effect on the Company’s financial position, results of operations, or cash flows.

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

As of September 30, 2020 and December 31, 2019, Laureate did not hold any financial assets or liabilities that are measured at fair value on a recurring basis.

The changes in our Level 3 Derivative instruments measured at fair value on a recurring basis for the nine months ended September 30, 2020 were as follows:

Balance at December 31, 2019	$—
Loss included in earnings:
Realized loss, net	(626)
Settlements	626
Balance at September 30, 2020	$—

Laureate had no fair value measurements classified as Level 3 as of September 30, 2020.

Note 18. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the September 30, 2019 balance. The September 30, 2020 and September 30, 2019 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019	December 31, 2019
Cash and cash equivalents	$716,799	$93,153	$61,576
Restricted cash	30,857	35,101	36,241
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$747,656	$128,254	$97,817

Restricted cash includes cash equivalents held to collateralize standby letters of credit. In addition, Laureate may at times hold a United States deposit for a letter of credit in lieu of a surety bond, or otherwise have cash that is not immediately available for use in current operations. See also Note 10, Commitments and Contingencies.

Note 19. Subsequent Events

Agreement to Sell Honduras Operations

As discussed in Note 4, Discontinued Operations and Assets Held for Sale, on October 13, 2020, the Company entered into a definitive agreement with Fundación Nasser, a not-for-profit foundation in Honduras, to transfer control of its operations in Honduras for total cash consideration of approximately $29,800, prior to closing costs.

Asset Sale Offer to Purchase Up to $300 Million of Senior Notes

On October 13, 2020, the Company announced that it was commencing a cash tender offer (the Asset Sale Offer) to purchase up to $300,000 aggregate principal amount (the Offer Amount) of its 8.250% Senior Notes due 2025 (the Senior Notes), at a purchase price of 100% of the principal amount thereof plus accrued and unpaid interest to, but not including, the purchase date.

The Asset Sale Offer is being made pursuant to the indenture governing the Senior Notes (the Indenture) as a result of the Company’s sale of its operations in Chile and Malaysia. Those sales constituted Asset Sales, as defined in the Indenture. The source of funds is cash on hand from the proceeds of the Asset Sales.

The Asset Sale Offer will expire at 11:59 p.m., New York City time, on November 10, 2020, unless extended by the Company, in its sole discretion (the Expiration Time). If the aggregate principal amount of Senior Notes validly tendered (and not validly withdrawn) in the Asset Sale Offer exceeds the Offer Amount, only the Offer Amount will be accepted for purchase, and the Senior Notes will be purchased on a pro rata basis (with such adjustments as may be needed so that only Senior Notes in minimum amounts of $2,000 and integral multiples of $1,000 in excess thereof will be so purchased). Tenders of the Senior Notes must be made on or prior to the Expiration Time and may be validly withdrawn at any time on or prior to the Expiration Time.

In the event that the aggregate principal amount of tendered and accepted Senior Notes is less than the Offer Amount, any amount less than the Offer Amount not used for the purchase of Senior Notes pursuant to the Asset Sale Offer will be available for use in any manner permitted under the Indenture.

Stock Repurchase Program

Laureate’s board of directors has approved a new stock repurchase program to acquire up to $300,000 of the Company’s Class A common stock. The Company’s proposed repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s board of directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. The Company intends to finance the repurchases with free cash flow and excess cash and liquidity on-hand.

Completion of Sale of Australia and New Zealand

As discussed in Note 4, Discontinued Operations and Assets Held for Sale, on November 3, 2020, the Company completed the sale of Australia and New Zealand. At closing, the Company received proceeds of approximately $650,000, net of transaction costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q (this Form 10-Q) contains “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or similar expressions that concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results, and all statements we make relating to (i) our exploration of strategic alternatives and potential future plans, strategies or transactions that may be identified, explored or implemented as a result of such review process, (ii) our planned divestitures, the expected proceeds generated therefrom, the expected reduction in revenue resulting therefrom and any resulting litigation or dispute therewith, and (iii) the potential impact of the COVID-19 pandemic on our business or the global economy as a whole, are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, including, with respect to our exploration of strategic alternatives, risks and uncertainties as to the terms, timing, structure, benefits and costs of any divestiture or separation transaction and whether one will be consummated at all, and the impact of any divestiture or separation transaction on our remaining businesses. Accordingly, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q, are disclosed in “Item 1—Business,” and “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the 2019 Form 10-K), as updated by Part II, “Item 1A—Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. Some of the factors that we believe could affect our results include:
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

Overview

Our Business

We have built a portfolio of degree-granting higher education institutions, primarily focused in Latin America, with 335,600 students enrolled at our five institutions in two countries (Mexico and Peru) included in our continuing operations as of September 30, 2020. We believe the global higher education market presents an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for quality higher education around the world. Advanced education opportunities drive higher earnings potential, and we believe the projected growth in the middle-class population worldwide and limited government resources dedicated to higher education create substantial opportunities for high-quality private institutions to meet this growing and unmet demand. Our outcomes-driven strategy is focused on enabling students to prosper and thrive in the dynamic and evolving knowledge economy.

We have six operating segments as described below. We group our institutions by geography in: 1) Brazil; 2) Mexico; 3) Peru (formerly Andean); 4) Central America (formerly Central America & U.S. Campuses); and 5) Rest of World for reporting purposes. Our sixth segment, Online & Partnerships, includes fully online institutions that operate globally. As described further below, our Mexico and Peru operating segments are classified as Continuing Operations and the remaining operating segments are classified as Discontinued Operations.

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

The COVID-19 pandemic has affected the academic calendars at a number of our institutions, resulting in the deferral of revenue to the fourth quarter of 2020 that would otherwise have been recognized by September 30, 2020, if the academic calendars had not been changed. For the nine months ended September 30, 2020, revenue of approximately $15 million related to our Mexico operations was deferred to the fourth quarter of 2020, due to changes in the academic calendar, primarily as a result of the COVID-19 pandemic. During the third quarter of 2020, our Peru operations held rescheduled classes and recognized revenue that had previously been deferred as of June 30, 2020, due to academic calendar changes during the first half of 2020 that resulted from the COVID-19 pandemic.

Discontinued Operations

In 2017 and 2018, the Company announced the divestiture of certain subsidiaries located in Europe, Asia and Central America, which were included in the Rest of World, Peru (formerly Andean), and Central America (formerly Central America & U.S. Campuses) segments. The goal of the divestitures was to create a more focused and simplified business model and generate proceeds to be used for further repayment of long-term debt. This represented a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, all of the divestitures that were part of this strategic shift, as well as the Company's operations in the Kingdom of Saudi Arabia that were managed under a contract that expired on August 31, 2019 and was not renewed, were accounted for as discontinued operations for all periods presented in accordance with Accounting Standards Codification (ASC) 205-20, “Discontinued Operations” (ASC 205).

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

As a result of these efforts to explore strategic alternatives, during the third quarter of 2020, the Company announced that it had completed a sale of its operations in Chile and had signed agreements to sell its operations in Brazil, Australia and New Zealand, as well as Walden University, its fully online higher education institution in the United States. The sale of Australia and New Zealand was subsequently completed on November 3, 2020. After completing these announced divestitures, the Company’s remaining principal markets will be Mexico and Peru. This also represented a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, Chile, Brazil, Australia and New Zealand, and Walden also have been accounted for as discontinued operations for all periods presented in accordance with ASC 205.

Because our entire Brazil, Central America, Rest of World and Online & Partnerships operating segments are included in Discontinued Operations, they no longer meet the criteria for a reportable segment under ASC 280, “Segment Reporting,” and, therefore, are excluded from the segments information for all periods presented. In addition, the portions of the former Andean reportable segment (now called the Peru segment) that are included in Discontinued Operations, such as Chile, Spain and Portugal, have also been excluded from the segment information for all periods presented. Unless indicated otherwise, the information in the MD&A relates to continuing operations.

The Company began closing sale transactions in the first quarter of 2018. We have not yet completed the divestitures of Walden University or our subsidiaries in Honduras and Brazil. As noted above, during the third quarter of 2020, we signed agreements to sell Walden University and divest our operations in Brazil, Chile, and Australia and New Zealand. The divestitures of Chile and Australia and New Zealand were completed on September 11, 2020 and November 3, 2020, respectively. On October 13, 2020, we entered into an agreement to sell our operations in Honduras. See also Note 4, Discontinued Operations and Assets Held for Sale, Note 5, Dispositions, and Note 19, Subsequent Events, in our consolidated financial statements included elsewhere in this Form 10-Q.

If the Company determines that the estimated fair value of any business is less than its carrying value, the Company will be required to record an impairment charge that could be material. See Note 4, Discontinued Operations and Assets Held for Sale, in our consolidated financial statements included elsewhere in this Form 10-Q for discussion of the impairment charges that the Company recorded during 2020 for Chile, Honduras and Brazil.

While the Company explores these strategic alternatives for its remaining Continuing Operations, and until the held-for-sale criteria are met, the long-lived assets in these businesses continue to be classified as held and used and are evaluated for impairment under that model, based on the cash flows expected to be generated by the use of those asset groups in operations. Should the held-for-sale criteria be met, the long-lived assets will be recorded at the lower of their carrying value or fair value, less cost to sell. Because completing a sale, spin-off, or other transaction may be challenging due to the regulatory environment, market conditions and other factors, the values that may be realized from any potential transactions could be less than if these businesses remained held and used.

If the Company decides to sell any of its remaining businesses, the carrying value used to evaluate the business for potential impairment and to determine the gain or loss on sale will include any accumulated foreign currency translation (FX) losses associated with that business. In recent years, the U.S. dollar has strengthened against many international currencies, including the Brazilian Real and the Mexican Peso. As a result, the Company has significant FX losses recorded within stockholders’ equity, as a component of accumulated other comprehensive income. As of both September 30, 2020, and December 31, 2019, the Company’s consolidated FX loss totaled approximately $1.1 billion. Upon the sale of a business, any FX loss related to that business would be recognized as part of the gain or loss on sale. In addition, upon classification of a business as held-for-sale, the cumulative translation losses would be included as part of the carrying value of that business when evaluating it for potential impairment.

Presented in the table below are the Company’s businesses, by asset group/reporting unit, that carry the most significant FX losses.

Asset Group/ Reporting Unit	Foreign Currency Translation Losses
	As of	As of
(in millions)	September 30, 2020	December 31, 2019
Brazil	$494	$407
Mexico	627	461
Total Brazil and Mexico	$1,121	$868

As discussed in Note 4, Discontinued Operations and Assets Held for Sale, in our consolidated financial statements included elsewhere in this Form 10-Q, the Company decided to sell its Brazil operations during the third quarter of 2020 and recorded an impairment charge to write down the carrying value of its Brazil operations to its estimated fair value as of September 30, 2020. While the Company has not agreed to divest our Mexico operations, the substantial amounts of FX losses attributable to this business would have a material effect on the amount of gain or loss that would result from its sale. Moreover, such FX losses could result in a material impairment charge (or increase it) if the held-for-sale criteria are met and the carrying value of a held-for-sale business exceeds its fair value, less cost to sell. To date, the Company has not identified impairment indicators related to its Mexico asset group/reporting unit based on the Company’s estimates of future cash flows assuming that the business is held and used. As a result of the considerations highlighted above and the significant FX losses, the Mexico asset group/reporting unit may be at risk of impairment if the Company commits to a plan to sell its interests in this business. Furthermore, additional impairments of the Brazil asset group/reporting unit could be required in future periods depending on changes in Brazil’s carrying value or estimated fair value. The Company will continue to monitor for impairment indicators as additional information becomes known.

Our Segments

Our campus-based segments generate revenues by providing an education that emphasizes profession-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings are increasingly utilizing online and hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. As noted above, in response to the COVID-19 pandemic we have temporarily transitioned the educational delivery method at our campus-based institutions to be online. Many of our largest campus-based operations are in developing markets which, in recent years, have experienced a growing demand for higher education based on favorable demographics and increasing secondary completion rates, driving increases in participation rates. Traditional higher education students (defined as 18-24 year olds) have historically been served by public universities, which have limited capacity and are often underfunded, resulting in an inability to meet the growing student demand and employer requirements. This supply and demand imbalance has created a market opportunity for private sector participants. Most students finance their own education. However, there are some government-sponsored student financing programs which are discussed below. These campus-based segments include Brazil, Mexico, Peru, Central America, and Rest of World. Specifics related to each of these campus-based segments and our Online & Partnerships segment are discussed below:

•In Brazil, approximately 73% of post-secondary students are enrolled in private higher education institutions. While the federal government defines the national curricular guidelines, institutions are licensed to operate by city. Laureate owns 11 institutions in seven states throughout Brazil, with a particularly strong presence in the competitive São Paulo market. Most students finance their own education, while others rely on the government-sponsored programs such as Prouni and Fundo de Financiamento Estudantil (FIES). The entire Brazil segment is included in Discontinued Operations.

•Public universities in Mexico enroll approximately two-thirds of students attending post-secondary education. However, many public institutions are faced with capacity constraints or the quality of the education is considered low. Laureate owns two institutions and is present throughout the country with a footprint of over 35 campuses. Each institution in Mexico has a national license. Students in our Mexican institutions typically finance their own education.

•The Peru segment includes three institutions, where the public sector plays a significant role, but private universities are increasingly providing the capacity to meet growing demand.

•The Central America segment includes an institution in Honduras, which is included in Discontinued Operations. Students in Central America typically finance their own education.

•The Rest of World segment includes campus-based institutions in Asia Pacific with operations in Australia and New Zealand. Additionally, the Rest of World segment manages one institution in China through a joint venture arrangement. The entire Rest of World segment is included in Discontinued Operations.

•The Online & Partnerships segment includes fully online institutions that offer profession-oriented degree programs in the United States through Walden University (Walden), a U.S.-based accredited institution, and through the University of Liverpool and the University of Roehampton in the United Kingdom. These online institutions primarily serve working adults with undergraduate and graduate degree program offerings. Students in the United States finance their education in a variety of ways, including Title IV programs. We no longer accept new enrollments at the University of Liverpool and the University of Roehampton, which are in a teach-out process. The entire Online & Partnerships segment is included in Discontinued Operations.

Corporate is a non-operating business unit whose purpose is to support operations. Its departments are responsible for establishing operational policies and internal control standards, implementing strategic initiatives, and monitoring compliance with policies and controls throughout our operations. Our Corporate segment is an internal source of capital and provides financial, human resource, information technology, insurance, legal, and tax compliance services. The Corporate segment also contains the eliminations of intersegment revenues and expenses.

The following information for our reportable segments in continuing operations is presented as of September 30, 2020:

	Countries	Institutions	Enrollment	2020 YTD Revenues ($ in millions)(1)	% Contribution to 2020 YTD Revenues
Mexico	1	2	192,100	385.0	52%
Peru	1	3	143,500	351.4	48%
Total (1)	2	5	335,600	$739.7	100%
(1) Amounts related to Corporate, partially offset by the elimination of intersegment revenues, totaled $3.3 million and are not separately presented.

Challenges

Our operations are subject to complex business, economic, legal, regulatory, political, tax and foreign currency risks, which may be difficult to adequately address. The majority of our operations are outside the United States. As a result, we face risks that are inherent in international operations, including: fluctuations in exchange rates, possible currency devaluations, inflation and hyper-inflation; price controls and foreign currency exchange restrictions; potential economic and political instability in the countries in which we operate; expropriation of assets by local governments; key political elections and changes in government policies; multiple and possibly overlapping and conflicting tax laws; and compliance with a wide variety of foreign laws. See “Item 1A—Risk Factors—Risks Relating to Our Continuing Business—We are a multinational business with continuing operations in nine countries around the world, predominantly in Latin America, and are subject to complex business, economic, legal, political, tax and foreign currency risks, which risks may be difficult to adequately address,” in our 2019 Form 10-K. There are also risks associated with our decision to divest certain operations. See “Item 1A—Risk Factors—Risks Relating to Our Continuing Business—Our exploration of strategic alternatives and our activities related to previously announced divestitures may disrupt our ongoing businesses, result in increased expenses and present certain risks to the Company,” in our 2019 Form 10-K. We plan to grow our continuing operations organically by: 1) adding new programs and course offerings; 2) expanding target student demographics; and 3) increasing capacity at existing and new campus locations. Our success in growing our business will depend on the ability to anticipate and effectively manage these and other risks related to operating in various countries.

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

Department of Justice Voluntary Information Request for Walden University

On September 14, 2020, Walden University (Walden) received a letter from the Civil Division of the United States Department of Justice (DOJ) indicating that the DOJ is examining whether Walden, in the operation of its Masters of Science in Nursing program (Nursing Program), may have violated the Federal False Claims Act by misrepresenting compliance with its program participation agreement with the U.S. Department of Education, which agreement covers Walden University’s participation in federal student financial aid programs under Title IV of the U.S. Higher Education Act. The letter invites Walden to provide information regarding a number of specific areas primarily related to the practicum component of its Nursing Program, but it makes no allegations of any misconduct or wrongdoing by Walden. While the Company is cooperating with the DOJ’s request to voluntarily provide information, it cannot predict the timing or outcome of this matter. Further, on October 12, 2020, Walden received notice from the Higher Learning Commission (HLC) of its intent to assign a public “Governmental Investigation” designation to Walden due to the DOJ inquiry. While the HLC has complete discretion in whether to issue such a public designation, Walden has requested that such a designation not be imposed, as there has been no governmental allegation of any misconduct or illegal acts. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. The disclosures, accruals or estimates, if any, resulting from the foregoing analysis are reviewed and adjusted to reflect the effect of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. At this time, the Company does not believe that this matter will have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Each of our institutions has an enrollment cycle that varies by geographic region and academic program. Each institution has a “Primary Intake” period during each academic year in which the majority of the enrollment occurs. Most institutions also have one or more smaller “Secondary Intake” periods. Our Peruvian institutions have their Primary Intake during the first calendar quarter and a Secondary Intake during the third calendar quarter. Institutions in our Mexico segment have their Primary Intake during the third calendar quarter and a Secondary Intake during the first calendar quarter. Our institutions in Peru are generally out of session in January, February and July, while institutions in Mexico are generally out of session in May through July. Revenues are recognized when classes are in session.

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

Factors Affecting Comparability

Acquisitions

Our past experiences provide us with the expertise to further our mission of providing high-quality, accessible and affordable higher education to students by expanding into new markets if opportunities arise, primarily through acquisitions. Acquisitions affect the comparability of our financial statements from period to period. Acquisitions completed during one period impact comparability to a prior period in which we did not own the acquired entity. Therefore, changes related to such entities are considered “incremental impact of acquisitions” for the first 12 months of our ownership. We have not made any acquisitions thus far in 2020, and we did not make any acquisitions in 2019 related to our continuing operations.

Dispositions

Any dispositions of our continuing operations affect the comparability of our financial statements from period to period. Dispositions completed during one period impact comparability to a prior period in which we owned the divested entity. Therefore, changes related to such entities are considered “incremental impact of dispositions” for the first 12 months subsequent to the disposition. As discussed above, all of the divestitures that are part of the strategic shifts are included in Discontinued Operations for all periods presented.

Foreign Exchange

Institutions in our continuing operations are located outside the United States. These institutions enter into transactions in currencies other than USD and keep their local financial records in a functional currency other than the USD. We monitor the impact of foreign currency movements and the correlation between the local currency and the USD. Our revenues and expenses are generally denominated in local currency. The USD is our reporting currency and our subsidiaries operate in other functional currencies, including: the Mexican Peso and Peruvian Nuevo Sol. The principal foreign exchange exposure is the risk related to the translation of revenues and expenses incurred in each country from the local currency into USD. See “Item 1A—Risk Factors—Risks Relating to Our Continuing Business—Our reported revenues and earnings may be negatively affected by the strengthening of the U.S. dollar and currency exchange rates” in our 2019 Form 10-K. In order to provide a framework for assessing how our business performed excluding the effects of foreign currency fluctuations, we present organic constant currency in our segment results, which is calculated using the change from prior-year average foreign exchange rates to current-year average foreign exchange rates, as applied to local-currency operating results for the current year, and then excludes the impact of acquisitions, divestitures and other items, as described in the segments results.

Seasonality

Institutions in our network have a summer break during which classes are generally not in session and minimal revenues are recognized. In addition to the timing of summer breaks, holidays such as Easter also have an impact on our academic calendar. Operating expenses, however, do not fully correlate to the enrollment and revenue cycles, as the institutions continue to incur expenses during summer breaks. Given the geographic diversity of our institutions and differences in timing of summer breaks, our second and fourth quarters are stronger revenue quarters as the majority of our institutions are in session for most of these respective quarters. Our first and third fiscal quarters are weaker revenue quarters because our institutions have summer breaks for some portion of one of these two quarters. However, our primary enrollment intakes occur during the first and third quarters. Due to this seasonality, revenues and profits in any one quarter are not necessarily indicative of results in subsequent quarters and may not be correlated to new enrollment in any one quarter. Additionally, seasonality may be affected due to other events, such as the COVID-19 pandemic, which changed the academic calendar at many of our institutions. See “Item 1A—Risk Factors—Risks Relating to Our Continuing Business—We experience seasonal fluctuations in our results of operations” in our 2019 Form 10-K.

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

Results from the Discontinued Operations

The results of operations of our Discontinued Operations for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Revenues	$459.4	$561.7	$1,342.3	$1,953.0
Costs and expenses:
Depreciation and amortization	13.7	28.5	60.2	84.7
Share-based compensation expense	1.0	0.3	2.4	2.0
Other direct costs	340.7	468.6	1,070.4	1,572.7
Loss on impairment of assets	208.0	25.0	639.3	25.2
Operating (loss) income	(104.0)	39.3	(429.9)	268.3
Other non-operating expense	(14.7)	(32.4)	(79.8)	(45.3)
Pretax (loss) income of discontinued operations	(118.7)	6.9	(509.7)	223.0
Income tax benefit	(51.1)	24.1	(48.2)	17.4
(Loss) income from discontinued operations, net of tax	(169.8)	31.0	(558.0)	240.4
(Loss) gain on sales of discontinued operations, net of tax	(343.6)	(41.1)	(363.3)	848.4
Net (loss) income from discontinued operations	$(513.4)	$(10.1)	$(921.2)	$1,088.8

Enrollments at our discontinued operations as of September 30, 2020 and September 30, 2019 were 393,900 and 606,700, respectively.

Nine Months Ended September 30, 2020

On January 10, 2020, we sold our operations in Costa Rica, which resulted in a pre-tax loss of approximately $18.6 million.

On March 6, 2020, we sold the operations of NewSchool of Architecture and Design, LLC (NSAD), which resulted in a pre-tax loss of approximately $5.9 million.

During the second quarter of 2020, we recorded impairment charges of $10.0 million related to our Honduras institution and $418.0 million related to our Chilean operations in order to write down the carrying value of assets in those regions to their estimated fair value, and $3.3 million related to the Brazil enrollment to graduation (E2G) software assets.

During the third quarter of 2020, we recorded an impairment charge of approximately $190.0 million related to our Brazil operations in order to write down the carrying value of Brazil’s assets to their estimated fair value. We also recorded an additional impairment charge of $10.0 million related to our Honduras operation in order to write down the carrying value of its assets to their estimated fair value based on the sale agreement that was signed in October 2020.

On September 10, 2020, we completed the divestiture of our operations in Chile, resulting in a pre-tax loss of approximately $344.5 million that relates primarily to the accumulated foreign currency translation losses associated with the Chilean operations.

On September 29, 2020, we completed the sale of our operations in Malaysia, which resulted in a pre-tax gain of approximately $45.2 million.

In early October 2020, we received a payment for $8.4 million, representing a portion of the $15.0 million deferred purchase price related to the sale of our operations in Turkey in August 2019. At the time of the sale, the Company determined that this deferred purchase price would be recognized if collected. Accordingly, as of September 30, 2020, the Company recorded a receivable of $8.4 million through a reduction of the loss on sale for Turkey. The remaining deferred purchase price is due in January 2021 and will be recognized when collected.

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

During the third quarter of 2019, we recorded an impairment charge of approximately $25.0 million related to long-lived assets of our institutions in Costa Rica in order to write down the carrying value of those assets to their estimated fair value. The sale of the Costa Rica institutions was completed on January 10, 2020.

Results of Operations

The following discussion of the results of our operations is organized as follows:

•Summary Comparison of Consolidated Results;
•Non-GAAP Financial Measure; and
•Segment Results.

Summary Comparison of Consolidated Results
Discussion of Significant Items Affecting the Consolidated Results for the Nine Months Ended September 30, 2020 and 2019

Nine Months Ended September 30, 2020

During the first quarter of 2020, the Company recorded an impairment charge of $3.8 million primarily related to the write-off of capitalized curriculum development costs for a program that the Company decided to stop developing.

During the second quarter of 2020, the Company recorded an impairment charge of approximately $23.8 million related to the Brazil E2G software assets that were recorded on the Corporate segment, as described in Note 7, Goodwill and Loss on Impairment of Assets, in our consolidated financial statements included elsewhere in this Form 10-Q.

During the third quarter of 2020, the Company recognized an impairment charge of $320.0 million on the Laureate tradename, an intangible asset, as described in Note 7, Goodwill and Loss on Impairment of Assets, in our consolidated financial statements included elsewhere in this Form 10-Q.

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

Comparison of Consolidated Results for the Three Months Ended September 30, 2020 and 2019

			% Change
			Better/(Worse)
(in millions)	2020	2019	2020 vs. 2019
Revenues	$243.5	$277.3	(12)%
Direct costs	185.8	229.7	19%
General and administrative expenses	52.6	65.9	20%
Loss on impairment of assets	323.4	—	nm
Operating loss	(318.2)	(18.4)	nm
Interest expense, net of interest income	(24.0)	(27.4)	12%
Other non-operating (expense) income	(1.0)	7.3	(114)%
Loss from continuing operations before income taxes	(343.2)	(38.6)	nm
Income tax benefit (expense)	72.2	(48.1)	nm
Loss from continuing operations	(271.0)	(86.6)	nm
(Loss) income from discontinued operations, net of tax	(169.8)	31.0	nm
Loss on sales of discontinued operations, net of tax	(343.6)	(41.1)	nm
Net loss	(784.4)	(96.8)	nm
Net loss attributable to noncontrolling interests	—	1.6	100%
Net loss attributable to Laureate Education, Inc.	$(784.4)	$(95.2)	nm
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see “Discussion of Significant Items Affecting the Consolidated Results.”
Comparison of Consolidated Results for the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019
Revenues decreased by $33.8 million to $243.5 million for the three months ended September 30, 2020 (the 2020 fiscal quarter) from $277.3 million for the three months ended September 30, 2019 (the 2019 fiscal quarter). The effect of a net change in foreign currency exchange rates decreased revenues by $22.9 million, driven by the weakening of the Mexican Peso and the Peruvian Nuevo Sol against the USD. Additionally, average total organic enrollment at a majority of our institutions decreased during the 2020 fiscal quarter, decreasing revenues by $22.9 million compared to the 2019 fiscal quarter. These decreases in revenues were partially offset by the effect of changes in tuition rates and enrollments in programs at varying price points (product mix), pricing and timing, which increased revenues by $12.4 million compared to the 2019 fiscal quarter, mainly in our Peru segment where it was mostly attributable to changes in the academic calendar resulting from the COVID-19 pandemic. Other Corporate and Eliminations changes accounted for a decrease in revenues of $0.4 million.
Direct costs and general and administrative expenses combined decreased by $57.2 million to $238.4 million for the 2020 fiscal quarter from $295.6 million for the 2019 fiscal quarter. The effect of a net change in foreign currency exchange rates decreased costs by $19.4 million. The effect of operational changes decreased costs by $21.0 million, mainly driven by cost-saving initiatives to preserve liquidity in the wake of the COVID-19 pandemic. Additionally, changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets resulted in a year-over-year decrease in direct costs of $0.2 million. Other Corporate and Eliminations expenses accounted for a decrease in costs of $16.6 million, related to cost-reduction efforts.

Operating loss increased by $299.8 million to $318.2 million for the 2020 fiscal quarter from $18.4 million for the 2019 fiscal quarter, driven by the impairment charges of $323.4 million during the 2020 fiscal quarter. As compared to the 2019 fiscal quarter, our Mexico segment had a higher operating loss, which was essentially fully offset by higher operating income at our Peru segment. The overall increase in operating loss was partially offset by lower operating costs at Corporate.
Interest expense, net of interest income decreased by $3.4 million to $24.0 million for the 2020 fiscal quarter from $27.4 million for the 2019 fiscal quarter. The decrease in interest expense was primarily attributable to lower average debt balances.
Other non-operating (expense) income changed by $8.3 million to expense of $(1.0) million for the 2020 fiscal quarter from income of $7.3 million for the 2019 fiscal quarter. This change was primarily attributable to a loss on foreign currency exchange for the 2020 fiscal quarter compared to a gain for the 2019 fiscal quarter, for a change of $10.6 million, and a gain on derivative instruments for the 2019 fiscal quarter of $0.3 million. These decreases in other non-operating income were partially offset by: (1) a gain on disposal of subsidiaries for the 2020 fiscal quarter compared to a loss for the 2019 fiscal quarter, for a change of $2.1 million; (2) an increase in other non-operating income of $0.3 million; and (3) a loss on debt extinguishment of $0.2 million during the 2019 fiscal quarter.
Income tax benefit (expense) changed by $120.3 million to a benefit of $72.2 million for the 2020 fiscal quarter from an expense of $(48.1) million for the 2019 fiscal quarter. This change was attributable to (1) a discrete tax benefit of approximately $71 million related to the Company’s election to exclude certain foreign income of foreign corporations from global intangible low-taxed income (GILTI), (2) a tax benefit of approximately $31 million related to changes in valuation allowance against the U.S. and Australia deferred tax assets, (3) a tax benefit related to changes in reserves on uncertain tax positions audit settlement, and (4) changes in the mix of pre-tax book income attributable to taxable and non-taxable entities in various taxing jurisdictions. These tax benefits were partially offset by a tax expense of approximately $81 million related to the remeasurement of the tax-basis step up of certain intellectual property that became subject to Dutch taxation in the Netherlands following the reclassification of certain entities as held for sale during the third quarter of 2020.

(Loss) income from discontinued operations, net of tax changed by $200.8 million to a loss of $(169.8) million for the 2020 fiscal quarter from income of $31.0 million for the 2019 fiscal quarter. This change was primarily driven by higher impairment charges of $183.0 million during the 2020 fiscal quarter related to assets that were held for sale, partially offset by higher income in Chile.

Loss on sales of discontinued operations, net of tax increased by $302.5 million to $343.6 million for the 2020 fiscal quarter, primarily related to the net effect of the sales of our operations in Chile and Malaysia, combined with an adjustment to the loss on sale of our Turkey operations, compared to $41.1 million for the 2019 fiscal quarter, which was primarily related to the sale of our Turkey operations.

Comparison of Consolidated Results for the Nine Months Ended September 30, 2020 and 2019

			% Change
			Better/(Worse)
(in millions)	2020	2019	2020 vs. 2019
Revenues	$739.7	$860.2	(14)%
Direct costs	614.1	706.8	13%
General and administrative expenses	140.8	174.5	19%
Loss on impairment of assets	350.9	0.2	nm
Operating loss	(366.2)	(21.3)	nm
Interest expense, net of interest income	(74.1)	(99.0)	25%
Other non-operating income	70.1	2.3	nm
Loss from continuing operations before income taxes and equity in net income of affiliates	(370.2)	(117.9)	nm
Income tax benefit (expense)	293.5	(94.0)	nm
Equity in net income of affiliates, net of tax	0.2	0.2	—%
Loss from continuing operations	(76.5)	(211.7)	64%
(Loss) income from discontinued operations, net of tax	(558.0)	240.4	nm
(Loss) gain on sales of discontinued operations, net of tax	(363.3)	848.4	(143)%
Net (loss) income	(997.7)	877.1	nm
Net loss attributable to noncontrolling interests	5.1	0.5	nm
Net (loss) income attributable to Laureate Education, Inc.	$(992.7)	$877.6	nm
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see “Discussion of Significant Items Affecting the Consolidated Results.”

Comparison of Consolidated Results for the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Revenues decreased by $120.5 million to $739.7 million for the nine months ended September 30, 2020 (the 2020 fiscal period) from $860.2 million for the nine months ended September 30, 2019 (the 2019 fiscal period). The effect of a net change in foreign currency exchange rates decreased revenues by $61.5 million, driven by the weakening of the Mexican Peso and the Peruvian Nuevo Sol against the USD. Average total organic enrollment at a majority of our institutions decreased during the 2020 fiscal period, decreasing revenues by $36.7 million compared to the 2019 fiscal period. The effect of product mix, pricing and timing decreased revenues by $21.1 million for the 2020 fiscal period, mainly due to the effect of the COVID-19 pandemic on the academic calendar timing. Other Corporate and Eliminations changes accounted for a decrease in revenues of $1.2 million.

Direct costs and general and administrative expenses combined decreased by $126.4 million to $754.9 million for the 2020 fiscal period from $881.3 million for the 2019 fiscal period. The effect of a net change in foreign currency exchange rates decreased costs by $48.7 million. The effect of operational changes decreased direct costs by $50.1 million, mainly driven by cost-saving initiatives to preserve liquidity in the wake of the COVID-19 pandemic. Other Corporate and Eliminations expenses accounted for a decrease in costs of $38.8 million in the 2020 fiscal period, related to cost-reduction efforts. Partially offsetting these decreases in direct costs was Excellence-in-Process (EiP) implementation expense, which increased costs by $10.4 million for the 2020 fiscal period compared to the 2019 fiscal period, in addition to changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets, which resulted in a year-over-year increase in direct costs of $0.8 million.

Operating loss increased by $344.9 million to $366.2 million for the 2020 fiscal period from $21.3 million for the 2019 fiscal period. This increase was primarily a result of the impairment charges of $350.9 million during the 2020 fiscal period, partially offset by lower operating costs at Corporate.

Interest expense, net of interest income decreased by $24.9 million to $74.1 million for the 2020 fiscal period from $99.0 million for the 2019 fiscal period. The decrease in interest expense was primarily attributable to lower average debt balances.

Other non-operating income increased by $67.8 million to $70.1 million for the 2020 fiscal period from $2.3 million for the 2019 fiscal period. This change was primarily attributable to: (1) an increase in gain on foreign currency exchange of $63.5 million; (2) a decrease in loss on debt extinguishment of $22.1 million, related to the repayment of the 2024 Term Loan during the 2019 fiscal period; and (3) a decrease in loss on disposal of subsidiaries of $0.3 million. These increases in non-operating income were partially offset by a loss on derivative instruments for the 2020 fiscal period compared to a gain for the 2019 fiscal period, for a change of $9.8 million, and a decrease in other non-operating income of $8.3 million, primarily attributable to non-operating income recorded during the 2019 fiscal period related to the sale of an equity security held at Corporate.

Income tax benefit (expense) changed by $387.5 million to a benefit of $293.5 million for the 2020 fiscal period from an expense of $(94.0) million for the 2019 fiscal period. This change was attributable to a net discrete tax benefit of approximately $141 million that was recognized during the 2020 fiscal period related to the tax-basis step up of certain intellectual property that became subject to Dutch taxation in the Netherlands, a discrete tax benefit of approximately $71 million related to the Company’s election to exclude certain foreign income of foreign corporations from GILTI, and a tax benefit of approximately $31 million related to changes in valuation allowance against U.S. and Australia deferred tax assets.

(Loss) income from discontinued operations, net of tax changed by $798.4 million to a loss of $(558.0) million for the 2020 fiscal period from income of $240.4 million for the 2019 fiscal period. This change was primarily the result of higher year-over-year impairment charges of $614.1 million during the 2020 fiscal period related to assets that were held for sale, combined with the sales of discontinued operations that generated income during the 2019 fiscal period.

(Loss) gain on sales of discontinued operations, net of tax changed by $1,211.7 million to a loss of $(363.3) million for the 2020 fiscal period, related to the net effect of the sales of NSAD and our operations in Costa Rica, Chile and Malaysia, combined with an adjustment to the loss on sale of our Turkey operations, compared to a gain of $848.4 million for the 2019 fiscal period related to the sales of St. Augustine and our operations in Thailand, South Africa, India, Spain, Portugal and Turkey, along with an adjustment to the gain on the sale of our China operation.

Net loss attributable to noncontrolling interests increased by $4.6 million to $5.1 million for the 2020 fiscal period from $0.5 million for the 2019 fiscal period. This change was primarily related to our previous joint venture in Saudi Arabia.

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

The following table presents Adjusted EBITDA and reconciles loss from continuing operations to Adjusted EBITDA for the three months ended September 30, 2020 and 2019:

			% Change
			Better/(Worse)
(in millions)	2020	2019	2020 vs. 2019
Loss from continuing operations	$(271.0)	$(86.6)	nm
Plus:
Income tax (benefit) expense	(72.2)	48.1	nm
Loss from continuing operations before income taxes	(343.2)	(38.6)	nm
Plus:
(Gain) loss on disposal of subsidiaries, net	(0.6)	1.5	140%
Foreign currency exchange loss (gain), net	2.9	(7.7)	(138)%
Other income, net	(1.3)	(1.0)	30%
Gain on derivatives	—	(0.3)	(100)%
Loss on debt extinguishment	—	0.2	100%
Interest expense	24.7	28.3	13%
Interest income	(0.7)	(0.9)	(22)%
Operating loss	(318.2)	(18.4)	nm
Plus:
Depreciation and amortization	18.2	20.4	11%
EBITDA	(300.0)	2.0	nm
Plus:
Share-based compensation expense (a)	2.6	1.2	(117)%
Loss on impairment of assets (b)	323.4	—	nm
EiP implementation expenses (c)	24.4	27.3	11%
Adjusted EBITDA	$50.4	$30.5	65%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”
(b) Represents non-cash charges related to impairments of long-lived assets. For further details, see “Discussion of Significant Items Affecting the Consolidated Results for the Nine Months Ended September 30, 2020.”
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

Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Three Months Ended September 30, 2020 and 2019

Depreciation and amortization decreased by $2.2 million to $18.2 million for the 2020 fiscal quarter from $20.4 million for the 2019 fiscal quarter. The effects of foreign currency exchange decreased depreciation and amortization expense by $1.4 million for the 2020 fiscal quarter. Other items decreased depreciation and amortization by $0.8 million.

Share-based compensation expense increased by $1.4 million to $2.6 million for the 2020 fiscal quarter from $1.2 million for the 2019 fiscal quarter.

EiP implementation expenses decreased by $2.9 million to $24.4 million for the 2020 fiscal quarter from $27.3 million for the 2019 fiscal quarter.

The following table presents Adjusted EBITDA and reconciles loss from continuing operations to Adjusted EBITDA for the nine months ended September 30, 2020 and 2019:

			% Change
			Better/(Worse)
(in millions)	2020	2019	2020 vs. 2019
Loss from continuing operations	$(76.5)	$(211.7)	64%
Plus:
Equity in net income of affiliates, net of tax	(0.2)	(0.2)	—%
Income tax (benefit) expense	(293.5)	94.0	nm
Loss from continuing operations before income taxes and equity in net income of affiliates	(370.2)	(117.9)	nm
Plus:
Loss on disposal of subsidiaries, net	1.2	1.5	20%
Foreign currency exchange gain, net	(71.1)	(7.6)	nm
Other income, net	(0.8)	(9.1)	(91)%
Loss (gain) on derivatives	0.6	(9.2)	(107)%
Loss on debt extinguishment	—	22.1	100%
Interest expense	75.7	101.5	25%
Interest income	(1.6)	(2.6)	(38)%
Operating loss	(366.2)	(21.3)	nm
Plus:
Depreciation and amortization	55.9	61.6	9%
EBITDA	(310.3)	40.3	nm
Plus:
Share-based compensation expense (a)	7.9	7.5	(5)%
Loss on impairment of assets (b)	350.9	0.2	nm
EiP implementation expenses (c)	66.5	56.1	(19)%
Adjusted EBITDA	$115.1	$104.2	10%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”
(b) Represents non-cash charges related to impairments of long-lived assets. For further details, see “Discussion of Significant Items Affecting the Consolidated Results for the Nine Months Ended September 30, 2020.”
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
Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Nine Months Ended September 30, 2020 and 2019
Depreciation and amortization decreased by $5.7 million to $55.9 million for the 2020 fiscal period from $61.6 million for the 2019 fiscal period. The effects of foreign currency exchange decreased depreciation and amortization expense by $3.4 million for the 2020 fiscal period. Other items decreased depreciation and amortization by $2.3 million.

Share-based compensation expense increased by $0.4 million to $7.9 million for the 2020 fiscal period from $7.5 million for the 2019 fiscal period.

EiP implementation expenses increased by $10.4 million to $66.5 million for the 2020 fiscal period from $56.1 million for the 2019 fiscal period. This increase was primarily attributable to higher legal and consulting fees related to our divestiture activity and the inclusion in EiP of expenses associated with an enterprise-wide program aimed at revenue growth.

Segment Results

We have two reportable segments: Mexico and Peru (formerly Andean). As discussed in “Overview,” the entire Brazil, Central America, Rest of World and Online & Partnerships operating segments are included in Discontinued Operations and therefore are excluded from segment results. For purposes of the following comparison of results discussion, “segment direct costs” represent direct costs by segment as they are included in Adjusted EBITDA, such that depreciation and amortization expense, loss on impairment of assets, share-based compensation expense and our EiP implementation expenses have been excluded. Organic enrollment is based on average total enrollment for the period. For a further description of our segments, see “Overview.”

The following tables, derived from our consolidated financial statements included elsewhere in this Form 10-Q, presents selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended September 30,	2020	2019	2020 vs. 2019
Revenues:
Mexico	$115.9	$145.8	(21)%
Peru	127.3	130.8	(3)%
Corporate	0.3	0.7	(57)%
Consolidated Total Revenues	$243.5	$277.3	(12)%

Adjusted EBITDA:
Mexico	$15.5	$23.1	(33)%
Peru	56.5	45.2	25%
Corporate	(21.6)	(37.8)	43%
Consolidated Total Adjusted EBITDA	$50.4	$30.5	65%

(in millions)			% Change
			Better/(Worse)
For the nine months ended September 30,	2020	2019	2020 vs. 2019
Revenues:
Mexico	$385.0	$464.7	(17)%
Peru	351.4	391.1	(10)%
Corporate	3.3	4.5	(27)%
Consolidated Total Revenues	$739.7	$860.2	(14)%

Adjusted EBITDA:
Mexico	$58.5	$80.5	(27)%
Peru	129.0	133.8	(4)%
Corporate	(72.4)	(110.0)	34%
Consolidated Total Adjusted EBITDA	$115.1	$104.2	10%

Mexico

Financial Overview

Comparison of Mexico Results for the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2019	$145.8	$122.7	$23.1
Organic enrollment (1)	(8.3)
Product mix, pricing and timing (1)	(6.4)
Organic constant currency	(14.7)	(8.4)	(6.3)
Foreign exchange	(15.2)	(13.7)	(1.5)
Dispositions	—	—	—
Other (2)	—	(0.2)	0.2
September 30, 2020	$115.9	$100.4	$15.5
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues decreased by $29.9 million, a 21% decrease from the 2019 fiscal quarter.
•Organic enrollment decreased during the fiscal quarter by 6%, decreasing revenues by $8.3 million.
•The decrease in revenues from product mix, pricing and timing was mainly due to an increase in discounts and scholarships as a percentage of revenues.
•Revenues represented 48% of our consolidated total revenues for the 2020 fiscal quarter, compared to 53% for the 2019 fiscal quarter.

Adjusted EBITDA decreased by $7.6 million, a 33% decrease from the 2019 fiscal quarter.

Comparison of Mexico Results for the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2019	$464.7	$384.2	$80.5
Organic enrollment (1)	(19.6)
Product mix, pricing and timing (1)	(12.8)
Organic constant currency	(32.4)	(21.5)	(10.9)
Foreign exchange	(47.3)	(37.0)	(10.3)
Dispositions	—	—	—
Other (2)	—	0.8	(0.8)
September 30, 2020	$385.0	$326.5	$58.5
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues decreased by $79.7 million, a 17% decrease from the 2019 fiscal period.
•Organic enrollment decreased during the 2020 fiscal period by 4%, decreasing revenues by $19.6 million.
•The decrease in revenues from product mix, pricing and timing was mainly due to the effect of the COVID-19 pandemic on the academic calendar timing, as well as an increase in discounts and scholarships as a percentage of revenues.
•Revenues represented 52% of our consolidated total revenues for the 2020 fiscal period, compared to 54% for the 2019 fiscal period.

Adjusted EBITDA decreased by $22.0 million, a 27% decrease from the 2019 fiscal period.

Peru

Financial Overview

Comparison of Peru Results for the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2019	$130.8	$85.6	$45.2
Organic enrollment (1)	(14.6)
Product mix, pricing and timing (1)	18.8
Organic constant currency	4.2	(10.5)	14.7
Foreign exchange	(7.7)	(4.3)	(3.4)
Dispositions	—	—	—
Other	—	—	—
September 30, 2020	$127.3	$70.8	$56.5
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $3.5 million, a 3% decrease from the 2019 fiscal quarter.
•Organic enrollment decreased during the 2020 fiscal quarter by 12%, decreasing revenues by $14.6 million.
•The increase in revenues from product mix, pricing and timing was mainly due to the effect of the COVID-19 pandemic on the academic calendar timing, as revenue that had previously been deferred was recognized during the 2020 fiscal quarter when rescheduled classes took place. This increase was partially offset by an increase in discounts and scholarships as a percentage of revenues.
•Revenue represented 52% of our consolidated total revenues for the 2020 fiscal quarter compared to 47% for the 2019 fiscal quarter.

Adjusted EBITDA increased by $11.3 million, a 25% increase from the 2019 fiscal quarter.

Comparison of Peru Results for the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2019	$391.1	$257.3	$133.8
Organic enrollment (1)	(17.1)
Product mix, pricing and timing (1)	(8.4)
Organic constant currency	(25.5)	(26.6)	1.1
Foreign exchange	(14.2)	(8.3)	(5.9)
Dispositions	—	—	—
Other	—	—	—
September 30, 2020	$351.4	$222.4	$129.0
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $39.7 million, a 10% decrease from the 2019 fiscal period.
•Organic enrollment decreased during the 2020 fiscal period by 5%, decreasing revenues by $17.1 million.
•The decrease in revenues from product mix, pricing and timing was mainly due to an increase in discounts and scholarships as a percentage of revenues.
•Revenue represented 48% of our consolidated total revenues for the 2020 fiscal period compared to 46% for the 2019 fiscal period.

Adjusted EBITDA decreased by $4.8 million, a 4% decrease from the 2019 fiscal period, primarily driven by the weakening of the Peruvian Nuevo Sol relative to the USD.

Corporate

Corporate revenues represent amounts from our consolidated joint venture with the University of Liverpool, as well as centralized IT costs charged to various segments, offset by the elimination of intersegment revenues.

Comparison of Corporate Results for the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

			% Change
			Better/(Worse)
(in millions)	2020	2019	2020 vs. 2019
Revenues	$0.3	$0.7	(57)%
Expenses	21.9	38.5	43%
Adjusted EBITDA	$(21.6)	$(37.8)	43%
Adjusted EBITDA increased by $16.2 million, a 43% increase from the 2019 fiscal quarter, primarily due to a decrease in labor costs and other professional fees, related to cost-reduction efforts.

Comparison of Corporate Results for the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

			% Change
			Better/(Worse)
(in millions)	2020	2019	2020 vs. 2019
Revenues	$3.3	$4.5	(27)%
Expenses	75.7	114.5	34%
Adjusted EBITDA	$(72.4)	$(110.0)	34%

Adjusted EBITDA increased by $37.6 million, a 34% increase from the 2019 fiscal period, primarily due to a decrease in labor costs and other professional fees, related to cost-reduction efforts.

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

As of September 30, 2020, our secondary source of liquidity was cash and cash equivalents of $716.8 million, which does not include $113.0 million of cash recorded at subsidiaries that are classified as held for sale at September 30, 2020. Our cash accounts are maintained with high-quality financial institutions with no significant concentration in any one institution.

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

On September 11, 2020, we completed the divestiture of our operations in Chile through the transfer of control of our not-for-profit institutions and the sale of our for-profit operations. The cash proceeds received at closing, prior to transaction fees, were approximately $195.3 million. In addition, the purchase price included a note receivable of approximately $21.5 million that is payable one year from the date of divestiture. At the closing date, the Chilean operations had a cash balance (cash sold) of approximately $288.0 million that was transferred to the buyer as part of the transaction.

On September 29, 2020, we completed the sale of our operations in Malaysia and received proceeds of $116.3 million, net of cash sold, but prior to transaction fees. The cash proceeds included a deposit of $5.0 million that we received from the buyer in February 2020. In connection with the sale, on October 1, 2020, we made a payment of $13.7 million to the minority owner of Inti Holdings for their 10.10% interest.

On November 3, 2020, we completed the sale of our operations in Australia and New Zealand. The purchase price was $642.7 million and was subject to certain closing adjustments based on the aggregate working capital and indebtedness of the Australia and New Zealand entities and their forecasted performance. At closing, we received proceeds of approximately $650 million, net of transaction costs.

Pending Sale Transactions

On September 11, 2020, the Company entered into a sale agreement to sell its operation of Walden University, LLC, (Walden University) for a purchase price of $1,480.0 million in cash, subject to certain adjustments set forth in the sale agreement. The closing of this transaction is expected to occur toward the end of 2021 and is subject to customary closing conditions, including regulatory approval by the U.S. Department of Education and the Higher Learning Commission and required antitrust approvals. Under certain specified circumstances, the purchaser may be required to pay the Company a termination fee of $88.0 million, including if the purchaser terminates the sale agreement as a result of the imposition by the U.S. Department of Education of certain specified restrictions, or if Laureate terminates the sale agreement as a result of the purchaser’s failure to consummate the transaction upon satisfaction of the closing conditions. Upon completion of the sale, the restricted cash that is held to collateralize the letters of credit in favor of the DOE will be released and reclassified to cash and cash equivalents.

On October 13, 2020, the Company entered into a definitive agreement with Fundación Nasser, a not-for-profit foundation in Honduras, to transfer control of its operations in Honduras for total cash consideration of approximately $29.8 million, prior to closing costs. The buyer will also assume indebtedness which, as of September 30, 2020, was approximately $30 million. The transaction is subject to certain closing conditions, including regulatory approval, and is expected to be completed in the first half of 2021.

On November 2, 2020, the Company entered into a definitive agreement with Ânima Holding S.A., one of the largest private higher education organizations in Brazil, for the sale of its Brazilian operations. The transaction value is approximately 4,400.0 million Brazilian Reals (or approximately $765.0 million at the time of signing), including 3,800.0 million Brazilian Reals (or approximately $660.7 million at the time of signing) in cash consideration, which is subject to certain adjustments, and assumption of net indebtedness. Pursuant to the agreement, the Company will be entitled to receive up to 203.0 million Brazilian Reals (or approximately $35.3 million at the time of signing) in additional cash consideration if certain metrics are achieved following the closing. The closing of this transaction is targeted to occur toward the end of the second quarter of 2021 and is subject to certain specified closing conditions.

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $30.9 million and $36.2 million as of September 30, 2020 and December 31, 2019, respectively.

Indefinite Reinvestment of Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As part of our business strategies, we have determined that, except for one of our institutions in Peru, all earnings from our foreign continuing operations will be deemed indefinitely reinvested outside of the United States. As of September 30, 2020, $321.3 million of our total $716.8 million of cash and cash equivalents were held by foreign subsidiaries. These amounts above do not include $113.0 million of cash recorded at subsidiaries that are classified as held for sale at September 30, 2020, of which $108.7 million was held by foreign subsidiaries. As of December 31, 2019, $55.8 million of our total $61.6 million of cash and cash equivalents were held by foreign subsidiaries. These amounts above do not include $333.5 million of cash recorded at subsidiaries that were classified as held for sale at December 31, 2019, of which $269.3 million was held by foreign subsidiaries.

Liquidity Requirements

Our short-term liquidity requirements include: funding for debt service (including finance leases); operating lease obligations; payments due to shareholders of acquired companies (seller notes); payments of deferred compensation; working capital; operating expenses; capital expenditures; and business development activities.

Long-term liquidity requirements include: payments on long-term debt (including finance leases); operating lease obligations; payments of deferred compensation; and payments of other third-party obligations.

Debt

As of September 30, 2020, senior long-term borrowings totaled $1,209.1 million and consisted of $409.1 million of borrowings under our revolving credit facility and $800.0 million in Senior Notes due 2025 that mature in May 2025. As discussed above, in March 2020, we fully drew down our $410.0 million revolving credit facility in order to increase our cash position and preserve financial flexibility in light of the COVID-19 pandemic.

As of September 30, 2020, other debt balances totaled $212.0 million and our finance lease obligations and sale-leaseback financings were $31.9 million. Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries, mortgages payable and notes payable.

Approximately $172.2 million of long-term debt and finance leases, including the current portion, is included in the held-for-sale liabilities recorded on the consolidated balance sheet as of September 30, 2020. For further description of the held-for-sale amounts see Note 4, Discontinued Operations and Assets Held for Sale, in our consolidated financial statements included elsewhere in this Form 10-Q.

Senior Secured Credit Facility

As of September 30, 2020 and December 31, 2019, the outstanding balance under our Senior Secured Credit Facility was $409.1 million and $202.4 million, respectively, which consisted entirely of balances outstanding under our $410.0 million revolving credit facility.

Covenants

Under the Third A&R Credit Agreement, we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant, as defined in the Third A&R Credit Agreement, unless certain conditions are satisfied. As of September 30, 2020, we were in compliance with the leverage ratio covenant. The maximum ratio, as defined, is 3.50x as of September 30, 2020 and thereafter. In addition, notes payable at some of our locations contain financial maintenance covenants and we were in compliance with those covenants.

Senior Notes

As of both September 30, 2020 and December 31, 2019, the outstanding balance under our Senior Notes due 2025 was $800.0 million.

Leases

We conduct a significant portion of our operations from leased facilities. These facilities include our corporate headquarters, other office locations, and many of our higher education facilities. As discussed in Note 9, Leases, in our consolidated financial statements included elsewhere in this Form 10-Q, we have significant liabilities recorded related to our leased facilities, which will require future cash payments.

Due to Shareholders of Acquired Companies (Seller Notes)

In the past, one method of payment for acquisitions was the use of promissory notes payable to the sellers of acquired companies. As of September 30, 2020 and December 31, 2019, we recorded $7.9 million and $22.3 million, respectively, for these liabilities, which relate entirely to Discontinued Operations and therefore are classified as liabilities held for sale in our consolidated balance sheets.

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

Our total capital expenditures for our continuing and discontinued operations, excluding receipts from the sale of subsidiaries and property equipment, were $74.3 million and $114.2 million during the nine months ended September 30, 2020 and 2019, respectively. The 35% decrease in capital expenditures for the 2020 fiscal period compared to the 2019 fiscal period was primarily due to a targeted reduction and deferral across all business lines to preserve cash amid the COVID-19 pandemic, as well as a result of the executed divestitures.

Derivatives

In the normal course of business, our operations are exposed to fluctuations in foreign currency values and interest rate changes. We mitigate a portion of these risks through a risk-management program that includes the use of derivatives. For further information on our derivatives, see Note 13, Derivative Instruments, in our consolidated financial statements included elsewhere in this Form 10-Q.

Asset Sale Offer to Purchase Up to $300 Million of Senior Notes

On October 13, 2020, the Company announced the commencement of a cash tender offer to purchase up to $300 million aggregate principal amount of its 8.250% Senior Notes due 2025, at a purchase price of 100% of the principal amount thereof plus accrued and unpaid interest to, but not including, the purchase date. The Company intends to use cash proceeds from the sale of its operations in Chile and Malaysia to purchase the Senior Notes. The offer will expire on November 10, 2020, unless extended by the Company, in its sole discretion.

Stock Repurchase Program

Laureate’s board of directors has approved a new stock repurchase program to acquire up to $300 million of the Company’s Class A common stock. The Company’s proposed repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s board of directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. The Company intends to finance the repurchases with free cash flow and excess cash and liquidity on-hand.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2020 and 2019:

(in millions)	2020	2019
Cash provided by (used in):
Operating activities	$221.8	$312.3
Investing activities	(34.2)	1,050.7
Financing activities	257.4	(1,587.6)
Effects of exchange rates changes on cash	(13.4)	(3.0)
Change in cash included in current assets held for sale	218.3	230.2
Net change in cash and cash equivalents and restricted cash	$649.8	$2.6

Comparison of Cash Flows for the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Operating Activities
Cash provided by operating activities decreased by $90.5 million to $221.8 million for the 2020 fiscal period from $312.3 million for the 2019 fiscal period. This decrease in operating cash was primarily attributable to changes in working capital, as well as the year-over-year effect of the divestitures that occurred in 2019, as certain of the divested institutions contributed positive operating cash flows during 2019 prior to divestiture. These factors accounted for a decrease in operating cash flows of approximately $178.5 million. This decrease was partially offset by: (1) a decrease in cash paid for interest of $62.4 million, from $137.7 million for the 2019 fiscal period to $75.3 million for the 2020 fiscal period, attributable to lower average debt balances; (2) a decrease in cash paid for taxes of $18.0 million, from $80.0 million for the 2019 fiscal period to $62.0 million for the 2020 fiscal period; and (3) a positive year-over-year effect to operating cash of $7.6 million primarily related to a cash payment during the 2019 fiscal period to settle cross currency and interest rate swaps in Chile.

Investing Activities

Cash flows from investing activities decreased by $1,084.9 million to an investing cash outflow of $(34.2) million for the 2020 fiscal period from an investing cash inflow of $1,050.7 million for the 2019 fiscal period. This decrease was primarily attributable to lower cash receipts from the sales of discontinued operations of $1,101.6 million, from $1,141.7 million during the 2019 fiscal period (for the sales of St. Augustine and our operations in Thailand, South Africa, India, Spain, Portugal and Turkey) to $40.1 million, net, during the 2020 fiscal period (for the net effect of the sales of NSAD and our operations in Costa Rica, Chile and Malaysia, net of cash sold, and the receipt of a portion of the escrow receivable balance related to the 2018 sale of our China operations). In addition, during the 2019 fiscal period, we received $12.9 million from derivative settlements related to foreign exchange swap agreements associated with the sale of the Spain and Portugal institutions, as well as $11.5 million from the sale of shares of a preferred stock investment in a private education company. These decreases in investing cash were partially offset by a decrease in capital expenditures of $39.9 million, and the year-over-year effect of a payment of $1.2 million during the 2019 fiscal period for a small acquisition in Brazil.

Financing Activities

Cash flows from financing activities increased by $1,845.0 million to a financing cash inflow of $257.4 million for the 2020 fiscal period from a financing cash outflow of $(1,587.6) million for the 2019 fiscal period. This increase in financing cash inflows was primarily attributable to: (1) net proceeds from long-term debt during the 2020 fiscal period, related to the full draw down on our $410.0 million revolving credit facility in order to increase our cash position and preserve financial flexibility in response to the COVID-19 pandemic, compared to net payments of long-term debt during the 2019 fiscal period, for a change of $1,733.8 million; (2) increased proceeds from the exercise of common stock options of $25.0 million during the 2020 fiscal period; (3) lower payments of deferred price for acquisitions during the 2020 fiscal period by $14.1 million, primarily due to the full repayment of the St. Augustine seller note during the 2019 fiscal period; (4) a payment for a debt redemption in Chile during the 2019 fiscal period of $5.9 million; (5) a payment of $5.8 million during the 2019 fiscal period to acquire the remaining 10% noncontrolling interest of one of our operations in India, immediately prior to the sale of those operations; and (6) higher payments during the 2019 fiscal period of $58.7 million to repurchase shares of our Class A common stock under our stock repurchase program. Other items accounted for the remaining difference of $1.7 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2019 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2019 Form 10-K. During the nine months ended September 30, 2020, there were no significant changes to our critical accounting policies. We will continue to monitor the effect to the Company of the COVID-19 pandemic and assess whether any changes to our accounting estimates are warranted as additional information becomes available.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Form 10-K”) and Part II, “Item 1. Legal Proceedings” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 (our “Q1 2020 Form 10-Q”) and June 30, 2020 (our “Q2 Form 10-Q”) for information regarding material pending legal proceedings. Except as set forth therein and below, there have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

As previously disclosed in our 2019 Form 10-K, on December 6, 2019, the Occupational Safety and Health Administration of the U.S. Department of Labor (“OSHA”) dismissed a complaint made by Michael S. Ryan, the former chief accounting officer of the Company, alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act (Michael S. Ryan vs. Laureate Education, Inc., Case No. 3-0050-17-011). On January 2, 2020, Mr. Ryan filed Objections to the Secretary’s Findings, and Request for Hearing Before an Administrative Law Judge with the Chief Administrative Law Judge and a hearing has been set for January 2021. Mr. Ryan’s complaint to OSHA, which was filed on November 16, 2016, also alleges a lack of compliance with U.S. GAAP and violations of certain SEC rules and regulations. The complaint does not seek any specified amount of damages. The Company has investigated the allegations made in the complaint with the assistance of outside legal and accounting advisers and believes that its consolidated financial statements are in compliance with U.S. GAAP and SEC rules and regulations in all material respects and that the allegations are baseless and without merit. The Company intends to continue to defend itself vigorously.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in “Item 1A. Risk Factors” in our 2019 Form 10-K, as updated in Part II, “Item 1A. Risk Factors” in our Q1 2020 Form 10-Q and Q2 2020 Form 10-Q.

In addition to the information set forth in this report, you should consider the risk factors disclosed in our 2019 Form 10-K, as updated in our Q1 2020 Form 10-Q and Q2 2020 Form 10-Q. Furthermore, the impact of COVID-19 also may exacerbate other risks discussed in our 2019 Form 10-K, Q1 2020 Form 10-Q and Q2 Form 10-Q, any one of which could have a material adverse effect on our business, financial condition, cash flows and results of operations. The situation is changing rapidly, and additional impacts may arise of which we are not currently aware.

Item 6. Exhibits
(a) Exhibits filed with this report or, where indicated, previously filed and incorporated by reference:

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.1#	Amended and Restated Sale and Purchase Agreement, dated as of November 22, 2017 and amended and restated on January 11, 2018, by and among LEI European Investments B.V., Laureate International B.V. and Galileo Global Education Luxco S.À R.L.	10-K	001-38002	2.7	03/20/2018
2.2#	Sale and Purchase Agreement, dated April 12, 2018, among LEI European Investments B.V., Laureate International B.V. and Global University Systems Germany B.V.	8-K	001-38002	2.1	04/18/2018
2.3#	Asset Purchase Agreement, dated January 15, 2018, among Kendall College, LLC, The Dining Room at Kendall NFP, National Louis University and Laureate Education, Inc.	8-K	001-38002	2.1	08/07/2018
2.4#	Membership Interest Purchase Agreement, dated April 24, 2018, by and among Laureate Education, Inc., Exeter Street Holdings, LLC, University of St. Augustine for Health Sciences, LLC and University of St. Augustine Acquisition Corp.	10-Q	001-38002	2.4	08/09/2018
2.5#	Sale and Purchase Agreement, dated December 12, 2018, by and among Iniciativas Culturales de España S.L., Laureate I B.V. and Samarinda Investments, S.L.	10-K	001-38002	2.5	02/28/2019
2.6#	Share Purchase Agreement relating to the sale and purchase of equity shares of Pearl Retail Solutions Private Limited, M-Power Energy India Private Limited and Data Ram Sons Private Limited	8-K	001-38002	2.1	05/13/2019

2.7#	Share Purchase Agreement relating to all the shares in the capital of Education Turkey B.V.	8-K	001-38002	2.1	08/29/2019
2.8#	Equity Purchase Agreement, dated January 10, 2020, by and among SP Costa Rica Holdings, LLC, Laureate International B.V. and Laureate Education, Inc.	10-K	001-38002	2.8	02/27/2020
2.9*#	Sale and Purchase Agreement, dated July 29, 2020, by and among LEI AMEA Investments B.V., Laureate Education, Inc., SEI Newco Inc. and Strategic Education, Inc.
2.10*#	Master Agreement, dated September 10, 2020, by and among Laureate International B.V., Laureate I, B.V., Servicios Regionales Universitarios LE, S.C. and Fundación Educación y Cultura
2.11*#	Membership Interest Purchase Agreement, dated September 11, 2020, by and between Laureate Education, Inc. and Adtalem Global Education Inc.
2.12*#
Transaction Agreement, dated September 11, 2020, by and among Laureate Education, Inc., Rede Internacional de Universidades Laureate Ltda., Ser Educacional S.A. and, solely for the purposes of certain provisions thereof, José Janguiê Bezerra Diniz and certain of his family members

3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-207243	3.1	01/31/2017
3.2	Amended and Restated Bylaws	S-1/A	333-207243	3.2	01/31/2017
3.3	Certificate of Retirement of Convertible Redeemable Preferred Stock, Series A	8-K	001-38002	3.1	07/20/2018
4.1	Description of Capital Stock of Laureate Education, Inc.	10-K	001-38002	4.1	02/27/2020
4.2	Indenture, dated as of April 26, 2017, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.250% Senior Notes due 2025	8-K	001-38002	4.3	04/27/2017
4.3	Form of 8.250% Senior Note due 2025 (included as Exhibit A to Exhibit 4.3)	8-K	001-38002	4.3	04/27/2017
10.1†	2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	S-1/A	333-207243	10.31	11/20/2015
10.2†	2007 Stock Incentive Plan Form of Stock Option Agreement, as amended on August 31, 2010	S-1/A	333-207243	10.32	11/20/2015
10.3†	2013 Long-Term Incentive Plan Form of Stock Option Agreement effective as of September 11, 2013	S-1/A	333-207243	10.34	11/20/2015
10.4†	Laureate Education, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2009	S-1/A	333-207243	10.35	11/20/2015
10.5†	Form of Management Stockholder’s Agreement for equityholders	S-1/A	333-207243	10.36	11/20/2015
10.6†	Employment Offer Letter, dated July 21, 2008, between Laureate Education, Inc. and Eilif Serck-Hanssen	S-1/A	333-207243	10.40	11/20/2015
10.7†	Amendment to Employment Offer Letter, dated December 9, 2010, between Laureate Education, Inc. and Eilif Serck-Hanssen	S-1/A	333-207243	10.41	11/20/2015
10.8†	Form of Time-Based Restricted Stock Units Agreement, for grants from and after September 11, 2013	S-1/A	333-207243	10.43	11/20/2015

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.9	Master Service and Confidentiality Agreement, dated April 28, 2014, by and between Laureate Education, Inc. and Accenture LLP	S-1/A	333-207243	10.45	11/20/2015
10.10‡	System Wide Master Agreement, dated April 10, 2015, between Blackboard Inc. and Laureate Education, Inc.	S-1/A	333-207243	10.46	11/20/2015
10.11†	Form of Stockholders’ Agreement for Entity-Appointed Directors	S-1/A	333-207243	10.47	11/20/2015
10.12†	Form of Stockholders’ Agreement for Individual Directors	S-1/A	333-207243	10.48	11/20/2015
10.13†	Executive Retention Agreement, dated February 25, 2016, by and between Ricardo Berckemeyer and Laureate Education, Inc., effective as of September 1, 2015	S-1/A	333-207243	10.54	05/20/2016
10.14†	2013 Long-Term Incentive Plan Form of Stock Option Agreement for 2016 for Named Executive Officers	S-1/A	333-207243	10.57	05/20/2016
10.15†	2013 Long-Term Incentive Plan Form of Stock Option Agreement for 2016	S-1/A	333-207243	10.58	05/20/2016
10.16†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement for 2016 for Named Executive Officers	S-1/A	333-207243	10.59	05/20/2016
10.17†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement for 2016	S-1/A	333-207243	10.60	05/20/2016
10.18	Subscription Agreement, dated as of December 4, 2016, by and among Laureate Education, Inc., Macquarie Sierra Investment Holdings Inc., and each of the other Persons listed on Schedule A and Schedule B thereto.	S-1/A	333-207243	10.63	12/15/2016
10.19	Registration Rights Agreement by and among Laureate Education, Inc., each of the Investors set forth on Schedule A thereto, Douglas L. Becker and Wengen Alberta, Limited Partnership	10-K	001-38002	10.29	03/20/2018
10.20	Investors’ Stockholders Agreement by and among Laureate Education, Inc., Wengen Alberta, Limited Partnership and the Investors set forth on Schedule A thereto	10-K	001-38002	10.30	03/20/2018
10.21†	Form of Cash Long-Term Incentive Plan Agreement	S-1/A	333-207243	10.73	01/10/2017
10.22	Amended and Restated Securityholders Agreement by and among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.1	02/06/2017
10.23	Amended and Restated Registration Rights Agreement by and among Wengen Alberta, Limited Partnership, Wengen Investments Limited, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.2	02/06/2017
10.24†	Amendment to the 2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	10-K	001-38002	10.76	03/29/2017
10.25	Amended and Restated Guarantee, dated as of April 26, 2017, by Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as guarantors, in favor of Citibank, N.A., as collateral agent	10-Q	001-38002	10.83	05/11/2017
10.26	Amended and Restated Pledge Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as pledgors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.84	05/11/2017
10.27	Amended and Restated Security Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as grantors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.85	05/11/2017
10.28	Second Amended and Restated Collateral Agreement, dated as of April 26, 2017, between Walden University, LLC, certain other domestic subsidiaries of Laureate Education, Inc. from time to time, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.86	05/11/2017

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.29†	Laureate Education, Inc. Amended and Restated 2013 Long-Term Incentive Plan	8-K	001-38002	10.1	06/20/2017
10.30†	Amended and Restated 2013 Long-Term Incentive Plan Form of Annual Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.51	08/08/2017
10.31†	Amended and Restated 2013 Long-Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017	10-Q	001-38002	10.52	08/08/2017
10.32†	Amended and Restated 2013 Long-Term Incentive Plan Form of Time-based Stock Option Agreement for 2017	10-Q	001-38002	10.53	08/08/2017
10.33†	Amended and Restated 2013 Long-Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017	10-Q	001-38002	10.54	08/08/2017
10.34†	Amended and Restated 2013 Long-Term Incentive Plan Form of Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.55	08/08/2017
10.35†	Amended and Restated 2013 Long-Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.56	08/08/2017
10.36†	Amended and Restated 2013 Long-Term Incentive Plan Form of Time-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.57	08/08/2017
10.37†	Amended and Restated 2013 Long-Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017 for Certain Executives	10-Q	001-38002	10.58	08/08/2017
10.38†	Form of 2017-2018 Laureate Executive Cash Long-Term Bonus Plan for Certain Executives	10-Q	001-38002	10.59	08/08/2017
10.39†	Employment Offer Letter, dated August 15, 2017, between Laureate Education, Inc. and Victoria Silbey	10-Q	001-38002	10.61	11/08/2017
10.40†	Form of Stock Option Agreement with exercise price of $18.36 for certain executives	10-Q	001-38002	10.64	11/08/2017
10.41†	Form of Stock Option Agreement with exercise price of $21.00 for certain executives	10-Q	001-38002	10.65	11/08/2017
10.42†	Employment Offer Letter, dated November 6, 2017, between Laureate Education, Inc. and Jean-Jacques Charhon	10-K	001-38002	10.67	03/20/2018
10.43†	Transitional Employment Agreement, effective as of November 9, 2017, between Paula Singer and Laureate Education, Inc.	10-K	001-38002	10.68	03/20/2018
10.44	Stock Option Agreement, dated as of January 2, 2018, between Jean-Jacques Charhon and Laureate Education, Inc.	10-Q	001-38002	10.71	05/09/2018
10.45†	Employment Offer Letter, dated May 3, 2018, between Timothy Grace and Laureate Education, Inc.	10-Q	001-38002	10.72	08/09/2018
10.48†	Form of 2019 Annual Incentive Plan	10-Q	001-38002	10.62	08/08/2019
10.49†	Form of Director Indemnity Agreement	10-Q	001-38002	10.64	08/08/2019
10.50†	Separation Agreement, dated July 14, 2019, between Ricardo Berckemeyer and Laureate Education, Inc., effective as of July 15, 2019	10-Q	001-38002	10.65	08/08/2019
10.51†	Separation Agreement and General Release, dated July 25, 2019, between Jose Roberto Loureiro and Laureate Education, Inc., effective as of July 29, 2019	10-Q	001-38002	10.66	08/08/2019
10.52#	Third Amended and Restated Credit Agreement, dated as of October 7, 2019, among Laureate Education, Inc., the lending institutions from time to time parties thereto, and Citibank, N.A., as administrative agent and collateral agent	8-K	001-38002	10.1	10/11/2019

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.53†◊	Form of Retention Letter for Certain Corporate Executives	10-Q	001-38002	10.53	05/07/2020
10.54†	Form of Retention/Transaction Bonus Letter for Certain Regional Executives	10-Q	001-38002	10.54	05/07/2020
10.55†	Form of Named Executive Officer Temporary Salary Reduction Letter	10-Q	001-38002	10.55	05/07/2020
10.56†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement for Non-Employee Directors for 2020	10-Q	001-38002	10.56	08/06/2020
10.57*	First Amendment to Third Amended and Restated Credit Agreement, dated as of July 20, 2020, by Laureate Education, Inc. and Citibank, N.A., as administrative agent
10.58*†	Form of Named Executive Officer Temporary Salary Reduction Letter Amendment
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Ex. 101.INS*	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
Ex. 101.SCH*	XBRL Taxonomy Extension Schema Document
Ex. 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
Ex. 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Laureate Education, Inc. hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.
†	Indicates a management contract or compensatory plan or arrangement.
‡	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the U.S. Securities and Exchange Commission.
◊	Certain identified information has been omitted from this exhibit because it is both (1) not material, and (2) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ JEAN-JACQUES CHARHON
Jean-Jacques Charhon
Executive Vice President and Chief Financial Officer
Date: November 5, 2020

/s/ TAL DARMON
Tal Darmon
Chief Accounting Officer, Senior Vice President
and Global Corporate Controller
Date: November 5, 2020