Form 10-K
period 2020-12-31
LAUREATE EDUCATION, INC.
filed 2021-02-25
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
Large accelerated filer ☒                 Accelerated filer ☐             Non-accelerated filer ☐
         Smaller reporting company ☐               Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2020, (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $1.119 billion (based on the closing price of the registrant's Class A common stock on that date as reported on the Nasdaq Global Select Market).
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2021
Class A common stock, par value $0.004 per share	108,169,831 shares
Class B common stock, par value $0.004 per share	90,790,449 shares
Documents Incorporated by Reference
The registrant incorporates by reference its definitive proxy statement with respect to its 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10‑K.

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

Forward‑Looking Statements

This Form 10‑K contains “forward‑looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward‑looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or similar expressions that concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results, and all statements we make relating to (i) our exploration of strategic alternatives and potential future plans, strategies or transactions that may be identified, explored or implemented as a result of such review process, (ii) our planned divestitures, the expected proceeds generated therefrom, the expected reduction in revenue resulting therefrom and any resulting litigation or dispute therewith, and (iii) the potential impact of the COVID-19 pandemic on our business or the global economy as a whole, are forward‑looking statements. In addition, we, through our senior management, from time to time make forward‑looking public statements concerning our expected future operations and performance and other developments. All of these forward‑looking statements are subject to risks and uncertainties that may change at any time, including, with respect to our exploration of strategic alternatives, risks and uncertainties as to the terms, timing, structure, benefits and costs of any divestiture or separation transaction and whether one will be consummated at all, and the impact of any divestiture or separation transaction on our remaining businesses. Accordingly, our actual results may differ materially from those we expected. We derive most of our forward‑looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward‑looking statements included in this Form 10‑K, are disclosed under various sections throughout this Form 10‑K, including, but not limited to, Item 1—Business, Item 1A—Risk Factors, and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations. All subsequent written and oral forward‑looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the factors discussed in this Form 10‑K. Some of the factors that we believe could affect our results include:

•the risks associated with operating our portfolio of degree-granting higher education institutions in Mexico and Peru, including complex business, foreign currency, political, legal, regulatory, tax and economic risks;

•our ability to maintain and, subsequently, increase tuition rates and student enrollments in our institutions;

•our ability to successfully complete previously announced divestitures;

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

•our ability to effectively manage the growth of our business and increase our operating leverage;

•the effect of existing international and U.S. laws and regulations governing our business or changes to those laws and regulations or in their application to our business;
•changes in the political, economic and business climate in the markets in which we operate;
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
•our focus on a specific public benefit purpose and producing a positive effect for society may negatively influence our financial performance; and
•the future trading prices of our Class A common stock and the impact of any securities analysts’ reports on these prices
We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward‑looking statements contained in this Form 10‑K may not in fact occur. We undertake no obligation to publicly update or revise any forward‑looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Summary of Risk Factors
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors that we face, which are set forth in this “Item 1A. Risk Factors” under the caption “Risk Factors.” Material risks that may adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:

Risks Relating to Our Business

•We operate a portfolio of degree-granting higher education institutions in Mexico and Peru and are subject to complex business, economic, legal, political, tax and foreign currency risks, which risks may be difficult to adequately address.
•If we cannot maintain student enrollments in our institutions and maintain tuition levels, our results of operations may be materially adversely affected.
•Our exploration of strategic alternatives and our activities related to previously announced divestitures may disrupt our ongoing businesses, result in increased expenses and present certain risks to the Company.
•An epidemic, pandemic or other public health emergency, such as the recent outbreak of a novel strain of coronavirus (COVID-19), could have a material adverse effect on our business, financial condition, cash flows and results of operations.
•Our success depends substantially on the value of the local brands of each of our institutions and the Laureate International Universities network brand, each of which may be materially adversely affected by changes in current and prospective students’ perception of our reputation and the use of social media.
•Our reputation may be negatively influenced by the actions of other for-profit and private institutions.
•Growing our online academic programs could be difficult for us.

•Our success depends, in part, on the effectiveness of our marketing and advertising programs in recruiting new students.
•If we do not effectively manage our growth and business, our results of operations may be materially adversely affected.
•Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations.
•The higher education market is very competitive, and we may not be able to compete effectively.

Risks Relating to Walden University, which is included in our Discontinued Operations, and the Highly Regulated Higher Education Industry in the United States

•Failure of Walden University to comply with extensive regulatory requirements could result in significant monetary liabilities, fines and penalties, restrictions on our operations, limitations on our growth, or loss of access to federal student loans and grants for our students, on which we are substantially dependent.
•If any of the U.S. education regulatory agencies or commissions that regulate us do not approve or delay any required approvals of transactions involving a change of control, our ability to operate or participate in Title IV programs may be impaired.
•Congress may revise the laws governing Title IV programs or reduce funding for those and other student financial assistance programs, and the U.S. Department of Education (“DOE”) may revise its regulations administering Title IV programs, any of which could reduce our enrollment and revenues and increase costs of operations.
•The DOE has adopted regulations governing federal student loan debt forgiveness that could result in liability for amounts based on borrower defenses or affect the DOE’s assessment of our institutional capability.
•Walden University must periodically seek recertification to participate in Title IV programs, and, if the DOE does not recertify the institution to continue participating in Title IV programs, our students would lose their access to Title IV program funds, or the institution could be recertified but required to accept significant limitations as a condition of continued participation in Title IV programs.
•Walden University would lose its ability to participate in Title IV programs if it fails to maintain its institutional accreditation, and our student enrollments could decline if we fail to maintain any of our accreditations or approvals.
•If Walden University fails to obtain or maintain any of its state authorizations in states in which such authorization is required or fails to comply with the laws and regulations of such states, it may not be able to operate or enroll students in that state, and may not be able to award Title IV program funds to students.

Risks Relating to Our Indebtedness

•The fact that we have substantial debt could materially adversely affect our ability to raise additional capital to fund our operations and limit our ability to pursue our strategy or to react to changes in the economy or our industry.
•Our debt agreements contain, and future debt agreements may contain, restrictions that may limit our flexibility in operating our business.

Risks Relating to Investing in Our Class A Common Stock

•As a public benefit corporation, our focus on a specific public benefit purpose and producing a positive effect for society may negatively influence our financial performance.
•The price of our Class A common stock has been and may continue to be volatile, and you could lose all or part of your investment as a result.
•If we or our existing investors sell or announce an intention to sell additional shares of our Class A common stock, the market price of our Class A common stock could decline.
•Because we have no current plans to pay ordinary cash dividends on our common stock for the foreseeable future, and our debt arrangements place certain restrictions on our ability to do so, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.
•The dual class structure of our common stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including Wengen Alberta, Limited Partnership (“Wengen”), our controlling stockholder, and our executive officers, employees and directors and their affiliates, and limiting your ability to influence corporate matters.
•We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Holders of our securities do not have the same protections afforded to stockholders of companies that are subject to such requirements.

•Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and the Delaware General Corporation Law could make it more difficult for a third party to acquire us and could discourage a takeover and adversely affect the holders of our Class A common stock.

Part I

Item 1. Business

Our Continuing Operations include Mexico and Peru. Unless otherwise indicated, the information in or incorporated by reference into this Form 10-K, including our segment information, relates only to our Continuing Operations.

Strategic Developments

On January 27, 2020, we announced that our board of directors had authorized the Company to explore strategic alternatives for each of its businesses to unlock shareholder value. During 2020, we made significant progress on this initiative. Laureate completed the sales of its operations in Chile, Malaysia, and Australia & New Zealand and signed definitive agreements to sell Walden University, its higher education institution in the U.S., as well as its operations in Brazil and Honduras. The Company expects to close the Brazil and Honduras transactions during the first half of the year. The closing for the Walden transaction is anticipated to occur in the second half of 2021.

For Laureate’s institutions in Mexico and Peru, the board decided after a thorough evaluation of all strategic options, including a potential sale, to continue to operate these assets under Laureate management. The decision to focus on a regional operating model in Mexico and Peru at this time does not preclude further engagement with potential buyers for those businesses. Laureate does not intend to provide further interim updates unless and until it believes disclosure is appropriate. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our exploration of strategic alternatives and our activities related to previously announced divestitures may disrupt our ongoing businesses, result in increased expenses and present certain risks to the Company.”

COVID-19 Update

On March 11, 2020, the novel coronavirus (“COVID-19” or the “virus”) outbreak was declared a pandemic by the World Health Organization. In order to prevent the spread of the virus in our student communities, we closed all of our physical campuses in March 2020 and quickly activated our business continuity plans. In a matter of a few short weeks, all of our students were effectively transitioned to an online learning environment, at scale, and our staff and faculty were effectively moved to a fully remote environment. We believe that our institutions have a competitive advantage in online and distance learning given the investments that we have made in digital learning platforms over the past three-to-five years and believe that we are well-positioned to continue to serve our students through the pandemic.

While our universities continue to deliver learning online, they also are focused on planning for a safe return to campus, when appropriate to do so. Most of our universities are expecting to adopt a phased approach, prioritizing classes that require the use of labs and other physical resources. Consistent with local regulations and health authority recommendations, we will implement a range of precautions to protect the health and safety of our students, faculty and staff, to ensure the safe return of activity on our campuses. We will continue to monitor the situation and adjust based on what is most appropriate for each market.

General
We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. These institutions, which we collectively refer to as the Laureate International Universities network, are leading brands in their respective markets and offer a broad range of undergraduate and graduate degrees through campus-based, online and hybrid programs. Collectively, we have approximately 336,500 students enrolled at five institutions with over 50 campuses included in our Continuing Operations as of December 31, 2020. Our institutions in Mexico and Peru operate within scaled country networks, which provide advantages in terms of shared infrastructure, technology, curricula and operational best practices. More than 75% of our students are enrolled in programs of four or more years in duration. As of December 31, 2020, the vast majority of our students were enrolled at traditional, campus-based institutions offering multi-year degrees, similar to leading private and public higher education institutions in developed markets such as the United States and Europe. Due to the COVID-19 pandemic, all of our students were effectively transitioned to an online learning environment in early 2020 and remained online throughout the remainder of the year. Our institutions are focused on planning for a safe return to campus, when appropriate to do so. See “—COVID-19 Update.”

Our programs are designed with a distinct emphasis on applied, professional-oriented content for growing career fields and are focused on academic disciplines that we believe offer strong employment opportunities and high earnings potential for our students. We continually and proactively adapt our curriculum to the needs of the market. In particular, we emphasize science, technology, engineering and math (STEM) and business disciplines, areas in which we believe that there is large and growing demand, especially in developing countries. Students pursuing degrees in Medicine & Health Sciences, Engineering & Information Technology and Business & Management, our three largest disciplines, constitute over 70% of our total post-secondary enrollments. We believe that the work of our graduates in these disciplines creates a positive impact on the communities we serve and strengthens our institutions’ reputations within their respective markets. Our focus on private-pay and our track record for delivering high-quality outcomes to our students, while stressing affordability and accessibility, has been a key reason for our long record of success.
We believe that the higher education markets in Mexico and Peru present an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in those markets. We believe that the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy.
In many developing markets, traditional higher education students (defined as 18-24 year olds) have historically been served by public universities, which have limited capacity and are often underfunded, resulting in an inability to meet growing student demands and employer requirements. In addition, in many of these same markets, non-traditional students, such as working adults and distance learners, have limited options for pursuing higher education. With strong brands and highly reputed institutions in Mexico and Peru, we believe that we are uniquely positioned to address these market opportunities.

Country	Institution	Enrollment at December 31, 2020	Market Segment	QS Stars™ Overall University Rating	Ratings/Rankings
Mexico	Universidad del Valle de México (UVM)	95,000	Premium/ Traditional	««««	•Ranked #7 university in Mexico
					•One of only three 4-Star rated universities in Mexico by QS Stars™
Mexico	Universidad Tecnológica de México (UNITEC)	99,000	Value/Teaching	«««	•Largest private university in Mexico
					•5-Stars rated by QS Stars™ in categories of Teaching & Employability
Peru	Universidad Peruana de Ciencias Aplicadas (UPC)	55,000	Premium/Traditional	««««	•Ranked #3 university in Peru
					•Only 4-Star rated university in Peru by QS Stars™
Peru	Universidad Privada del Norte (UPN)	73,700	Value/Teaching	«««	•2nd largest private university in Peru
					•5-Stars rated by QS Stars™ in categories of Teaching & Employability
Peru	CIBERTEC	13,800	Tech/Voc	N/A	•2nd largest private tech/voc institute in Peru
Sources: QS Stars™, Guía Universitaria (UVM), Scimago Institutions Rankings (UPC)

Our institutions in Mexico and Peru offer traditional higher education students a private education alternative, with multiple brands and price points in each market and innovative programs and strong career-driven outcomes. Additionally, through targeted programs and multiple teaching modalities, we are able to serve the differentiated needs of non-traditional students in these markets.

Our program and level of study mix for 2020 was as follows:

Communication 4%
Other 3%
Business & Management 28%
Medicine & Health Sciences 17%
Engineering & Information Technology 20%
Architecture, Art & Design 9%
Law & Legal Studies 7%
High School 9%
Education 3%

Technical / Vocational
5%
High School
9%
Graduate
9%
Working
Adult
15%
Traditional
Undergraduate
62%

Based on 12/31/2020 total enrollments	Based on 12/31/2020 total enrollments All high school students are in Mexico

Our Segments

We have two reportable segments, which are summarized in the charts below. The following information for our segments is presented as of December 31, 2020.
Our Industry

We operate higher education institutions in Mexico and Peru. These markets are characterized by what we believe is a significant imbalance between supply and demand. The demand for higher education is large and growing and is fueled by several demographic and economic factors, including a growing middle class, global growth in services and technology-related industries and recognition of the significant personal and economic benefits gained by graduates of higher education institutions. At the same time, the respective Mexican and Peruvian governments often have limited resources to devote to higher education, resulting in a diminished ability by the public sector to meet growing demand, and creating opportunities for private education providers to enter these markets and deliver high-quality education. As a result, the private sector plays a large and growing role in higher education.

Favorable industry dynamics in Mexico and Peru driving growth in the higher education sector include the following:

Large, Growing and Underpenetrated Population of Qualified Higher Education Students. In many countries, including throughout Latin America and other developing regions, there is growing demand for higher education based on favorable demographics, increasing secondary completion rates and increasing higher education participation rates, resulting in continued growth in higher education enrollments. While global participation rates have increased for traditional higher education students (defined as 18-24 year olds), the market for higher education in Mexico and Peru is still significantly underpenetrated, at approximately 30% and 47%, respectively, as compared to approximately 62% in the United States.

Strong Economic Incentives for Higher Education. According to data from the Organization for Economic Co-operation and Development (“OECD”), in countries that are members of the OECD, the earnings from employment for an adult completing higher education were approximately 54% higher than those of an adult with only an upper secondary education. We believe that the cumulative impact of favorable demographic and socio-economic trends, coupled with the superior earnings potential of higher education graduates, will continue to expand the market for private higher education.
Increasing Role of the Private Sector in Higher Education. In both Mexico and Peru, the private sector plays a meaningful role in higher education, bridging supply and demand imbalances created by a lack of capacity at public universities. In Mexico, private education providers constitute 35% of the total higher-education market (44% in states in which we have operations). In Peru, private education providers constitute 72% of the total higher-education market. In addition to capacity limitations, we believe that limited public resources, and the corresponding policy reforms to make higher education systems less dependent on the financial and operational support of local governments, have resulted in increased enrollments in private institutions relative to public institutions.

Increasing Demand for Online Offerings. We believe that increasing student demand, new instruction methodologies designed for the online medium, and growing employer and regulatory acceptance of degrees obtained through online and hybrid modalities will continue to drive online learning in Mexico and Peru. Moreover, increasing the percentage of courses taught online in a hybrid educational model has significant cost and capital efficiency benefits, as a greater number of students can be accommodated in existing physical campus space.
Our Strengths and Competitive Advantages
We believe that our key competitive strengths that will enable us to execute our strategy include the following:
Scaled Platform Institutions Across Country Networks. Our scale within the countries in which we operate facilitates distinct advantages for our students and allows us to leverage our operating model across multiple brands in Mexico and Peru.
Our in-country networks facilitate competitive advantages related to:
•Curricula and Programs. We are able to leverage our curricula and resources, allowing for the rapid deployment of new programs. Increasing amounts of our curricula are being standardized, allowing us to lower the cost of program development by reusing and sharing content, while improving the quality of our programs.
•Best Practices. Through collaboration across our in-country networks, best practices for key operational processes, such as campus design, faculty training, student services and recruitment, are identified and then rolled out to the institutions within each country.
•Unified Systems. Our scale also permits increased investment in unified technology systems and an opportunity to leverage standardization of processes, centralization of common services (such as information technology, finance and procurement) and intellectual property, and implementing a common operating model and platform for content development, digital campus experiences, student services, recruitment and administrative services within each country.
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

Leading Online Technology. Our commitment to digital teaching and learning has been manifested through significant investments in core technologies, as well as in human resources, training and development activities. These investments have been instrumental in establishing a deep level of expertise in online education, facilitating the design and delivery of high quality, effective and differentiated online courses in the markets in which we operate.

Long-Standing and Respected University Brands. We believe that we have established a reputation for providing high-quality higher education, and our institutions are among the most respected higher education brands in their local markets. Our institutions have long-established histories and are ranked among the best in their respective countries.

In addition, many of our institutions and programs have earned the highest accreditation available, which provides us with a strong competitive advantage in local markets. For example, medical school licenses are often the most difficult to obtain and are only granted to institutions that meet rigorous standards. Throughout Mexico and Peru we operate 12 medical schools and seven dental schools. We believe that the establishment of our medical and dental schools further validates the quality of our institutions and programs and increases brand awareness.

Commitment to Academic Quality. We offer high-quality undergraduate, graduate and specialized programs in a wide range of disciplines that generate strong interest from students and provide attractive employment prospects. We focus on programs that prepare our students to become employed in high demand professions. Our curriculum development process includes employer surveys and ongoing research into business trends to determine the skills and knowledge base that will be required by those employers in the future. This information results in timely curriculum upgrades, which helps ensure that our graduates acquire the skills that will make them marketable to employers. We also are committed to continually evaluating our institutions to ensure we are providing the highest quality education to our students. External assessment methodologies, such as QS Stars™, allows us to identify key areas for improvement in order to drive a culture of quality and continual innovation at our institutions.

Attractive Financial Model.
•Private Pay Model. Essentially all of our revenues for 2020 were generated from private pay sources, as there are no material government-sponsored student loan programs in Mexico or Peru. We believe that students’ and families’ willingness to allocate personal resources to fund higher education at our institutions validates our strong value proposition.

•Revenue Visibility Enhanced by Program Length and Strong Retention. The length of our programs provides us with a high degree of revenue visibility. The majority of the academic programs offered by our institutions last between four and five years, and more than 75% of our students were enrolled in programs of at least four years or more in duration as of December 31, 2020. Additionally, we actively monitor and manage student retention because of the impact it has on student outcomes and our financial results. Our historical annual student retention rate, which we define as the proportion of prior year students returning in the current year (excluding graduating students), was 79% on average over the last five years. Given our high degree of revenue visibility, we are able to make attractive capital investments and execute other strategic initiatives to help drive sustainable growth in our business.
•Attractive Margin Profile with Significant Operating Leverage. Our scale within each country provides significant advantages, enabling us to operate efficiently with attractive margin levels. We focus on optimizing our operations at the country level through our in-county networks.

Our Strategy
While the countries in which we operate currently are affected by the COVID-19 pandemic, we do not presently believe that the pandemic will materially impact our long-term strategy and initiatives. See “—COVID-19 Update” and “—Employees and Human Capital Management—Health and Safety” for information related to the impact of the COVID-19 pandemic on our students, faculty and staff. That said, see “Item 1A—Risk Factors—Risks Relating to Our Business—An epidemic, pandemic or other public health emergency, such as the recent outbreak of a novel strain of coronavirus (COVID-19), could have a material adverse effect on our business, financial condition, cash flows and results of operations.”

The execution of our strategy will be enabled by the following initiatives:
Integration of Campus-Based Operations in Mexico and Peru. Our institutions in Mexico and Peru serve approximately 336,500 students in a relatively homogenous operating environment, creating a unique opportunity to harvest the benefits of scale. We believe that by implementing best practices within each country we will enable closer collaboration and facilitate innovation and improved student experiences. We believe that this unification will enable us to be more nimble in our day-to-day operations and will allow us to extract valuable insights from more data across our network. Further, we believe that integration will enable further innovation and efficiency in our academic model and operations, and allow us to expand our market share.
Leverage and Expand Existing Portfolio. We will continue to focus on opportunities to expand our programs and the type of students that we serve, as well as our capacity in our markets to meet local demand, leveraging our existing platform to execute on attractive organic growth opportunities. In particular, we intend to add new programs and course offerings, expand target student demographics and, where appropriate, increase capacity at existing campuses and through hybrid online opportunities, open new campuses and enter new cities in existing markets. We believe that these initiatives will drive growth and provide an attractive return on capital.
•Add New Programs and Course Offerings. We will continue to develop new programs and course offerings to address the changing needs in the markets. New programs and course offerings enable us to provide a high-quality education that we believe is desired by students and prospective employers.
•Expand Target Student Demographics. We use sophisticated analytical techniques to identify opportunities to provide quality education to new or underserved student populations where market demand is not being met, such as non-traditional students (e.g., working adults) who may value flexible scheduling options, as well as traditional students. Our ability to provide quality education to these underserved markets has provided additional growth opportunities to our network and we intend to leverage our management capabilities and local knowledge to further capitalize on these opportunities in new and existing markets.
•Increase Capacity at Existing and New Campus Locations. We will continue to make demand-driven investments in additional capacity throughout our network by expanding existing campuses and opening new campuses, including in new cities. We employ a highly analytical process based on economic and demographic trends, and demand data for the local market to determine when and where to expand capacity. When opening a new campus or expanding existing facilities, we use best practices that we have developed over more than the past decade to cost-effectively expedite the opening and development of that location.
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
The percentage of student credit hours taken online in our campus-based institutions was approximately 28% at the end of 2019. During 2020, due to the COVID-19 pandemic, all of our students were effectively transitioned to an online learning environment, at scale. Once our students, faculty and staff are able to safely return to campus, we expect that our students will transition back to a more traditional campus-based environment, with blended learning modalities. With a common learning management system implemented across our universities, we believe that we have the expertise to continue to expand online and hybrid offerings to meet the growing demand for this market opportunity, allowing us to differentiate ourselves further from our competitors.

We continue to accelerate the advancement of online education programs and technology-enabled solutions that deliver high-quality differentiated student experiences for our institutions at scale.
Our strategy for the online opportunity includes the following components:
•Hybrid Online Programs. Traditional 18-24 year old students attending campus-based institutions are increasingly seeking digital learning experiences that are blended with in-person learning. We provide those students with a hybrid learning experience, mixing face-to-face classroom experience with technology through our online platform, which we believe improves the student experience by providing them with a wide range of online courses, interactive discussions, virtual experiences, digital resources, and simulations that enhance their learning experiences both within and outside the classroom.
•Fully Online Programs. Many students require flexible learning modules to accommodate work and personal responsibilities. Often, these students are working adults who are looking to either complete an undergraduate or post-graduate degree, or who want to gain a credential to accelerate or change careers. Our fully online programs provide students with a high-quality curriculum experience to achieve their goals.
Our Segments and Institutions
Effective September 30, 2020 (giving effect to discontinued operations and the renaming of our segments), Laureate offers its educational services through two reportable segments: Mexico and Peru.

We determine our segments based on information utilized by our chief operating decision maker to allocate resources and assess performance. See Note 7, Business and Geographic Segment Information, in our consolidated financial statements for financial information regarding our operating segments and financial information about geographic areas; see also “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Segment Results” and “—Overview—Factors Affecting Comparability—Seasonality” in this Form 10-K.

The following table presents information about the institutions as of December 31, 2020 and excludes institutions that are part of discontinued operations as of that date.

Reportable Segment (Enrollment)	Higher Education Institution	Year Joined Laureate Network	Year Founded
Mexico	Universidad del Valle de México (UVM)	2000	1960
(194,000)	Universidad Tecnológica de México (UNITEC)	2008	1966

Peru	Universidad Peruana de Ciencias Aplicadas (UPC)	2004	1994
(142,500)	CIBERTEC	2004	1983
	Universidad Privada del Norte (UPN)	2007	1994
Competition
We face competition in both of our reportable segments. We believe that competition focuses on price, educational quality, reputation, brand positioning, location and facilities.
The market for higher education in Mexico and Peru is highly fragmented and marked by large numbers of local competitors. The target demographics are primarily 18- to 24-year-olds in the countries in which we compete. Public institutions tend to be less expensive, if not free, but limited in capacity. The top public universities in these market are selective, and many of the other public universities are less focused on practical programs aligned around career opportunities. This creates market demand for private educational providers. We compete with other private higher education institutions on the basis of price, educational quality, reputation and location. We believe that we compare favorably with competitors because of our focus on quality, professional-oriented curriculum and the competitive advantages provided by our network. There are a number of private and public institutions in both of the countries in which we operate, and it is difficult to predict how the markets will evolve and how many competitors there will be in the future. We expect competition to increase as the Mexican and Peruvian markets continue to develop.

See “Item 1A—Risk Factors—Risks Relating to Our Business—The higher education market is very competitive, and we may not be able to compete effectively.”

Intellectual Property

We currently own, or have filed applications for, trademark registrations for the word “Laureate,” for “Laureate International Universities” and for the Laureate leaf logo in the trademark offices of all jurisdictions in which we operate institutions of higher learning. We have also registered or filed applications in the applicable jurisdictions in which we operate for the marks “Laureate Online International” and “Laureate Online Education.” In addition, we have the rights to trade names, logos and other intellectual property specific to most of our higher education institutions, in the countries in which those institutions operate.

Employees and Human Capital Management
As of December 31, 2020, including Discontinued Operations, we had approximately 37,000 employees, of which approximately 3,000 were full-time academic teaching staff and 14,000 were part-time academic teaching staff. As of December 31, 2020, for Continuing Operations only, we had approximately 22,000 employees, of which approximately 2,000 were full-time academic teaching staff and 9,000 were part-time academic teaching staff. Our employees at our institutions outside the United States are represented by labor unions under collective bargaining agreements, as is customary or required under local law in those jurisdictions. At various points throughout the year, we negotiate to renew collective bargaining agreements that have expired or that will expire in the near term. We consider ourselves to be in good standing with all of the labor unions of which our employees are members and believe that we have good relations with all of our employees.

Commitment to Ethics and Values

Acting ethically and in accordance with the law is at the very core of who we are. Maintaining our integrity is more important than any financial gain. We have incorporated as a benefit corporation and believe that long-term success is linked to the delivery of strong outcomes for all out stakeholders.

The Laureate Code of Conduct and Ethics (the “Code”) is central to that effort. Our Code sets out principles of integrity and ethical behavior, and our responsibilities to each other, our students, suppliers, stockholders and the public. The Code covers such topics as accurate records, proper use of assets and information, conflicts of interest, and bribery and corruption. The Code sets a baseline: it does not cover every issue that may arise, but it provides basic principles and a methodology to help guide us in the attainment of this common goal. The Code establishes common standards for Laureate Education, Inc. and all of our institutions. We maintain an Ethics Hotline, which is a secure, confidential resource for Laureate employees, faculty members, students and others to ask a question or raise a concern related to the Code or other ethics or compliance issues.

Further, as a Company, we will continue to use our platform to actively be non-discriminatory in all we do, we will promote diversity, inclusion and equality across our workplace, and we will inspire a generation of graduates to continue advancing these principles in their work and throughout their communities.

Health and Safety

The health and well-being of our students, faculty and staff has been, and remains, a high priority. The COVID-19 pandemic has affected nearly every sector and every business around the world, with higher education experiencing a significant impact. Shortly after the World Health Organization declared the global pandemic, millions of students needed to move away from their campus-based, face-to-face classes and abruptly switch to online learning. For many years, we have had the capacity to deliver high-quality, digital learning experiences, and we acted quickly to leverage our existing technologies and learning platforms to serve students outside of the traditional classroom setting. In addition to transitioning to fully online delivery, we also effectively moved other essential functions, including student support services and marketing and enrollment, to a fully remote environment. We have communicated with our students, faculty and staff regularly throughout the pandemic to ensure that they remain informed of our response. While Laureate universities continue to deliver learning online, they also are focused on planning for a safe return to campus, when appropriate to do so. Most of our universities are expected to adopt a phased approach, prioritizing classes that require the use of labs and other physical resources. Consistent with local regulations and health authority recommendations, we will implement a range of precautions to protect the health and safety of our students, faculty and staff, to ensure the safe return of activity on our campuses.

We also moved quickly to support our corporate workforce transitioning to an entirely remote, online environment. We launched “Excelling Remotely,” an initiative to share resources, best practice and inspiration for employees to ensure a successful transition to remote work. In addition, we established a COVID-19 Employee Relief Fund to provide financial assistance to those experiencing financial hardship as a direct result of the pandemic.

Our History

Since making our first investment in global higher education in 1999, we have focused on expanding access to differentiated higher education and learning opportunities to traditionally underserved areas of the world. In August 2007, we were acquired in a leveraged buyout by a consortium of investment funds and other investors. On February 6, 2017, we consummated our initial public offering and shares of our Class A Common Stock began trading on the Nasdaq under the symbol “LAUR”.

Public Benefit Corporation Status

In October 2015, we redomiciled in Delaware as a public benefit corporation as a demonstration of our long-term commitment to our mission to benefit our students and society. Public benefit corporations are a relatively new class of corporations that are intended to produce a public benefit and to operate in a responsible and sustainable manner. Under Delaware law, public benefit corporations are required to identify in their certificate of incorporation the public benefit or benefits they will promote and their directors have a duty to manage the affairs of the corporation in a manner that balances the pecuniary interests of the stockholders, the best interests of those materially affected by the corporation’s conduct, and the specific public benefit or public benefits identified in the public benefit corporation’s certificate of incorporation. Public benefit corporations organized in Delaware also are required to assess their benefit performance internally and to disclose publicly at least biennially a report detailing their success in meeting their benefit objectives.

Our public benefit, as provided in our amended and restated certificate of incorporation, is to produce a positive effect (or a reduction of negative effects) for society and persons by offering diverse education programs delivered online and on premises operated in the communities that we serve. By doing so, we believe that we provide greater access to cost-effective, high-quality higher education that enables more students to achieve their academic and career aspirations. Our Continuing Operations are outside the United States, where there is a large and growing imbalance between the supply and demand for quality higher education. Our stated public benefit is firmly rooted in our company mission and our belief that when our students succeed, countries prosper and societies benefit. Becoming a public benefit corporation underscores our commitment to our purpose and our stakeholders, including students, regulators, employers, local communities and stockholders.

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

Continuing Operations

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

Depending on each state, other requirements may apply; for example, in certain states, private institutions that provide educational services with REVOEs need to be registered with the corresponding local authorities.

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

A new higher education bill was approved by the senate on December 9, 2020, and we currently anticipate that the house of representatives will consider the legislation in the spring of 2021. Should the bill be enacted, no foreseeable material changes are expected to impact the business.

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

In November 2018, Laureate Education Peru SRL acquired Instituto de Educación Superior Tecnológico Privado Red Avansys S.A.C. (“Avansys”). Avansys is an Institute that offers 25 degrees to approximately 3,000 students in a single campus located in downtown Lima in an educational cluster for Institutes. Avansys obtained its license from the Ministry of Education in April 2018, for a five-year period. Cibertec and Avansys merged from a corporate and tax perspective as of February 1, 2019 and changed its corporate name to Instituto de Educación Superior Cibertec SAC. (“IES Cibertec”). During November 2019, the Ministry of Education issued a license for both entities (like separate entities for regulatory purposes) to permit cross selling of degrees in campuses of both the former Avansys and/or Cibertec. A merged license for IES Cibertec will be required.

Discontinued Operations

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

With respect to the federal role, the National Educational Basis and Guidelines Law (“LDB”), provides the general framework for the provision of educational services in Brazil and establishes the duty of the federal government to:

•coordinate the national education policy;

•ensure national process of evaluation of higher education institutions, with the cooperation of evaluation agencies that have responsibility for this level of education; and to create an evaluation process for the academic performance of elementary, secondary and higher education in collaboration with educational institutions in order to improve the quality of education; and

•issue rules and regulations regarding higher education.

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

SERES-Higher Education Regulation and Supervision Secretariat

In 2011, SERES - which operates as a MEC branch - became the specific agency directly responsible for regulation and supervision of public and private HEIs, as well as undergraduate courses and lato sensu graduate programs, for both face-to-face and distance learning modalities. Its mission is to elevate the quality level of all higher education through the establishment of guidelines for the expansion of HEIs and their courses, in accordance with national curriculum guidelines and proprietary quality parameters.

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

Regarding their organizational and academic prerogatives, institutions of undergraduate learning can be:

•Colleges (faculdades): Colleges are institutions of public or private education offering degree programs in more than one area of knowledge that are supported by a single supporting entity and have specific administration and management. Colleges may offer programs at the following levels: traditional undergraduate programs, technological undergraduate programs, specialization and graduate programs (master’s and Ph.D. degrees). Colleges do not have minimum requirements for the qualifications of professors and their labor practices and cannot establish new campuses or create programs and new locations without the prior permission of MEC.

•University Centers (centro universitários): University centers are public or private educational institutions that offer a variety of programs in higher education, including undergraduate programs, extension courses and lato sensu graduate programs-master’s and Ph.D. degrees; they must also provide learning opportunities and career development for their professors. At least one third of the faculty of a university center must be composed of persons with master’s or doctorate degrees. In addition, at least one fifth of its professors must be composed of professors who work full time. University centers have the autonomy to create, organize and extinguish individual courses and degree programs, as well as relocate or expand locations in their existing programs in the municipality in which the university center’s headquarters is located, without the prior permission of MEC. Under certain circumstances, university centers are allowed to open campuses outside the municipality in which its seat is located; however, such campuses will not enjoy the same autonomy prerogatives.

•Universities (universidades): Universities are public or private institutions of higher education that offer several degree programs, extension activities and development of institutional research. Like the university centers, at least one third of the faculty of a university must be composed of persons with master’s or doctorate degrees. In addition, at least one third of a university’s faculty must be composed of professors who work full time. Similar to university centers, universities have autonomy to create, organize and extinguish individual courses and degree programs, as well as to relocate or expand locations in their existing programs in the municipality in which the university’s headquarters is located, without prior permission of MEC. Additionally, universities have the ability, upon prior authorization by MEC, to apply for accreditation of new campuses and courses outside the municipality in which the university’s seat is located, provided that they are within the same state as the seat, and, under certain circumstances, autonomy might be extended to them as well.

Among the HEIs in the Laureate International Universities network are one faculdade (Faculdade Internacional da Paraíba, located in João Pessoa, PB), six university centers (Centro Universitário FADERGS, located in Porto Alegre, RS; Centro Universitário dos Guararapes, located in Jaboatão dos Guararapes, PE; FMU Education Group (formed by Centro Universitario das Faculdades Metropolitanas Unidas – FMU and Centro Universitario FIAM-FAAM), located in São Paulo, SP; Centro Universitário Ritter dos Reis, located in Porto Alegre, RS; and Centro Universitario IBMR, located in Rio de Janeiro, RJ), and three universities (Universidade Potiguar, located in Natal, RN; UNIFACS-Universidade Salvador, located in Salvador, BA; and Universidade Anhembi Morumbi, located in São Paulo, SP). Originally standalone HEIs, Faculdades Porto-Alegrense and Faculdade dos Guararapes de Recife have been integrated, respectively, to Centro Universitário Ritter dos Reis and Centro Universitário dos Guararapes. Also included are Business School São Paulo, a professional degree-granting premium branch owned and operated by Universidade Anhembi Morumbi, and CEDEPE Business School, a professional degree-granting premium branch owned and operated by Guararapes. As noted below, each form of HEI is entitled to a different level of autonomy within the regulatory framework. In turn, we factor the respective levels of autonomy into the operational strategy for each HEI, as the requirement of prior or post-facto MEC approval can delay or nullify specific new campus expansion projects, new course offerings, and increases in the number of authorized seats per course.

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

As a means of coping with the COVID-19 pandemic, MEC issued a series of regulations allowing activities developed in the face-to-face programs to be provided online, though preserving certain peculiarities, such as their synchronous character. All planning to resume face-to-face classes is subject to the sanitary conditions assessed by the States and will follow the respective protocols.

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

External evaluations of institutions of higher education are carried out by INEP in two instances, first, when an institution applies for its first accreditation, and second, by the end of each of SINAES’s evaluation, primarily based on the following criteria: (i) institutional development plan; (ii) social and institutional responsibility; (iii) infrastructure and financial condition; and (iv) pedagogical monitoring of student academic performance.

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

An HEI that has joined PROUNI and remains in good standing is exempt, in whole or in part, from the following taxes during the period in which the term of membership is in effect:

•IRPJ (income tax) and CSLL (social contribution), with respect to the portion of net income in proportion to revenues from traditional and technology undergraduate programs; and

•Cofins (Contribution for the Financing of Social Security) and PIS (Program of Social Integration), concerning revenues from traditional and technology undergraduate programs.

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

Due to the effects of the COVID-19 pandemic, several measures to assist beneficiaries were implemented, such as temporary payment suspension and deadline extension for renewing contracts.

As of December 31, 2020, approximately 4.3% of our students in Brazil participated in FIES, representing approximately 8.5% of our Brazil 2020 net revenues.

U.S. Regulation

U.S. institutions of higher education that are eligible to receive Title IV federal student aid funds must obtain and maintain approvals from the U.S. Department of Education (the “DOE”), the state(s) in which they are located and an accrediting agency recognized by the DOE, i.e., the U.S. regulatory triad.

Walden University, our postsecondary educational institution in the United States, is subject to extensive regulation by the DOE, accrediting agencies and state educational agencies. The regulations, standards and policies of these agencies cover substantially all of the operations of Walden University, including its educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, finances, results of operations and financial condition.

As an institution of higher education that grants degrees and diplomas, Walden University is required to be authorized by appropriate state educational agencies. In addition, the DOE regulates Walden University due to its participation in federal student financial aid programs under Title IV of the U.S. Higher Education Act (the “HEA”), or Title IV programs. Title IV programs currently include grants and educational loans provided directly by the federal government, including loans to students and parents through the William D. Ford Federal Direct Loan Program (the “Direct Loan Program”). The Direct Loan Program offers Federal Stafford Loans, Federal Parent PLUS Loans, Federal Grad PLUS Loans and Federal Consolidation Loans. A significant percentage of students at Walden University rely on the availability of Title IV programs to finance their cost of attendance.

In addition to complying with specific requirements contained in the HEA and regulations issued thereunder by the DOE, in order to participate in Title IV programs, Walden University also is required to maintain authorization by an appropriate state educational agency or agencies and be accredited by an accrediting agency recognized by the DOE.

We plan and implement our business activities to comply with the standards of these regulatory agencies. Historically, Walden University has maintained eligibility to access Title IV funding.

State Education Authorization and Regulation

Walden University is required by the HEA to be authorized by applicable state educational agencies in the states in which it is located to participate in Title IV programs. To maintain requisite state authorizations, Walden University is required to continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs and various operational and administrative procedures. These standards can be different from and conflict with the requirements of the DOE and other applicable regulatory bodies. State laws and regulations are subject to change and may limit our ability to offer educational programs and offer certain degrees. Some states may also prescribe financial regulations that are different from those of the DOE and may require the posting of surety bonds. Failure to comply with the requirements of applicable state educational agencies could result in us losing our authorization to offer educational programs in those states and in applicable state educational agencies forcing us to cease enrolling students in their state. Alternatively, the state educational licensing agencies could restrict the institution’s ability to offer certain degree or diploma programs. The loss of an authorization by the state in which the institution is based could also impact the ability of such institution to participate in Title IV programs.

Walden University is authorized by the Minnesota Office of Higher Education, the applicable state educational licensing agency of its home state, to operate and to grant degrees or diplomas, which authorizations are required for students at the institution to be eligible to receive funding under Title IV programs. Additionally, we review the licensure or authorization requirements of other states to determine whether our activities in those states may constitute a presence or otherwise may require licensure or authorization by the respective state education agencies. Several states have asserted jurisdiction over educational institutions offering online degree programs that have no physical location or other presence in the state, but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, conducting practica or sponsoring internships in the state, employing faculty who reside in the state or advertising to or recruiting prospective students in the state.

In recent years, regional state compacts have created the National Council for State Authorization Reciprocity Agreements (“NC-SARA”), which is a voluntary agreement among member states and U.S. territories that establishes comparable national standards for interstate offering of postsecondary distance-education courses and programs. As of the date of this filing, all states except California participate in NC-SARA. NC-SARA requires each participating institution to have a federal composite score as measured by the DOE at the parent level of a 1.5 (or a 1.0 with justification acceptable to the state). Walden University does not participate in NC-SARA because the most recent federal composite score for Laureate as measured by the DOE is below 1.0. Accordingly, Walden University must apply for and comply with each state’s authorization requirements. Many states have established or are proposing legislation or regulations to create new or different criteria for authorization of “non-SARA” institutions, including requiring them to post bonds and/or meet composite score requirements. If Walden University does not meet these requirements, it may not enroll students in that state.

Additionally, the DOE recently revised its state authorization requirements pertaining to distance education. On November 1, 2019, the DOE published final regulations regarding state authorization for programs offered through distance education. Among other provisions, these final regulations require that an institution participating in the Title IV federal student aid programs and offering post-secondary education through distance education be authorized by each state in which the institution enrolls students, if such authorization is required by the state. The final regulations also eliminated or revised certain disclosure requirements applicable to institutions participating in the Title IV federal student aid programs. The DOE will also recognize, but not require, authorization through participation in a state authorization reciprocity agreement, if the agreement does not prevent a state from enforcing its own general-purpose laws or regulations outside of the state authorization of distance education. These regulations became effective on July 1, 2020.

In recent years, the proprietary education industry has experienced broad-based, intensifying scrutiny in the form of increased investigations and enforcement actions. State attorneys general and educational authorizing agencies in several states, as well as the U.S. Federal Trade Commission (the “FTC”) and Consumer Financial Protection Bureau, have become more active in enforcing consumer protection laws, especially related to recruiting practices and the financing of education at proprietary educational institutions.

State Professional Licensure

Many states have specific licensure requirements that an individual must satisfy to be licensed as a professional in specified fields, including fields such as education and healthcare. These requirements vary by state and by field. A student’s success in obtaining licensure following graduation typically depends on several factors, which may include, but are not limited to: the background and qualifications of the individual graduate; whether the institution or the program was approved by the applicable state agencies in the state in which the graduate seeks licensure; whether the program from which the student graduated meets all requirements for professional licensure in that state; whether the institution or the program is accredited and, if so, by what accrediting agencies; and whether the institution’s degrees are recognized by other states in which a student may seek to work. Several states also require that graduates pass a state test or examination as a prerequisite to becoming certified in certain fields, such as teaching and nursing. In several states, an educational program must be accredited by an accrediting agency affiliated with a professional association in order for graduates to be licensed in that professional field. In the field of psychology, an increasing number of states require approval by either the American Psychological Association (“APA”) or the Association of State and Provincial Psychology Boards (“ASPPB”). To date, Walden University has been unable to obtain approval of its Ph.D. program in Counseling Psychology from the ASPPB or APA.

Accreditation

Accreditation is a private, non-governmental process for evaluating the quality of educational institutions and their programs in areas, including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources and financial stability. To be recognized by the DOE, accrediting agencies must comply with DOE regulations, which require, among other things, that accrediting agencies adopt specific standards for their review of educational institutions, conduct peer review evaluations of institutions and publicly designate those institutions that meet their criteria. An accredited institution is subject to periodic review or review when necessary by its accrediting agencies to determine whether it continues to meet the performance, integrity and quality required for accreditation. Walden University is institutionally accredited by the Higher Learning Commission, a regional accrediting agency recognized by the DOE. Accreditation by the Higher Learning Commission is important to us for several reasons, one being that it enables eligible students at Walden University to receive Title IV financial aid. In addition, other colleges and universities depend, in part, on an institution’s accreditation in evaluating transfers of credit and applications to graduate schools. Employers also rely on the accredited status of institutions when evaluating candidates’ credentials, and students and corporate and government sponsors under tuition reimbursement programs consider accreditation as assurance that an institution maintains quality educational standards.

In addition to institution-wide accreditation, there are numerous specialized accrediting agencies that accredit specific programs or schools within their jurisdiction, many of which are in healthcare and professional fields. Accreditation of specific programs by one of these specialized accrediting agencies signifies that those programs have met the additional standards of those agencies. In addition to being accredited by regional and/or national accrediting agencies, Walden University also has the following specialized accreditations:

•the Council for Accreditation of Counseling and Related Educational Programs accredits the M.S. in Clinical Mental Health Counseling, M.S. in Marriage, Couple and Family Counseling, M.S. in Addictions Counseling, M.S. in School Counseling and Ph.D. in Counselor Education and Supervision programs;

•the Commission on Collegiate Nursing Education accredits the Bachelor of Science in Nursing, Master of Science in Nursing and Doctor of Nursing Practice programs;

•the Accreditation Council for Business Schools and Programs accredits the B.S. in Business Administration, Master of Business Administration, Doctor of Business Administration and Ph.D. in Management programs and granted Specialized Accounting Accreditation to the B.S. in Accounting and M.S. in Accounting programs;

•the Council for the Accreditation of Educator Preparation (formerly the National Council for Accreditation of Teacher Education) accredits the initial teacher preparation programs in the Richard W. Riley College of Education and Leadership;

•the Project Management Institute Global Accreditation Center for Project Management Education Program accredits the M.S. in Project Management program;

•the ABET accredits the B.S. in Information Technology program;

•the Council on Social Work Education accredits the master’s in social work program and the bachelor’s in social work program;

•the Council on Education for Public Health accredits the master’s in public health program; and

•the American Nurses Credentialing Center accredits continuing education certificates in nursing education, nursing informatics and nursing leadership and management.

Congressional Activity

The U.S. Congress must authorize and appropriate funding for Title IV programs under the HEA and can change the laws governing Title IV programs at any time. Congress reauthorizes the HEA, which governs federal financial assistance for higher education, generally every five to ten years. The HEA was most recently reauthorized in August 2008. In addition to comprehensive reauthorizations of the HEA, Congress may periodically revise the law and other statutory requirements governing Title IV programs. The Consolidated Appropriations Act for federal fiscal year 2021 included a number of significant changes to federal student aid policy, including changes to the needs analysis applicable to certain Title IV programs, expanded eligibility for Pell Grants and a repeal of the limitation on lifetime subsidized loan eligibility for undergraduate students. It is likely that there will be bills introduced in the current 117th Congress to reauthorize and further amend the HEA. In addition to Title IV programs, eligible veterans and military personnel may receive educational benefits under other federal programs. Congress has the authority to determine the funding levels for programs benefiting eligible veterans and military personnel. We cannot predict the timing and terms of any eventual HEA reauthorization, including any potential changes to institutional participation or student eligibility requirements or funding levels for particular Title IV programs, or for programs providing educational benefits to veterans and military personnel, or the nature of any future revisions to the law or regulations related to these programs.

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

Significant aspects of Title IV programs include the following:

Eligibility and certification procedures. Walden University must apply periodically to the DOE for continued certification to participate in Title IV programs. Such recertification generally is required every six years, but may be required earlier, including when an institution undergoes a change in control or expands its activities in certain ways, such as opening an additional location, adding a new educational program or modifying the academic credentials it offers. The DOE may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards and in certain other circumstances, such as when an institution is certified for the first time or undergoes a change in control. During the period of provisional certification, the institution must comply with any additional conditions included in the institution’s program participation agreement with the DOE. In addition, the DOE may more closely review an institution that is provisionally certified if it applies for recertification or approval to open a new location, add an educational program, acquire another institution or make any other significant change. If the DOE determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs without advance notice or opportunity for the institution to challenge the action. Students attending provisionally certified institutions remain eligible to receive Title IV program funds. Walden University currently is provisionally certified to participate in Title IV programs on a month-to-month basis. The provisional certification is due to both Laureate’s failing composite score under the DOE’s financial responsibility standards (see below) and the DOE’s approval of Laureate’s initial public offering in February 2017, which it viewed as a change in control. In addition, the certification is month-to-month because Walden University’s most recent certification period expired, but remains in effect on a month-to-month basis while the DOE reviews the pending pre-acquisition review application relating to the acquisition of Walden University by Adtalem Global Education Inc. (“Adtalem”). Walden University also is subject to a letter of credit and is subject to additional cash management requirements with respect to its disbursements of Title IV funds, as well as certain additional reporting and disclosure requirements.

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

Financial responsibility. The HEA and DOE regulations establish extensive standards of financial responsibility that institutions such as Walden University must satisfy to participate in Title IV programs. The DOE evaluates institutions for compliance with these standards on an annual basis based on the institution’s annual audited financial statements, as well as when the institution applies to the DOE to have its eligibility to participate in Title IV programs recertified. The most significant financial responsibility standard is the institution’s composite score, which is derived from a formula established by the DOE based on three financial ratios: (1) equity ratio, which measures the institution’s capital resources, financial viability and ability to borrow; (2) primary reserve ratio, which measures the institution’s ability to support current operations from expendable resources; and (3) net income ratio, which measures the institution’s ability to operate at a profit or within its means. The DOE assigns a strength factor to the results of each of these ratios on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and positive 3.0 reflecting financial strength. The DOE then assigns a weighting percentage to each ratio and adds the weighted scores for the three ratios together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible without the need for further DOE oversight. In addition to having an acceptable composite score, an institution must, among other things, provide the administrative resources necessary to comply with Title IV program requirements, meet all of its financial obligations including required refunds to students and any Title IV liabilities and debts, be current in its debt payments and not receive an adverse, qualified or disclaimed opinion by its accountants in its audited financial statements.

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

The DOE measures the financial responsibility of Walden University on the basis of the Laureate consolidated audited financial statements and not at the individual institution level. Based on Laureate’s composite score for its fiscal year ended December 31, 2019, the DOE determined that it and, consequently, Walden University, failed to meet the standards of financial responsibility. As a result, in a letter sent to Laureate on September 11, 2020, the DOE required Laureate to decrease its existing letter of credit to $83.6 million (10% of the Title IV program funds that the schools received during the most recently completed fiscal year), continued the institutions on Heightened Cash Monitoring 1 and required Laureate to continue to comply with additional notification and reporting requirements, including submitting bi-weekly cash flow statements for Laureate and monthly student rosters of the institutions, which has been a requirement since April 2018. Although the DOE does not measure the financial responsibility of Walden University at the individual institutional level, the DOE has calculated an unofficial composite score for Walden University for state authorization purposes, and the score is 2.9 out of a possible 3.0.

Any requirement to provide, maintain or increase a letter of credit or other sanctions that may be imposed by the DOE could increase our cost of regulatory compliance and could affect our cash flows. The DOE has the discretion to increase our letter of credit requirements at any time. If Walden University is unable to meet the minimum composite score requirement or comply with the other standards of financial responsibility, and could not post a required letter of credit or comply with the alternative bases for establishing financial responsibility, then students at Walden University could lose their access to Title IV program funding.

On September 23, 2019, the DOE published final regulations regarding, among other things, events that the DOE considers early warning signs of financial difficulty, the occurrence of which may require an institution to provide the DOE with a letter of credit or other surety. These regulations became effective on July 1, 2020. The regulations also include provisions regarding the treatment of operating leases in the financial responsibility composite score methodology, more specifically define and require disclosures concerning the composite score’s inclusion of debt obtained for long-term purposes, and revise limited aspects of the composite score formula to account for changes in accounting terminology. For additional information regarding this rule and new regulations, see “—Borrower Defense-to-Repayment.”

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

The “90/10 Rule.” A requirement of the HEA commonly referred to as the “90/10 Rule” provides that an institution loses its eligibility to participate in Title IV programs if, under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of revenue, the institution derives more than 90% of its revenues for any fiscal year from Title IV program funds. This rule applies only to proprietary post-secondary educational institutions, including Walden University. An institution is subject to loss of eligibility to participate in Title IV programs if it exceeds the 90% threshold for two consecutive fiscal years, and an institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification and may be subject to addition conditions or sanctions imposed by the DOE.

Using the DOE’s formula under the “90/10 Rule,” Walden University derived approximately 76% of its revenues (calculated on a cash basis) from Title IV program funds in each of fiscal years 2020, 2019 and 2018, respectively.

The ability of Walden University to maintain 90/10 rates below 90% will depend on our enrollments, any increases in students Title IV funding eligibility in the future, and other factors outside of our control, including any reduction in government assistance for military personnel, including veterans, or changes in the treatment of such funding for the purposes of the 90/10 calculation. In recent years, several members of Congress have introduced proposals and legislation that would modify the 90/10 Rule. One such proposal would revise the 90/10 Rule to an 85/15 rule and would count DoD tuition assistance and GI Bill education benefits toward that limit. We cannot predict whether, or the extent to which, these actions could result in legislation or further rulemaking affecting the 90/10 Rule.

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

Walden University’s official cohort default rates for the 2017, 2016 and 2015 federal fiscal years were 6.8%, 6.9% and 7.3%, respectively. The average national student loan default rates published by the DOE for all institutions that participated in the federal student aid programs for 2017, 2016 and 2015 were 9.7%, 10.1% and 10.8%, respectively, and for all proprietary institutions that participated in the federal student aid programs for 2017, 2016 and 2015 were 14.7%, 15.2% and 15.6%, respectively.

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

Compliance reviews. Walden University is subject to announced and unannounced compliance reviews and audits by various external agencies, including the DOE, its Office of Inspector General, state licensing agencies, various state approving agencies for financial assistance to veterans and accrediting agencies. In general, after the DOE conducts a site visit and reviews data supplied by an institution, the DOE sends the institution a program review report and affords the institution with an opportunity to respond to any findings. The DOE then issues a final program review determination letter, which identifies any liabilities.

Our institutions are subject to regulatory oversight and from time to time must respond to inquiries about their compliance with the various statutory requirements under which they operate. On September 14, 2020, Walden University received a letter from the Civil Division of the United States Department of Justice (referred to herein as “DOJ”) indicating that the DOJ is examining whether Walden University, in the operation of its Masters of Science in Nursing program (referred to herein as the “Nursing Program”), may have violated the Federal False Claims Act by misrepresenting compliance with its program participation agreement with the DOE, which agreement covers Walden University’s participation in federal student financial aid programs under Title IV of the U.S. Higher Education Act. The letter invites Walden University to provide information regarding a number of specific areas primarily related to the practicum component of its Nursing Program, but it makes no allegations of any misconduct or wrongdoing by Walden University. Further, on November 9, 2020, Walden University received notice from the Higher Learning Commission (“HLC”) that a public “Governmental Investigation” designation would be assigned to Walden University due to the DOJ inquiry and such designation became effective on November 9, 2020. On November 24, 2020, representatives of Walden University met with individuals from the DOJ to present the information requested. While Laureate is cooperating with the DOJ’s request to voluntarily provide information, it cannot predict the timing or outcome of this matter. At this time, Laureate does not believe that this matter will have a material effect on its financial position, results of operations, or cash flows. Further, consistent with the HLC’s policies and procedures, a Governmental Investigation designation by the HLC could delay or prevent the HLC’s approval of a substantive change application to approve the pending sale of Walden University. We continue to evaluate these regulatory developments and the potential impact, if any, on the pending sale of Walden University.

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

Borrower Defense-to-Repayment.

On November 1, 2016, the DOE published a rule that, among other provisions, established new standards and processes for determining whether a William D. Ford Federal Direct Loan Program (“Direct Loan Program”) borrower has a defense to repayment (“DTR”) on a loan due to acts or omissions by the institution at which the loan was used by the borrower for educational expenses (the “2016 DTR regulations”). Among other topics, the 2016 DTR regulations established permissible borrower defense claims for discharge, procedural rules under which claims would be adjudicated, time limits for borrowers’ claims, and guidelines for recoupment by the DOE of discharged loan amounts from institutions of higher education. These aspects of the 2016 DTR regulations are applicable to loans disbursed under the Direct Loan Program on or after July 1, 2017 and before July 1, 2020.

On September 23, 2019, the DOE published final regulations regarding DTR, financial responsibility and certain other matters (the “2019 DTR regulations”). The 2019 DTR regulations became effective on July 1, 2020. Among other things, the 2019 DTR regulations modify the process and standards by which borrowers can assert a defense to the borrowers’ obligation to repay certain Title IV loans first disbursed on or after July 1, 2020. A borrower may assert a defense to repayment if he or she can establish, by a preponderance of the evidence, that the participating institution misrepresented a material fact on which the borrower reasonably relied when deciding to undertake the loan, so long as the misrepresentation “clearly and directly” relates to initial or continued enrollment at the institution, concerns the institution’s provision of educational services, and also results in financial harm to the borrower. The 2019 DTR regulations establish revised definitions for misrepresentation and financial harm and generally require a borrower to assert his or her defense to repayment within three (3) years from the date on which the student ceased to be enrolled at the institution. The 2019 DTR regulations also give the DOE five (5) years in which to seek recovery of the discharged amount from the institution, after a final written decision that a borrower is entitled to a defense to repayment. The 2019 DTR regulations also modify the “triggers” that the DOE considers early warning signs of financial difficulty, the occurrence of which may require an institution to provide the DOE with a letter of credit or other surety. The 2019 DTR regulations also include provisions regarding the treatment of operating leases in the financial responsibility composite score methodology, more specifically define and require disclosures concerning the composite score’s inclusion of debt obtained for long-term purposes, and revise limited aspects of the composite score formula to account for changes in accounting terminology.

DOE Distance Education Rulemaking Activities. On November 1, 2019, the DOE published final regulations regarding state authorization for programs offered through distance education and accreditation requirements, and those regulations became effective on July 1, 2020. For additional information regarding this new regulation, see” –State Education Authorization and Regulation.” On August 24, 2020, the DOE issued final regulations making changes to regulations that impact distance education programs in particular. The final regulations provide new definitions for, among other terms, correspondence courses, distance education, and academic engagement. Walden University offers both course-based distance education programs and direct assessment distance education programs through its Tempo Learning offerings. Under these new regulations, it is possible that students eligible for Title IV federal student aid funds who are enrolled in Walden University’s Tempo Learning programs will receive their funds on a more regular disbursement pattern that is better aligned with their individualized progression. The final regulations have an effective date of July 1, 2021, but the DOE will allow institutions to opt for early implementation of portions of these regulations.

Privacy of student records. The Family Educational Rights and Privacy Act of 1974 (“FERPA”) and the DOE’s FERPA regulations require educational institutions to, among other things, protect the privacy of students’ educational records by limiting an institution’s disclosure of a student’s personally identifiable information without the student’s prior written consent. If an institution fails to comply with FERPA, the DOE may require corrective actions by the institution or may terminate an institution’s receipt of further federal funds. In addition, Walden University is obligated to safeguard student information pursuant to the Gramm-Leach-Bliley Act (the “GLBA”), a federal law designed to protect consumers’ personal financial information held by financial institutions and other entities that provide financial services to consumers. Compliance with GLBA requirements also is a condition of Walden University’s continued Title IV Program participation. The GLBA and the applicable GLBA regulations require an institution to, among other things, develop and maintain a comprehensive, written information security program designed to protect against the unauthorized disclosure of personally identifiable financial information of students, parents or other individuals with whom such institution has a customer relationship. If an institution fails to comply with the applicable GLBA requirements, it may be required to take corrective actions, be subject to monitoring and oversight by the FTC, and be subject to fines or penalties imposed by the FTC. For-profit educational institutions are also subject to the general deceptive practices jurisdiction of the FTC with respect to their collection, use and disclosure of student information. The institution must also comply with the FTC Red Flags Rule, a section of the federal Fair Credit Reporting Act, that requires the establishment of guidelines and policies regarding identity theft related to student credit accounts.

Potential effect of regulatory violations. If Walden University fails to comply with the regulatory standards governing Title IV programs, the DOE could impose one or more sanctions, including requiring us to repay Title IV program funds, requiring us to post a letter of credit in favor of the DOE as a condition for continued Title IV certification, taking emergency action against us, initiating proceedings to impose a fine or to limit, suspend or terminate our participation in Title IV programs or referring the matter for civil or criminal prosecution. Because Walden University is provisionally certified to participate in Title IV programs, the DOE may revoke its certification without advance notice or advance opportunity for us to challenge that action.

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

Implementing new educational programs and increasing enrollment. The requirements and standards of state education agencies, accrediting agencies and the DOE limit our ability in certain instances to implement new educational programs or increase enrollment in certain programs. Many states require review and approval before institutions can add new programs. Walden University’s state educational agencies and institutional and specialized accrediting agencies that authorize or accredit Walden University and its programs generally require institutions to notify them in advance of implementing new programs, and upon notification may undertake a review of the quality of the facility or the program and the financial, academic and other qualifications of the institution.

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

Walden University has filed a pre-acquisition review application with the DOE in connection with the contemplated acquisition of Walden University by Adtalem. Walden has also filed applications for approval of the change of ownership with its primary accreditor, the Higher Learning Commission, and with various state educational agencies and programmatic accrediting agencies that require that such changes be approved prior to their occurrence.

Item 1A. Risk Factors

Risk Factors

In addition to the information set forth in this Form 10-K and our other filings with the SEC, you should carefully consider the following risks and uncertainties, which could materially adversely affect our business, financial condition, results of operations and cash flows. The risks identified below are not all encompassing but should be considered in establishing an opinion of our future operations. Furthermore, the impact of COVID-19 also may exacerbate the risks identified below, any one of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. The situation is changing rapidly, and additional impacts may arise of which we are not currently aware. Finally, the risks identified below may affect both our Continuing and Discontinued Operations.

Risks Relating to Our Business

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru and are subject to complex business, economic, legal, political, tax and foreign currency risks, which risks may be difficult to adequately address.

Our portfolio, which is composed of five institutions, operates in Mexico and Peru, each of which is subject to complex business, economic, legal, political, tax and foreign currency risks. We may have difficulty managing and administering our operations in multiple countries, and we may need to expend additional funds to, among other things, staff key management positions, obtain additional information technology infrastructure and successfully implement relevant course and program offerings for each market, which may materially adversely affect our business, financial condition and results of operations.

Additional challenges associated with the conduct of our business overseas that may materially adversely affect our operating results include:

•difficulty in staffing and managing foreign operations as a result of distance, language, legal and other differences;

•our presence solely in Latin America presents risks relating to regional economic pressures;

•each of our institutions is subject to unique business risks and challenges, including competitive pressures and diverse pricing environments at the local level;

•difficulty maintaining quality standards consistent with our brands and with local accreditation requirements;

•potential economic and political instability in the countries in which we operate, including student unrest;

•fluctuations in exchange rates, possible currency devaluations, inflation and hyperinflation;

•difficulty selecting, monitoring and controlling partners outside of the United States;

•compliance with a wide variety of domestic and foreign laws and regulations;

•expropriation of assets by governments;

•political elections and changes in government policies;

•difficulty protecting our intellectual property rights overseas due to, among other reasons, the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property rights;

•lower levels of availability or use of the Internet, through which our online programs are delivered;

•limitations on the repatriation and investment of funds and foreign currency exchange restrictions; and

•acts of terrorism, public health risks, crime and natural disasters, particularly in areas in which we have significant operations.

Our success in operating our business will depend, in part, on our ability to anticipate and effectively manage these and other risks related to operating in multiple countries. Any failure by us to effectively manage the challenges associated with our operations could materially adversely affect our business, financial condition and results of operations.

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

On January 27, 2020, we announced that our board of directors had authorized the Company to explore strategic alternatives for each of its businesses to unlock shareholder value. During 2020, we completed the sales of our operations in Chile, Malaysia, and Australia & New Zealand and signed definitive agreements to sell Walden University, our higher education institution in the U.S., as well as our operations in Brazil and Honduras. We expect to close the Brazil and Honduras transactions during the first half of the year. The closing for the Walden transaction is anticipated to occur in the second half of 2021.

For our institutions in Mexico and Peru, our board of directors decided after a thorough evaluation of all strategic options, including a potential sale, to continue to operate these assets under Laureate management. The decision to focus on a regional operating model in Mexico and Peru at this time does not preclude further engagement with potential buyers for those businesses.

Speculation and uncertainty regarding our exploration of strategic alternatives and pending divestitures may cause or result in:

•disruption of our businesses;

•distraction of our management and employees;

•difficulty in recruiting, hiring, motivating and retaining talented and skilled personnel;

•reduced enrollment or increased competition for enrollment at our universities;

•increased scrutiny from our regulators;

•difficulty in maintaining or negotiating and consummating new business or strategic relationships or transactions;

•increased stock price volatility; and

•increased costs, including taxes on the proceeds from any divestiture, and advisory fees and other transaction costs.

In addition, there are risks associated with our proposed divestiture activities, including that:

•we may not be able to find buyers for our businesses or complete transactions on favorable terms;

•we may be required to indemnify buyers against certain liabilities and obligations, resulting in significant post-closing exposure to the Company in respect of liabilities of the divested businesses;

•we may have challenges in identifying and separating the intellectual property and data to be divested from the intellectual property and data that we wish to retain;

•although our previous divestitures were generally implemented on tax efficient terms, we may incur significant tax costs in implementing additional divestitures;

•we may not be able to eliminate or reduce overhead and fixed costs associated with the divested assets or businesses, which will impede our ability to operate the retained businesses on a cost effective and efficient basis;

•we may be required to record impairment charges if the Company determines that (i) the estimated fair value of any of its remaining businesses is less than its carrying value or (ii) the signing of additional sale agreements requires the Company to perform additional impairment tests; and

•as we explore these additional divestitures, we may have difficulty effectively forecasting future operating results.

If we are unable to mitigate these or other potential risks related to our exploration of strategic alternatives and the execution of our pending divestitures, the resulting disruption of our businesses may have a material adverse impact on our revenue, operating results and financial condition.

An epidemic, pandemic or other public health emergency, such as the recent outbreak of a novel strain of coronavirus (COVID-19), could have a material adverse effect on our business, financial condition, cash flows and results of operations.

The extent to which COVID-19, like any other rapidly spreading contagious illness, may impact our operations will depend upon the evolution of the outbreak, which continues to be highly speculative at this time and cannot be predicted with any level of confidence. The Company cannot predict the duration of the outbreak, the severity of the illness or the scope, breadth or depth of the actions that may be taken by governmental authorities and/or other third parties in response to the outbreak.

We believe that the continued spread of COVID-19 and any resulting preventative or protective actions has, and could continue to, adversely impact our operations. While we acted quickly to leverage our existing technologies and learning platforms to serve students outside of the traditional classroom setting,—and all of our students were effectively transitioned to an online learning environment shortly after the declaration of the pandemic—our ability to retain students, enroll new students and maintain tuition levels, as well as the ability of our students to pay tuition and other fees, may be materially adversely affected by, among other things, (i) the health of our students, our faculty and their families; (ii) decreases in our students’ and/or their families’ level of disposable income; (iii) the performance and reliability of our online program infrastructure; (iv) our ability to safely return to campus, when appropriate to do so, (v) the ability of our recruiters to conduct outreach with prospective students during the student recruitment season; and (vi) adverse legislative and regulatory actions. If we are unable to retain students, enroll new students, maintain tuition levels and collect student accounts receivables, we may be required to record impairments and our business, financial condition, cash flows and results of operations may be materially adversely affected.

In addition, an epidemic, pandemic or other public health emergency could adversely affect, and, in the case of COVID-19, has adversely affected, global economies and financial markets. The depth and duration of the global economic and market turmoil resulting from COVID-19 remain highly uncertain, particularly given the lack of appropriate historical benchmarks. Reduced economic activity, increased unemployment and, in some countries, economic recession, may reduce the demand for our programs among students, which could materially adversely affect our business, financial condition, cash flows and results of operations. These adverse economic developments also may result in a reduction in the number of jobs available to our graduates and lower salaries being offered in connection with available employment, which, in turn, may result in declines in our placement and retention rates. As a result, any general economic slowdown or recession that disproportionately impacts the countries in which our institutions operate could have a material adverse effect on our business, financial condition, cash flows and results of operations. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. Additionally, the COVID-19 pandemic has resulted in severe disruption and volatility in the U.S. financial markets. The trading price of our Class A common stock has declined dramatically since the beginning of March 2020 and may continue to experience volatility and declines.

Our success depends substantially on the value of the local brands of each of our institutions and the Laureate International Universities network brand, each of which may be materially adversely affected by changes in current and prospective students’ perception of our reputation and the use of social media.

Each of our institutions has worked hard to establish the value of its individual brand. Brand value may be severely damaged, even by isolated incidents, particularly if the incidents receive considerable negative publicity. There has been a marked increase in use of social media platforms, including weblogs (blogs), social media websites, and other forms of Internet-based communications that allow individuals access to a broad audience of interested persons. We believe that students and prospective employers value readily available information about our institutions and often act on such information without further investigation or authentication, and without regard to its accuracy. In addition, some of our institutions use the Laureate name in promoting their institutions. Social media platforms and devices immediately publish the content their subscribers and participants post, often without filters or checks on the accuracy of the content posted. Information concerning our company and our institutions may be posted on such platforms and devices at any time. Information posted may be materially adverse to our interests, it may be inaccurate, and it may harm our performance, prospects and business.

Our reputation may be negatively influenced by the actions of other for-profit and private institutions.

In recent years, there have been a number of regulatory investigations and civil litigation matters targeting post-secondary for-profit education institutions in the United States and private higher education institutions in other countries. These investigations and lawsuits have attracted adverse media coverage and have been the subject of federal and state legislative hearings and investigations in the United States and in other countries. Allegations against the post-secondary for-profit and private education sectors may affect general public perceptions of for-profit and private educational institutions, including institutions in the Laureate International Universities network and us, in a negative manner. Adverse media coverage regarding other for-profit or private educational institutions or regarding us directly or indirectly could damage our reputation, reduce student demand for our programs, materially adversely affect our revenues and operating profit or result in increased regulatory scrutiny.

Growing our online academic programs could be difficult for us.

Despite our success in effectively transitioning all of our students to an online learning environment shortly after COVID-19 was declared a global pandemic by the World Health Organization in March 2020, the expansion of our existing online programs and the creation of new online academic programs may not be accepted by students or employers, or by government regulators or accreditation agencies, once we reach an epidemiological end to the pandemic. In addition, our efforts may be materially adversely affected by increased competition in the online education market or because of problems with the performance or reliability of our online program infrastructure.

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

Higher education markets around the world are highly fragmented and are very competitive and dynamic. Our institutions compete with traditional public and private colleges and universities and other proprietary institutions, including those that offer online professional-oriented programs. In each of the countries in which we operate a private institution, our primary competitors are public and other private universities, some of which are larger, more widely known and have more established reputations than our institutions. Some of our competitors in both the public and private sectors may have greater financial and other resources than we have and have operated in their markets for many years. We also face potential competition from alternative education providers that prioritize open access education to students. A number of these providers have been formed recently to provide online curriculum from leading academics at little or no cost to the student. If this new modality is successful, it could disrupt the economics of the current education model (both for-profit and not-for-profit institutions). Other competitors may include large, well-capitalized companies that may pursue a strategy similar to ours of acquiring or establishing for-profit institutions. Public institutions receive substantial government subsidies, and public and private not-for-profit institutions have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to for-profit institutions. Accordingly, public and private not-for-profit institutions may have instructional and support resources superior to those in the for-profit sector, and public institutions can offer substantially lower tuition prices or other advantages that we cannot match.

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

We continually seek to maintain and improve the content of our existing academic programs and develop new programs in order to meet changing market needs. Revisions to our existing academic programs and the development of new programs may not be accepted by existing or prospective students or employers in all instances. If we cannot respond effectively to market changes, our business may be materially adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as students or employers require or as quickly as our competitors are able to introduce competing programs. Our efforts to introduce a new academic program may be conditioned or delayed by requirements to obtain foreign, federal, state and accrediting agency approvals. The development of new programs and courses, both conventional and online, is subject to requirements and limitations imposed by the governmental regulatory bodies of the various countries in which our institutions are located. The imposition of restrictions on the initiation of new educational programs by regulatory agencies may delay such expansion plans. If we do not respond adequately to changes in market requirements, our ability to attract and retain students could be impaired and our financial results could suffer.

Establishing new academic programs or modifying existing academic programs also may require us to make investments in specialized personnel and capital expenditures, increase marketing efforts and reallocate resources away from other uses. We may have limited experience with the subject matter of new programs and may need to modify our systems and strategy. If we are unable to increase the number of students, offer new programs in a cost-effective manner or otherwise effectively manage the operations of newly established academic programs, our business, financial condition and results of operations could be materially adversely affected.

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

Our future income taxes could be materially adversely affected by earnings being lower than anticipated in jurisdictions in which we have lower statutory tax rates and higher than anticipated in jurisdictions in which we have higher statutory tax rates. In addition, changes in the valuation of our deferred tax assets and liabilities, or changes in tax laws, regulations and accounting principles, could have a material adverse effect on our future income taxes.

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

Additionally, in certain countries in which we operate, higher education institutions are either exempt from paying certain taxes, including income taxes, or pay taxes at significantly reduced rates. If we were to lose this favorable tax treatment because of a change in local tax laws, our tax liabilities could increase materially.

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

For information related to outstanding tax audits initiated by the Spanish Taxing Authorities, see “Item 3—Legal Proceedings.”

Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially adversely affect our financial results in the period or periods for which such determination is made.

Our reported revenues and earnings may be negatively affected by the strengthening of the U.S. dollar and currency exchange rates.

We report revenues, costs and earnings in U.S. dollars, while our institutions generally collect tuition in the local currency. Exchange rates between the U.S. dollar and the local currency in the countries where we operate institutions are likely to fluctuate from period to period. In 2020, essentially all of our revenues originated outside the United States. We translate revenues and other results denominated in foreign currencies into U.S. dollars for our consolidated financial statements. This translation is based on average exchange rates during a reporting period. In recent years, the U.S. dollar has strengthened against many international currencies, including the Mexican peso. As the exchange rate of the U.S. dollar strengthens, our reported international revenues and earnings are reduced because foreign currencies translate into fewer U.S. dollars. For the year ended December 31, 2020, a hypothetical 10% adverse change in average annual foreign currency exchange rates, excluding the impacts of our derivatives, would have decreased our operating income and our Adjusted EBITDA by $8.6 million and $31.8 million, respectively. For more information, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk.”

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

As of December 31, 2020, the net carrying value of our goodwill and other intangible assets totaled approximately $800.4 million. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Due to the revaluation of our assets at the time of the LBO and acquisitions we have completed historically, goodwill makes up a significant portion of our total assets. In accordance with generally accepted accounting principles, we periodically review goodwill and indefinite-lived intangibles for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Future reviews of goodwill and indefinite-lived intangibles could result in reductions. Any reduction in net income and operating income resulting from the write down or impairment of goodwill and indefinite-lived intangibles could adversely affect our financial results. If economic or industry conditions deteriorate or if market valuations decline, including with respect to our Class A common stock, we may be required to impair goodwill and indefinite-lived intangibles in future periods.

We experience seasonal fluctuations in our results of operations.

The institutions in our portfolio have a summer break, during which classes are generally not in session and minimal revenues are recognized. In addition to the timing of summer breaks, holidays such as Easter also have an impact on our academic calendar. Operating expenses, however, do not fully correlate to the enrollment and revenue cycles, as the institutions continue to incur expenses during summer breaks. Accordingly, our second and fourth quarters are stronger revenue quarters, as our institutions are in session for most of these respective quarters. Our first and third fiscal quarters are weaker revenue quarters because our institutions have summer breaks for some portion of one of these two quarters. Because a significant portion of our expenses do not vary proportionately with the fluctuations in our revenues, our results in a particular fiscal quarter may not indicate accurately the results we will achieve in a subsequent quarter or for the full fiscal year.

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

Furthermore, we are subject to a variety of laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. For example, the European Union’s privacy and data security regulation, the General Data Protection Regulation (the “GDPR”), which went into effect in May 2018, imposes more stringent requirements in how we collect and process personal data and provides for significantly greater penalties for noncompliance (including possible fines of up to 4% of total company revenue). Countries in other regions, including Mexico and Peru, have passed or are considering similar privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be interpreted. We have invested, and expect to continue to invest, significant resources to comply with the GDPR and other privacy laws and regulations.

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

Our institutions are vulnerable to natural or other disasters, including fires, floods, earthquakes, hurricanes and other events beyond our control. A number of our institutions in Mexico and Peru are located in areas that are prone to damage from major weather events, which may be substantial. For example, in 2017, Peru’s normally arid regions experienced historic, torrential rainfall and subsequent flooding. At least one of our campuses located there suffered flood-related damage. There, as elsewhere in the country, flood-related damage caused a range of disruptions, including in our case a delay in the regularly scheduled start of classes for the semester, which caused revenue disruptions. In addition, a number of our institutions in Mexico and Peru are located in areas that are prone to earthquake damage. For example, in 2017, a magnitude 7.1 earthquake struck Mexico, causing a temporary suspension of activities at several UVM and UNITEC campuses located in the affected states of Mexico City, Puebla, Veracruz, Morelos, Chiapas and Estado de México. UVM and UNITEC temporarily suspended all activities on 21 campuses at the request of the Ministry of Education. The temporary suspension lasted 12 days on average and we incurred significant direct costs for repairs due to the earthquake. It is possible that one or more of our institutions would be unable to operate for an extended period of time in the event of a hurricane, earthquake or other disaster that causes substantial damage to the area in which an institution is located. The failure of one or more of our institutions to operate for a substantial period of time could have a material adverse effect on our results of operations. In the event of a major natural or other disaster, we could also experience loss of life of students, faculty members and administrative staff, or liability for damages or injuries.

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

All of our institutions require periodic upgrades to remain attractive to parents and students. Upgrading the facilities at our institutions could be difficult for a number of reasons, including the following:

•our properties may not have the capacity or configuration to accommodate proposed renovations;

•construction and other costs may be prohibitive;

•we may fail to obtain regulatory approvals;

•it may be difficult and expensive to comply with local building and fire codes, especially as to properties that we acquired as part of past acquisitions;

•we may be unable to finance construction and other costs; and

•we may not be able to negotiate reasonable terms with our landlords or developers or complete the work within acceptable timeframes.

Our failure to upgrade the facilities of our institutions could lead to lower enrollment and could cause a material adverse effect on our business, financial condition and results of operations.

If we fail to attract and retain the key talent needed for us to timely achieve our business objectives, our business and results of operations could be harmed.

The marketplace for senior executive management candidates is very competitive. As we continue to implement changes to our corporate structure, we may experience higher unplanned turnover than in prior periods. Unplanned or repeated turnover within the senior management ranks in the corporate headquarters or in the regions in which we operate can lead to instability or weakness in oversight that creates the conditions for gaps in performance and non-compliance with our control environment or public company reporting requirements. Any one of these occurrences could adversely affect our stock price, results of operations, ability to timely report financial results, or business relationships and can make recruiting for future management positions more difficult. Competition for senior leadership may increase our overall compensation expenses, whether resulting from new hires or retention, which may negatively affect our profitability.

Litigation may materially adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation by employees, students, suppliers, competitors, minority partners, counterparties in transactions in which we purchase or sell assets, stockholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation, some of which may take place in jurisdictions in which local parties may have certain advantages over foreign parties. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, or may assert criminal charges, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may materially adversely affect our business, financial condition and results of operations. See “Item 3—Legal Proceedings.”

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

Doing business on a worldwide basis requires us to comply with the laws and regulations of numerous jurisdictions. These laws and regulations place restrictions on our operations and business practices. In particular, we are subject to the FCPA, which generally prohibits companies and their intermediaries from providing anything of value to foreign officials for the purpose of obtaining or retaining business or securing any improper business advantage, along with various other anti-corruption laws. As a result of doing business in foreign countries and with foreign partners, we are exposed to a heightened risk of violating anti-corruption laws. Although we have implemented policies and procedures designed to ensure that we, our employees and other intermediaries comply with the FCPA and other anti-corruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA or other laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire. We cannot assure you that all of our local partners will comply with these laws, in which case we could be held liable for actions taken inside or outside of the United States, even though our partners may not be subject to these laws. Any development of new partnerships and joint venture relationships worldwide would increase the risk of FCPA violations in the future.

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

In 2018, we remediated each of the four material weaknesses that were previously identified and were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See “Item 9A. Controls and Procedures—Remediation of Material Weaknesses” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Additionally, the existence of any material weakness could require management to devote significant time and incur significant expense to remediate any such material weakness and management may not be able to remediate any such material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting also could result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause the holders of our Class A common stock to lose confidence in our reported financial information, all of which could materially adversely affect our business and share price.

Risks Relating to Walden University, which is included in our Discontinued Operations, and the Highly Regulated Higher Education Industry in the United States

Failure of Walden University to comply with extensive regulatory requirements could result in significant monetary liabilities, fines and penalties, restrictions on our operations, limitations on our growth, or loss of access to federal student loans and grants for our students, on which we are substantially dependent.

Walden University, our postsecondary educational institution in the United States, is subject to extensive regulatory requirements, including at the federal, state, and accrediting agency levels. Many students at Walden University rely on the availability of federal student financial aid programs, known as Title IV programs, which are administered by the DOE, to finance their cost of attending our institution. For the fiscal year ended December 31, 2020, Walden University derived approximately 76% of its revenues (calculated on a cash basis) from Title IV program funds.

To participate in Title IV programs, Walden University must be authorized by the appropriate state education agency or agencies, accredited by an accrediting agency recognized by the DOE, and certified as an eligible institution by the DOE. As a result, Walden University is subject to extensive regulation and review by these agencies and commissions, including our educational programs, instructional and administrative staff, administrative procedures, marketing, student recruiting and admissions, and financial operations. These regulations also affect our ability to acquire or open additional institutions, add new educational programs, substantially change existing programs or change our corporate or ownership structure. The agencies and commissions that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements. Regulatory requirements are not always precise and clear, and regulatory agencies may sometimes disagree with the way we interpret or apply these requirements. If we misinterpret or are found to have not complied with any of these regulatory requirements, Walden University could suffer financial penalties, limitations on its operations, loss of accreditation, termination of or limitations on its ability to grant degrees and certificates, or limitations on or termination of its eligibility to participate in Title IV programs, each of which could materially adversely affect our business, financial condition and results of operations. In addition, if we are charged with regulatory violations, our reputation could be damaged, which could have a negative impact on our enrollments and materially adversely affect our business, financial condition and results of operations. We cannot predict with certainty how all of these regulatory requirements will be applied, or whether we will be able to comply with all of the applicable requirements in the future.

If Walden University were to lose its eligibility to participate in Title IV programs, we would experience a material and adverse decline in revenues, financial condition, results of operations, and future growth prospects. Furthermore, Walden University would be unable to continue its business as it is currently conducted, which could have a material adverse effect on the institution’s ability to continue as a going concern.

If any of the U.S. education regulatory agencies or commissions that regulate us do not approve or delay any required approvals of transactions involving a change of control, our ability to operate or participate in Title IV programs may be impaired.

If we or Walden University experiences a change of ownership or control under the standards of the DOE, any applicable accrediting agency, any applicable state educational licensing agency or any specialized accrediting agency, we must notify or seek approval of each such agency or commission. These agencies do not have uniform criteria for what constitutes a change of ownership or control. Transactions or events that typically constitute a change of ownership or control include significant acquisitions or dispositions of shares of the voting stock of an institution or its parent company, and significant changes in the composition of the board of directors of an institution or its parent company. The occurrence of some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change of control from the DOE or any applicable accrediting agency or state educational licensing agency could impair Walden University’s ability to operate or participate in Title IV programs, which could have a material adverse effect on our business, financial condition and results of operations. Failure to obtain, or a delay in receiving, approval of any change of control from any state in which Walden University is currently licensed or authorized, or from any applicable accrediting agency, could require us to suspend our activities in that state or suspend offering applicable programs until we receive the required approval, or could otherwise impair our operations.

In connection with the contemplated acquisition of Walden University by Adtalem Global Education Inc. (“Adtalem”), Walden has filed a pre-acquisition review application with the DOE and also has filed an application for approval of the change of ownership with its primary accreditor, the Higher Learning Commission, as well as with various state educational agencies and programmatic accrediting agencies that require that such changes be approved prior to their occurrence.

Our failure to obtain any required approval of any transactions from the DOE, the institutional accrediting agencies or the pertinent state educational agencies, including in connection with the contemplated acquisition of Walden University by Adtalem, could result in Walden University losing continued eligibility to participate in the Title IV programs, accreditation or state licensure, which could have a material adverse effect on our U.S. business, financial condition and results of operations.

Congress may revise the laws governing Title IV programs or reduce funding for those and other student financial assistance programs, and the DOE may revise its regulations administering Title IV programs, any of which could reduce our enrollment and revenues and increase costs of operations.

The U.S. Higher Education Act (the “HEA”) is a federal law that governs Title IV programs. The U.S. Congress must authorize and appropriate funding for Title IV programs under the HEA and can change the laws governing Title IV programs at any time. Congress reauthorizes the HEA, which governs federal financial assistance for higher education, generally every five to ten years. The HEA was most recently reauthorized in August 2008; however, the Consolidated Appropriations Act for federal fiscal year 2021 included a number of significant changes to federal student aid policy, including changes to the needs analysis applicable to certain Title IV programs, expanded eligibility for Pell Grants and a repeal of the limitation on lifetime subsidized loan eligibility for undergraduate students. It is likely that there will be bills introduced in the current 117th Congress to reauthorize and further amend the HEA. We cannot predict the timing and terms of any eventual HEA reauthorization, including any potential changes to institutional participation, student eligibility requirements or funding levels for particular Title IV programs, which terms may materially adversely affect our business, financial condition and results of operations. Apart from Title IV programs, eligible veterans and military personnel may receive educational benefits for the pursuit of higher education.

We cannot predict with certainty the future funding levels for Title IV programs, or for programs providing educational benefits to veterans and military personnel, or the nature of any future revisions to the law or regulations related to these programs. Because a significant percentage of the revenues of Walden University is and is expected to be derived from Title IV programs, any action by the U.S. Congress that significantly reduces Title IV program funding or the ability of our U.S. students to participate in Title IV programs could have a material adverse effect on Walden University’s enrollments, business, financial condition and results of operations.

In recent years, the DOE has proposed or promulgated a substantial number of new regulations that impact Walden University, including, but not limited to, borrower defenses to repayment, state authorization, and financial responsibility. For additional information regarding these regulations, see: “—The DOE has adopted regulations governing federal student loan debt forgiveness that could result in liability for amounts based on borrower defenses or affect the DOE’s assessment of our institutional capability”; “—If Walden University fails to obtain or maintain any of its state authorizations in states in which such authorization is required or fail to comply with the laws and regulations of such states, it may not be able to operate or enroll students in that state, and may not be able to award Title IV program funds to students”; and “—If Walden University does not meet specific financial responsibility standards established by the DOE, it may be required to post a letter of credit or accept other limitations to continue participating in Title IV programs, or it could lose its eligibility to participate in Title IV programs”. Any of these new or proposed regulations could have a material adverse effect on Walden University’s enrollments, business, financial condition, and results of operations.

On November 1, 2019, the DOE published final regulations regarding state authorization for programs offered through distance education and accreditation requirements, and those regulations became effective on July 1, 2020. For additional information regarding these regulations, see: “—If any Walden University fails to obtain or maintain any of its state authorizations in states in which such authorization is required or fail to comply with the laws and regulations of such states, it may not be able to operate or enroll students in that state, and may not be able to award Title IV program funds to students.” As part of a 2019 negotiating rulemaking, the DOE considered changes to current regulations pertaining to the definition of distance education and to the disbursement of Title IV funds for competency-based education programs resulting in the issuance of a final rule in August 2020 and final rules on the topic that will become effective on July 1, 2021. We cannot predict with certainty when these or other DOE regulations would be finalized or effective or the impact that such new regulations could have on our business, financial conditions or results of operations.

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

Among other topics, the 2016 DTR regulations established permissible borrower defense claims for discharge, procedural rules under which claims would be adjudicated, time limits for borrowers’ claims, and guidelines for recoupment by the DOE of discharged loan amounts from institutions of higher education. These aspects of the 2016 DTR regulations are applicable to loans disbursed under the Direct Loan Program on or after July 1, 2017 and before July 1, 2020.

On September 23, 2019, the DOE published final regulations revising the 2016 DTR regulations and addressing certain financial responsibility and other matters (the “2019 DTR regulations”). The 2019 DTR regulations became effective on July 1, 2020. Among other things, the 2019 DTR Regulations modify the process and standards by which borrowers can assert a defense to the borrowers’ obligation to repay certain Title IV loans first disbursed on or after July 1, 2020. A borrower may assert a defense to repayment if he or she can establish, by a preponderance of the evidence, that the participating institution misrepresented a material fact on which the borrower reasonably relied when deciding to undertake the loan, so long as the misrepresentation “clearly and directly” relates to initial or continued enrollment at the institution, concerns the institution’s provision of educational services, and also results in financial harm to the borrower. The 2019 DTR regulations establish revised definitions for misrepresentation and financial harm and generally require a borrower to assert his or her defense to repayment within three (3) years from the date on which the student ceased to be enrolled at the institution. The 2019 DTR regulations also give the DOE five (5) years in which to seek recovery of the discharged amount from the institution, after a final written decision that a borrower is entitled to a defense to repayment. The 2019 DTR regulations also modify the “triggers” that the DOE considers early warning signs of financial difficulty, the occurrence of which may require an institution to provide the DOE with a letter of credit or other surety. The 2019 DTR regulations also include provisions regarding the treatment of operating leases in the financial responsibility composite score methodology, more specifically define and require disclosures concerning the composite score’s inclusion of debt obtained for long-term purposes, and revise limited aspects of the composite score formula to account for changes in accounting terminology. The 2019 DTR regulations took effect on July 1, 2020, except for certain financial responsibility provisions that the DOE has designated for early implementation if an institution wishes to do so.

We cannot state with any certainty the impact that complying with the 2016 DTR regulations and the 2019 DTR regulations might have on our business. If we are required to repay the DOE for any successful DTR claims by students who attended Walden University, or if we are required to obtain additional letters of credit or increase our current letter of credit, it could materially affect our business, financial conditions and results of operations.

Walden University must periodically seek recertification to participate in Title IV programs and, if the DOE does not recertify the institution to continue participating in Title IV programs, our students would lose their access to Title IV program funds, or the institution could be recertified but required to accept significant limitations as a condition of continued participation in Title IV programs.

DOE certification to participate in Title IV programs lasts a maximum of six years, and institutions are required to seek recertification from the DOE on a regular basis to continue their participation in Title IV programs. An institution must also apply for recertification by the DOE if it undergoes a change in control, as defined by DOE regulations, and may be subject to similar review if it expands its operations or educational programs in certain ways. Generally, the recertification process includes a review by the DOE of the institution’s educational programs and locations, administrative capability, financial responsibility and other oversight categories. The DOE could limit, suspend or terminate an institution’s participation in Title IV programs for violations of the HEA or Title IV regulations. As discussed in more detail under “Item 1—Business—Industry Regulation—Discontinued Operations—U.S. Regulation,” Walden University currently participates in the Title IV programs pursuant to the DOE’s provisional form of certification on a month-to-month basis.

If the DOE does not renew or withdraws Walden University’s certifications to participate in Title IV programs at any time, students would no longer be able to receive Title IV program funds. Similarly, the DOE could renew Walden University’s certifications, but restrict or delay Title IV funding, limit the number of students to whom it could disburse such funds or impose other restrictions. In addition, the DOE may take emergency action to suspend Walden University’s certifications without advance notice if it receives reliable information that the institution is violating Title IV requirements and it determines that immediate action is necessary to prevent misuse of Title IV funds. Any of these outcomes could have a material adverse effect on Walden University’s enrollments and our business, financial condition and results of operations.

Walden University would lose its ability to participate in Title IV programs if it fails to maintain its institutional accreditation, and our student enrollments could decline if we fail to maintain any of our accreditations or approvals.

An institution must be accredited by an accrediting agency recognized by the DOE to participate in Title IV programs. Walden University is so accredited, and such accreditation is subject to renewal or review periodically or when necessary. If Walden University fails to satisfy any of its accrediting commission’s standards, it could lose its accreditation by its respective accrediting commission, which would cause it to lose eligibility to participate in Title IV programs and experience a significant decline in total student enrollments. In addition, Walden University’s individual educational programs are accredited by specialized accrediting commissions or approved by specialized state agencies. If Walden University fails to satisfy the standards of any of those specialized accrediting commissions or state agencies, it could lose the specialized accreditation or approval for the affected programs, which could result in materially reduced student enrollments in those programs and have a material adverse effect on our business, financial condition and results of operations. In addition, if one of Walden University’s accrediting bodies loses recognition by the DOE, the institution could lose its ability to participate in Title IV programs.

If Walden University fails to obtain or maintain any of its state authorizations in states in which such authorization is required or fails to comply with the laws and regulations of such states, it may not be able to operate or enroll students in that state, and may not be able to award Title IV program funds to students.

The DOE requires that an educational institution be authorized in each state in which it physically operates in order to participate in Title IV programs. The level of regulatory oversight varies substantially from state to state. Walden University is authorized by the Minnesota Office of Higher Education, the applicable state educational licensing agency of its home state, to operate and to grant degrees or diplomas, which authorizations are required for students at the institution to be eligible to receive funding under Title IV programs. If Walden University fails to continuously satisfy applicable standards for maintaining its state authorization in a state in which it is physically located, it could lose its authorization from the applicable state educational agency to offer educational programs and could be forced to cease operations in that state. Such a loss of authorization would also cause its location in the state to lose eligibility to participate in Title IV programs, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our online educational programs offered by Walden University and the constantly changing regulatory environment require us to continually evaluate our state regulatory compliance activities. We review the licensure or authorization requirements of other states to determine whether our activities in those states constitute a presence or otherwise require licensure or authorization by the respective state education agencies.

In recent years, regional state compacts have created the National Council for State Authorization Reciprocity Agreements (“NC-SARA”), which is a voluntary agreement among member states and U.S. territories that establishes comparable national standards for interstate offering of postsecondary distance-education courses and programs. As of the date of this filing, all states except California participate in NC-SARA. NC-SARA requires each participating institution to have a federal composite score as measured by the DOE at the parent level of a 1.5 (or a 1.0 with justification acceptable to the state). Walden University does not participate in NC-SARA because the most recent federal composite score for Laureate as measured by the DOE is below 1.0. Accordingly, Walden University must apply for and comply with each state’s applicable authorization requirements related to its distance education activities. Many states have established or are proposing legislation or regulations to create new or different criteria for authorization of “non-SARA” institutions, including requiring them to post bonds and/or meet composite score requirements. If Walden University does not meet these requirements, it may not enroll students in that state, which could have a material impact on our business.

Additionally, the DOE recently revised its state authorization requirements pertaining to distance education. On November 1, 2019, the DOE published final regulations revising its requirements relating to state authorization for programs offered through distance education. These regulations became effective on July 1, 2020. Among other provisions, these final regulations require that an institution participating in the Title IV federal student aid programs and offering post-secondary education through distance education be authorized by each state in which the institution enrolls students, if such authorization is required by the state. The final regulations also eliminated or revised certain disclosure requirements applicable to institutions participating in the Title IV federal student aid programs. The DOE stated that it would accept, although it does not require, authorization through participation in a state authorization reciprocity agreement; provided that the agreement does not prevent a state from enforcing its own general-purpose laws or regulations outside of the state authorization of distance education.

Any failure to comply with state requirements for our campuses or our distance education programs, or any new or modified regulations at the federal or state level, could result in our inability to enroll students or receive Title IV funds for students in those states and could result in restrictions on our growth and enrollments. If Walden University fails to comply with state licensure or authorization requirements, we could be subject to various sanctions, including restrictions on recruiting students, providing educational programs and other activities in that state, and fines and penalties. Additionally, new laws, regulations or interpretations related to providing online educational programs and services could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and otherwise have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the DOE has specific rules prohibiting substantial misrepresentations to students, members of the public, accrediting agencies and state licensing agencies, as well as the DOE. In the event that the DOE determines that an institution engaged in a substantial misrepresentation, it can revoke the institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny participation applications on behalf of the institution, or seek to fine, suspend or terminate the institution’s participation in Title IV programs. These regulations provide grounds for private litigants to seek to enforce the expanded regulations through False Claims Act litigation. On September 14, 2020, Walden University received a letter from the Civil Division of the United States Department of Justice (referred to herein as “DOJ”) indicating that the DOJ is examining whether Walden University, in the operation of its Masters of Science in Nursing program (referred to herein as the “Nursing Program”), may have violated the Federal False Claims Act by misrepresenting compliance with its program participation agreement with the DOE, which agreement covers Walden University’s participation in federal student financial aid programs under Title IV of the U.S. Higher Education Act. The letter invites Walden University to provide information regarding a number of specific areas primarily related to the practicum component of its Nursing Program, but it makes no allegations of any misconduct or wrongdoing by Walden University. Further, on November 9, 2020, Walden University received notice from the Higher Learning Commission (“HLC”) that a public “Governmental Investigation” designation would be assigned to Walden University due to the DOJ inquiry and such designation became effective on November 9, 2020. On November 24, 2020, representatives of Walden University met with individuals from the DOJ to present the information requested. While Laureate is cooperating with the DOJ’s request to voluntarily provide information, it cannot predict the timing or outcome of this matter. At this time, Laureate does not believe that this matter will have a material effect on its financial position, results of operations, or cash flows. Further, consistent with the HLC’s policies and procedures, a Governmental Investigation designation by the HLC could delay or prevent the HLC’s approval of a substantive change application to approve the pending sale of Walden University. We continue to evaluate these regulatory developments and the potential impact, if any, on the pending sale of Walden University.

In the event that any of our past or current business practices are found to violate applicable consumer protection laws, or if we are found to have made misrepresentations to our current or prospective students about our educational programs, we could be subject to monetary fines or penalties and possible limitations on the manner in which we conduct our business, which could materially adversely affect our business, financial condition, results of operations and cash flows. To the extent that more states or government agencies commence investigations, act in concert, or direct their focus on Walden University, the cost of responding to these inquiries and investigations could increase significantly, and the potential impact on our business would be substantially greater.

If Walden University does not comply with the DOE’s “administrative capability” standards, we could suffer financial penalties, be required to accept other limitations to continue participating in Title IV programs or lose our eligibility to participate in Title IV programs.

DOE regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV programs. These criteria require, among other things, that we comply with all applicable Title IV program regulations; have capable and sufficient personnel to administer the federal student financial aid programs; not have student loan cohort default rates in excess of specified levels; have acceptable methods of defining and measuring the satisfactory academic progress of our students; have various procedures in place for safeguarding federal funds; not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension; provide financial aid counseling to our students; refer to the DOE’s Office of Inspector General any credible information indicating that any applicant, student, employee or agent of the institution has been engaged in any fraud or other illegal conduct involving Title IV programs; submit in a timely manner all reports and financial statements required by Title IV regulations; and not otherwise appear to lack administrative capability. If an institution fails to satisfy any of these criteria or comply with any other DOE regulations, the DOE may change the institution’s method of receiving Title IV program funds, which in some cases may result in a significant delay in the institution’s receipt of those funds; place the institution on provisional certification status; or commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs. Thus, if Walden University were found not to have satisfied the DOE’s “administrative capability” requirements, we could be limited in our access to, or lose, Title IV program funding, which could significantly reduce our enrollments and have a material adverse effect on our business, financial condition and results of operations.

We could also be subject to fines or penalties related to findings cited in our regulatory compliance reviews. For more information, see “—Government, regulatory agencies, accrediting bodies and third parties may conduct compliance reviews, bring claims or initiate litigation against us.”

If Walden University does not meet specific financial responsibility standards established by the DOE, it may be required to post a letter of credit or accept other limitations to continue participating in Title IV programs, or it could lose its eligibility to participate in Title IV programs.

To participate in Title IV programs, Walden University must satisfy specific measures of financial responsibility prescribed by the DOE, or post a letter of credit in favor of the DOE and possibly accept other conditions on its participation in Title IV programs. These financial responsibility tests are applied on an annual basis based on an institution’s audited financial statements, and may be applied at other times, such as if an institution undergoes a change in control. The DOE may also apply such measures of financial responsibility to an eligible institution’s operating company and ownership entities and, if such measures are not satisfied by the operating company or ownership entities, require the institution to post a letter of credit in favor of the DOE and possibly accept other conditions on its participation in Title IV programs. The operating restrictions that may be placed on an institution that does not meet the quantitative standards of financial responsibility include changes to the method of receiving Title IV program funds, which in some cases may result in a significant delay in the institution’s receipt of those funds. Limitations on, or termination of, our participation in Title IV programs as a result of our failure to demonstrate financial responsibility would limit our students’ access to Title IV program funds, which could significantly reduce enrollments and have a material adverse effect on our business, financial condition and results of operations.

As described in more detail under “Item 1—Business—Industry Regulation—Discontinued Operations—U.S. Regulation” in this Form 10-K, the DOE annually assesses Walden University’s financial responsibility through a composite score determination based on the Laureate consolidated audited financial statements and not at the individual institutional level. Based on Laureate’s composite score for its fiscal year ended December 31, 2019, the DOE determined that it and, consequently, Walden University, failed to meet the standards of financial responsibility. As a result, in a letter sent to Laureate on September 11, 2020, the Department required Laureate to decrease its existing letter of credit to $83.6 million (10% of the Title IV program funds that Walden University and the other institutions that Laureate owned in the U.S. at that time received during the most recently completed fiscal year), continued the institutions on Heightened Cash Monitoring 1 and required Laureate to continue to comply with additional notification and reporting requirements, including submitting bi‑weekly cash flow statements for Laureate and monthly student rosters of the institutions, which has been a requirement since April 2018.

On November 1, 2019, as part of the 2019 DTR regulations, the DOE updated its general standards of financial responsibility to include various actions and events that would require institutions to provide the DOE with irrevocable letters of credit upon the occurrence of certain triggering events. For additional information regarding this rule and current rulemaking, see “—The DOE has adopted regulations governing federal student loan debt forgiveness that could result in liability for amounts based on borrower defenses or affect the DOE’s assessment of our institutional capability.” If we are required to repay the DOE for any successful DTR claims by students who attended Walden University, or we are required to obtain additional letters of credit or increase our current letter of credit, it could materially affect our business, financial conditions and results of operations.

In addition, an institution participating in Title IV programs must calculate the amount of unearned Title IV program funds that it has disbursed to students who withdraw from their educational programs before completing such programs and must return those unearned funds to the appropriate lender or the DOE in a timely manner, generally within 45 days of the date the institution determines that the student has withdrawn. If Walden University does not properly calculate and timely return the unearned funds for a sufficient percentage of students, it may have to post a letter of credit in favor of the DOE equal to 25% of Title IV program funds that should have been returned for such students in the prior fiscal year. Additionally, if Walden University does not correctly calculate and timely return unearned Title IV program funds, it may be liable for repayment of Title IV funds and related interest and may be fined, sanctioned, or otherwise subject to adverse actions by the DOE, including termination of its participation in Title IV programs. Any of these adverse actions could increase our cost of regulatory compliance and have a material adverse effect on our business, financial condition and results of operations.

The DOE may change Walden University’s method of receiving Title IV program funds, which could materially adversely affect our liquidity.

The DOE can impose sanctions for violating the statutory and regulatory requirements of Title IV programs, including transferring Walden University from the advance method or the heightened cash monitoring level one method of Title IV payment, each of which permits an institution to receive Title IV funds before or concurrently with disbursing them to students, to the heightened cash monitoring level two method of payment or to the reimbursement method of payment, each of which may significantly delay an institution’s receipt of Title IV funds until student eligibility has been verified by the DOE. Any such delay in Walden University’s receipt of Title IV program funds may materially adversely affect our cash flows and we may require additional working capital or third-party funding to finance our operations.

Walden University may lose eligibility to participate in Title IV programs if the percentage of its revenues derived from Title IV programs is too high.

A provision of the HEA commonly referred to as the “90/10 Rule” provides that a for-profit educational institution loses its eligibility to participate in Title IV programs if, under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of revenues, the institution derives more than 90% of its revenues from Title IV program funds for any two consecutive fiscal years. If Walden University were to violate the 90/10 Rule, it would become ineligible to participate in Title IV programs as of the first day of the fiscal year following the second consecutive fiscal year in which it exceeded the 90% threshold and would be unable to regain eligibility for two fiscal years thereafter. In addition, an institution that derives more than 90% of its revenue (on a cash basis) from Title IV programs for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to additional conditions or sanctions imposed by the DOE. Using the DOE’s formula under the “90/10 Rule,” Walden University derived approximately 76% of its revenues (calculated on a cash basis) from Title IV program funds for the fiscal year ended December 31, 2020.

Walden University’s ratio could increase in the future. Congressional increases in students’ Title IV grant and loan limits may result in an increase in the revenues we receive from Title IV programs. In recent years, legislation has been introduced in Congress that would revise the 90/10 Rule to consider educational benefits for veterans and military personnel from the Department of Veteran Affairs and Department of Defense, respectively, in the same manner as Title IV funds for purposes of the rule, to prohibit institutions from participating in Title IV programs for one year if they derive more than 90% of their total revenues (calculated on a cash basis) from the Title IV programs and these other federal programs in a single fiscal year rather than the current rule of two consecutive fiscal years. During the 116th Congress, the U.S. House of Representatives considered legislation that would have revised the 90/10 Rule to an 85/15 rule and consider educational benefits for veterans and military personnel from the Department of Veteran Affairs and Department of Defense, respectively, in the same manner as Title IV funds for purposes of the rule. We cannot predict whether, or the extent to which, any of these proposed revisions may be considered in the current 117th Congress or enacted into law. In addition, reductions in state appropriations in a number of areas, including with respect to the amount of financial assistance provided to post-secondary students, could further increase Walden University’s percentages of revenues derived from Title IV program funds. The employment circumstances of our students or their parents could also increase reliance on Title IV program funds. If Walden University becomes ineligible to participate in Title IV programs as a result of noncompliance with the 90/10 Rule, it could have a material adverse effect on our business, financial condition and results of operations.

Walden University may lose eligibility to participate in Title IV programs if its student loan default rates are too high.

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

Walden University’s official cohort default rates for the 2017, 2016, and 2015 federal fiscal years were 6.8%, 6.9%, and 7.3%, respectively. The average national student loan default rates published by the DOE for all institutions that participated in the federal student aid programs for 2017, 2016, and 2015 were 9.7%, 10.1%, and 10.8%, respectively, and for all proprietary institutions that participated in the federal student aid programs for 2017, 2016, and 2015 were 14.7%, 15.2%, and 15.6%, respectively.

While we do not believe that Walden University is in danger of exceeding the regulatory default rate thresholds for other Title IV programs, we cannot provide any assurance that this will continue to be the case. Any increase in interest rates on federal loans, as well as declines in income or job losses for our students, could contribute to higher default rates on student loans.

Exceeding the student loan default rate thresholds and losing eligibility to participate in Title IV programs would have a material adverse effect on our business, financial condition and results of operations. Any future changes in the formula for calculating student loan default rates, economic conditions or other factors that cause our default rates to increase, could place Walden University in danger of losing its eligibility to participate in Title IV programs, which would have a material adverse effect on our business, financial condition and results of operations.

We could be subject to sanctions or other adverse legal actions if Walden University were to pay impermissible commissions, bonuses or other incentive payments to individuals involved in or with responsibility for certain recruiting, admission or financial aid activities.

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

In addition, in recent years, several for-profit education companies have been faced with whistleblower lawsuits under the Federal False Claims Act, known as “qui tam” cases, by current or former employees alleging violations of the prohibition against incentive compensation. If the DOE were to determine that we or Walden University violated the prohibition regarding impermissible commissions, or if we were to be found liable in a False Claims action alleging a violation of this law, or if any third parties we have engaged were to violate this law, we could be fined or sanctioned by the DOE, or subjected to other monetary liability or penalties that could be substantial, including the possibility of treble damages under a False Claims action, any of which could harm our reputation, impose significant costs and have a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, our business could be materially adversely affected.

Higher educational institutions are susceptible to an increased risk of fraudulent activity by outside parties with respect to student enrollment and student financial aid programs. The DOE’s regulations require institutions that participate in Title IV programs to refer to the Office of Inspector General credible information indicating that any applicant, employee, third-party servicer or agent of the institution that acts in a capacity that involves administration of the Title IV programs has been engaged in any fraud or other illegal conduct involving Title IV programs. We cannot be certain that our systems and processes will always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. The potential for outside parties to perpetrate fraud in connection with the award and disbursement of Title IV program funds, including as a result of identity theft, may be heightened due to Walden University offering various educational programs via distance education. Any significant failure by Walden University to adequately detect fraudulent activity related to student enrollment and financial aid could result in loss of accreditation at the discretion of its accrediting agency, which would result in it losing eligibility for Title IV programs, or in direct action by the DOE to limit or terminate its Title IV program participation. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

Government, regulatory agencies, accrediting bodies and third parties may conduct compliance reviews, bring claims or initiate litigation against us.

Because we operate in a highly regulated industry, we may be subject to compliance reviews and claims of noncompliance and lawsuits by government agencies, regulatory agencies and third parties, including claims brought by third parties on behalf of the federal government. For example, on September 14, 2020, Walden University received a letter from the DOJ indicating that the DOJ is examining whether Walden University, in the operation of its Masters of Science in Nursing program, may have violated the Federal False Claims Act by misrepresenting compliance with its program participation agreement with the DOE, which agreement covers Walden University’s participation in federal student financial aid programs under Title IV of the U.S. Higher Education Act. For further detail, see “—Increased regulatory and enforcement effort of consumer protection laws could be a catalyst for legislative or regulatory restrictions, investigations, enforcement actions and claims that could, individually or in the aggregate, materially adversely affect our business, financial condition, results of operations and cash flows.”

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

If the results of any federal proceeding are unfavorable to us, or if we are unable to defend successfully against lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations, loss of eligibility for Title IV program funding at Walden University, injunctions or other penalties. We may also lose or have limitations imposed on our accreditations, licensing or Title IV program participation, be required to pay monetary damages or be limited in our ability to open new institutions or add new program offerings. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or to defend against those lawsuits or claims. Additionally, we may experience adverse collateral consequences, including declines in the number of students enrolling at our institutions and the willingness of third parties to deal with us or our institutions, as a result of any negative publicity associated with such reviews, claims or litigation. Claims and lawsuits brought against us may damage our reputation or cause us to incur expenses, even if such claims and lawsuits are without merit, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Relating to Our Indebtedness

The fact that we have substantial debt could materially adversely affect our ability to raise additional capital to fund our operations and limit our ability to pursue our strategy or to react to changes in the economy or our industry.

We have substantial debt. As of December 31, 2020, we had outstanding: (a) a multi-currency revolving credit facility (the “Revolving Credit Facility”) scheduled to mature in October 2024; (b) senior notes consisting of Senior Notes due 2025; and (c) other long term indebtedness, consisting of capital lease obligations, notes payable, seller notes and borrowings against certain lines of credit. Our debt could have important negative consequences to our business, including:

•increasing the difficulty of our ability to make payments on our outstanding debt;

•increasing our vulnerability to general economic and industry conditions because our debt payment obligations may limit our ability to use our cash to respond to or defend against changes in the industry or the economy;

•requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities or to pay dividends;

•limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•limiting our ability to pursue our strategy;

•limiting our ability to adjust to changing market conditions; and

•placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

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

The senior secured credit agreement governing our Revolving Credit Facility and the indenture governing our outstanding Senior Notes due 2025 contain various covenants that may limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

•pay dividends and make certain distributions, investments and other restricted payments;

•incur additional indebtedness, issue disqualified stock or issue certain preferred shares;

•sell assets;

•enter into transactions with affiliates;

•create certain liens or encumbrances;

•preserve our corporate existence;

•merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; and

•designate our subsidiaries as unrestricted subsidiaries.

In addition, the senior secured credit agreement governing our Revolving Credit Facility provides for compliance with the Consolidated Senior Secured Debt to Consolidated EBITDA Ratio, as defined in the senior secured credit agreement, which is tested quarterly. The maximum ratio, as defined, was 3.5x at December 31, 2020. As of December 31, 2020, we were in compliance with this covenant.

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

We conduct all of our operations through certain of our subsidiaries, and we have no significant assets other than cash of $632.5 million as of December 31, 2020 held at corporate entities and the capital stock or other control rights of our subsidiaries. As a result, we rely on payments from contractual arrangements, such as intellectual property royalty, network fee and management services agreements. In addition, we also rely upon intercompany loan repayments and other payments from our operating subsidiaries to meet any existing or future debt service and other obligations, a substantial portion of which are denominated in U.S. dollars. The ability of our operating subsidiaries to pay dividends or to make distributions or other payments to their parent companies or directly to us will depend on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdictions of organization, regulatory requirements, agreements entered into by those operating subsidiaries and the covenants of any existing or future outstanding indebtedness that we or our subsidiaries may incur. Further, because most of our income is generated by our operating subsidiaries in non-U.S. dollar denominated currencies, our ability to service our U.S. dollar denominated debt obligations may be affected by any strengthening of the U.S. dollar compared to the functional currencies of our operating subsidiaries.

Disruptions of the credit and equity markets worldwide may impede or prevent our access to the capital markets for additional funding to conduct our business and may affect the availability or cost of borrowing under our existing credit facility.

The credit and equity markets of both mature and developing economies have historically experienced extraordinary volatility, asset erosion and uncertainty, leading to governmental intervention in the banking sector in the United States and abroad. If these market disruptions occur in the future, we may not be able to access the capital markets to obtain funding needed to refinance our existing indebtedness or conduct our business. In addition, changes in the capital or other legal requirements applicable to commercial lenders may affect the availability or increase the cost of borrowing under our Revolving Credit Facility. If we are unable to obtain needed capital on terms acceptable to us, we may need to limit our growth initiatives or take other actions that materially adversely affect our business, financial condition, results of operations and cash flows.

Risks Relating to Investing in Our Class A Common Stock

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

As a public benefit corporation, we may take actions that we believe will benefit our students and the surrounding communities, even if those actions do not maximize our short- or medium-term financial results. While we believe that this designation and obligation will benefit the Company given the importance to our long-term success of our commitment to education, it could cause our board of directors to make decisions and take actions not in keeping with the short-term or more narrow interests of our stockholders. Any longer-term benefits may not materialize within the timeframe we expect or at all and may have an immediate negative effect. For example:

•we may choose to revise our policies in ways that we believe will be beneficial to our students and their communities in the long term, even though the changes may be costly in the short- or medium-term;

•we may take actions, such as modernizing campuses to provide students with the latest technology, even though these actions may be more costly than other alternatives;

•in exiting a market that is not meeting our goals, we may choose to “teach out” the existing student body over several years rather than lose an institution; even though this could be substantially more expensive;

•we may be influenced to pursue programs and services to demonstrate our commitment to our students and communities even though there is no immediate return to our stockholders; or

•in responding to a possible proposal to acquire the Company and/or any business unit, our board of directors may be influenced by the interests of our employees, students, teachers and others whose interests may be different from the interests of our stockholders.

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

We completed our initial public offering (“IPO”) in February 2017. Since our IPO, the price of our Class A common stock, as reported by the Nasdaq Global Select Market, has ranged from a low of $7.67 on May 13, 2020 to a high of $21.62 on January 30, 2020. The trading price of our Class A common stock may continue to fluctuate and is dependent upon a number of factors, including those described in this “Item 1A—Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock, as you may be unable to sell your shares at or above the price you paid, or at all.

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

As of December 31, 2020, 90,791,807 shares of our Class B common stock were outstanding. Such amount excludes 287,125 shares of Class B common stock issuable upon the exercise of outstanding vested stock options under the 2007 Stock Incentive Plan (the “2007 Plan”), 2,073,863 shares of Class B common stock issuable upon the exercise of outstanding vested stock options under the 2013 Long-Term Incentive Plan (the “2013 Plan”), 998,814 shares of Class A common stock reserved for future issuance under the 2013 Plan, and 7,430 shares of Class B common stock reserved for future issuance under the Laureate Education, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”). All of our outstanding shares of Class B common stock became eligible for sale on August 5, 2017. Sales of a substantial number of shares of our Class B common stock, which will automatically convert into Class A common stock upon sale, could cause the market price of our Class A common stock to decline.

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

The dual class structure of our common stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including Wengen and our executive officers, employees and directors and their affiliates, and limiting your ability to influence corporate matters.

Each share of our Class B common stock has ten votes per share, and each share of our Class A common stock has one vote per share. As of February 12, 2021, stockholders who hold shares of Class B common stock, including Wengen, and our executive officers, employees and directors and their affiliates, together hold approximately 89% of the voting power of our outstanding capital stock, and therefore have significant influence over the management affairs of the Company and control over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent less than a majority of the outstanding shares of our Class A and Class B common stock.

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

Wengen controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•the requirement that a majority of the board of directors consist of independent directors;

•the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.

We currently utilize some of these exemptions and intend to continue to do so. As a result, our nominating and corporate governance committee and our compensation committee do not consist entirely of independent directors and such committees are not subject to annual performance evaluations. Accordingly, for so long as we are a “controlled company,” you will not have the same protections afforded to holders of securities of companies that are subject to all of the corporate governance requirements of Nasdaq.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and the Delaware General Corporation Law could make it more difficult for a third party to acquire us and could discourage a takeover and adversely affect the holders of our Class A common stock.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of the Company, even if such change in control would be beneficial to the holders of our Class A common stock. These provisions include:

•the dual class structure of our common stock;

•authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•prohibiting the use of cumulative voting for the election of directors;

•limiting the ability of stockholders to call special meetings or amend our bylaws;

•following the conversion of all of our Class B common stock into Class A common stock, requiring that all stockholder actions to be taken at a meeting of our stockholders; and

•establishing advance notice and duration of ownership requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

These provisions also could discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

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

The provision of our amended and restated certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought only in the Court of Chancery in the State of Delaware unless we otherwise consent in writing to an alternative form. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. We believe that this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies. This choice of forum provision, however, may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, results of operations and cash flows. The choice of forum provision in the Company’s amended and restated certificate of incorporation will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws, including the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, or the respective rules and regulations promulgated thereunder.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Laureate is headquartered in Baltimore, Maryland. The following table summarizes the properties included in Continuing Operations by segment and in Discontinued Operations, each as of December 31, 2020:

Segment	Square feet leased space	Square feet owned space	Total square feet
Mexico	28,064,481	8,529,832	36,594,313
Peru (formerly Andean)	884,163	5,521,627	6,405,790
Corporate (including headquarters)	110,575	—	110,575
Discontinued Operations	12,180,817	5,086,083	17,266,900
Total	41,240,036	19,137,542	60,377,578

Our Mexico and Peru segments lease or own various sites that may include a local headquarters and all or some of the facilities of a campus or location. Our facilities are often subject to mortgages.

Our Corporate headquarters consists principally of leased facilities in Baltimore, Maryland, which are used primarily for office space.

We monitor the capacity of our higher education institutions on a regular basis and make decisions to expand capacity based on expected enrollment and other factors. Our leased facilities are occupied under leases whose remaining terms range from one month to 17 years. A majority of these leases contain provisions giving us the right to renew the lease for additional periods at various rental rates, although generally at rates higher than we are currently paying.

Item 3. Legal Proceedings

We are party to various claims and legal proceedings from time to time. Except as described below, we are not aware of any legal proceedings that we believe could have, individually or in the aggregate, a material adverse effect on our business, results of operations or financial condition.

On November 25, 2020, the Company and Michael S. Ryan, the former chief accounting officer of the Company, settled all outstanding claims with respect to Mr. Ryan’s objections to the dismissal of his 2016 complaint to the Occupational Safety and Health Administration of the U.S. Department of Labor alleging a lack of compliance with U.S. GAAP and certain SEC rules and regulations by the Company. Such settlement did not involve a material amount nor any admission of wrongdoing by either party.

During 2010, we were notified by the Spanish Taxing Authorities (“STA”) (in this case, by the Regional Inspection Office of the Special Madrid Tax Unit) that an audit of some of our Spanish subsidiaries was being initiated for 2006 and 2007. On June 29, 2012, the STA issued a final assessment to Laureate Netherlands Holding B.V. (f/k/a Iniciativas Culturales de España, S.L.) (“ICE”), our Spanish holding company, for approximately EUR 11.1 million ($13.5 million at December 31, 2020), including interest, for those two years based on its rejection of the tax deductibility of financial expenses related to certain intercompany acquisitions and the application of the Spanish ETVE regime. On July 25, 2012, we filed a claim with the Regional Economic-Administrative Court challenging this assessment, and, in the same month, we issued a cash-collateralized letter of credit for the assessment amount, in order to suspend the payment of the tax due. Further, in July 2013, we were notified by the STA (in this case, by the Central Inspection Office for Large Taxpayers) that an audit of ICE was also being initiated for 2008 through 2010. On October 19, 2015, the STA issued a final assessment to ICE for approximately EUR 17.2 million ($21.0 million at December 31, 2020), including interest, for those three years. We have appealed this assessment, and, in order to suspend the payment of the tax assessment until the court decision, we issued a cash-collateralized letter of credit for the assessment amount plus interest and surcharges. We believe that the assessments in this case are without merit and intend to defend vigorously against them. During the second quarter of 2016, we were notified by the STA that tax audits of the Spanish subsidiaries were also being initiated for 2011 and 2012. Also during the second quarter of 2016, the Regional Administrative Court issued a decision against the Company on its appeal. The Company has further appealed at the Highest Administrative Court level, which appeal has been rejected. The Company has appealed both decisions to the National Court. In July 2017, we were notified by the STA that tax audits of the Spanish subsidiaries for 2011 and 2012 were being extended to include 2013. In the first quarter of 2018, we made payments to the STA totaling EUR 29.6 million (approximately $36.1 million at December 31, 2020) in order to reduce the amount of future interest that could be incurred as the appeals process continues. The payments were made using cash that collateralized the letters of credit discussed above. In October of 2018, the STA issued a final assessment to our Spanish holding company for the 2011 through 2013 period of approximately EUR 4.1 million ($5.0 million at December 31, 2020). As of December 31, 2020, the Company has posted a cash-collateralized letter of credit of approximately $5.5 million for the assessment, plus a surcharge. The Company has appealed this assessment to the Highest Administrative Court.

In May 2019, a new tax audit was opened for fiscal years 2014-2015 for corporate income tax based on the STA’s rejection of the tax deductibility of financial expenses related to the same intercompany acquisitions as the previous tax audits. ICE received the final assessment on January 27, 2020, in which the STA rejected the allegation writ submitted by ICE and confirmed the assessment issued by the tax audit, amounting to approximately EUR 4.3 million ($5.3 million at December 31, 2020). ICE intends to appeal the referred assessment before the Administrative Central Court, and, in order to do so, ICE has posted a cash-collateralized letter of credit of approximately EUR 4.3 million ($5.3 million at December 31, 2020).

Finally, the referred tax audit was extended in June 2019 to the non-resident income tax for the second semester of fiscal year 2015. On March 11, 2020, ICE received a preliminary assessment of approximately EUR 21.6 million ($26.4 million at December 31, 2020). This assessment is not final, and we intend to challenge the referred assessment before the STA.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Class A common stock is traded on the Nasdaq under the symbol “LAUR.” There is currently no established public trading market for our Class B common stock.
Holders of Record
There were 28 holders of record of our Class A common stock and 185 holders of record of our Class B common stock as of February 12, 2021. The number of beneficial owners of our Class A common stock is substantially greater than the number of record holders because substantially all of our Class A common stock is held in “street name” by banks and brokers.
Dividend Policy
We currently do not anticipate paying any ordinary cash dividends on our Class A common stock or Class B common stock in the foreseeable future. We expect to retain our future earnings, if any, for use in the operation of our business. The terms of our senior secured credit agreement governing our Revolving Credit Facility and the indenture governing our outstanding Senior Notes due 2025 limit our ability to pay cash dividends in certain circumstances. Furthermore, if we are in default under the senior secured credit agreement governing our Revolving Credit Facility or the indenture governing our outstanding Senior Notes due 2025, our ability to pay cash dividends will be limited in the absence of a waiver of that default or an amendment to such agreement or such indenture. In addition, our ability to pay cash dividends on shares of our Class A common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries. For more information on our senior secured credit agreement governing our Revolving Credit Facility and the indenture governing our outstanding Senior Notes due 2025, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9, Debt, in our consolidated financial statements. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our board of directors.
Stock Performance Graph
The following graph compares the cumulative total return of our Class A common stock, an industry peer group index, and the Nasdaq Composite Index from February 1, 2017 (the first day on which our Class A common stock traded on the Nasdaq Global Select Market) through December 31, 2020. We believe that our industry peer group represents the majority of the market value of publicly traded companies whose primary business is post-secondary education. The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 investment on February 1, 2017 in either our Class A common stock, the companies in our industry peer group, or the Nasdaq Composite Index. Data for the Nasdaq Composite Index and our peer group assume reinvestment of dividends.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (in thousands, except per share amounts)

The following table provides a summary of the Company’s purchases of its Class A common stock during the fourth quarter of the fiscal year ended December 31, 2020 pursuant to the Company’s authorized stock repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares yet to be purchased under the plans or programs (1)
10/1/20 - 10/31/20	—	$—	—	$300,000
11/1/20 - 11/30/20	1,703	$14.16	1,703	$275,885
12/1/20 - 12/31/20	2,713	$15.04	2,713	$235,080
Total	4,416	$14.70	4,416	$235,080

(1) On November 5, 2020, the Company announced that its board of directors had authorized a stock repurchase program to acquire up to $300,000 of the Company’s Class A common stock. See further description of the stock repurchase program in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6. Selected Financial Data

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No.
33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition with the audited historical consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (or, Form 10-K). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Item 1A. Risk Factors” section of this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking Statements.”

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (the ‘‘MD&A’’) is provided to assist readers of the financial statements in understanding the results of operations, financial condition and cash flows of Laureate Education, Inc. This MD&A should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K. The consolidated financial statements included elsewhere in this Form 10-K are presented in U.S. dollars (USD) rounded to the nearest thousand, with the amounts in MD&A rounded to the nearest tenth of a million. Therefore, discrepancies in the tables between totals and the sums of the amounts listed may occur due to such rounding. Our MD&A is presented in the following sections:

•Overview;
•Results of Operations;
•Liquidity and Capital Resources;
•Critical Accounting Policies and Estimates; and
•Recently Issued Accounting Standards.

Overview

Our Business

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. Collectively, we have approximately 336,500 students enrolled at five institutions in these two countries, which represent our Continuing Operations as of December 31, 2020. We believe that the higher education markets in Mexico and Peru present an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in those markets. We believe that the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education, creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy. We have two reportable segments as described below. We group our institutions by geography in: 1) Mexico; and 2) Peru (formerly Andean) for reporting purposes.

COVID-19

In response to the COVID-19 pandemic, we have temporarily transitioned the educational delivery method at all of our campus-based institutions to be online and are leveraging our existing technologies and learning platforms to serve students outside of the traditional classroom setting.

The outbreak of COVID-19 has caused domestic and global disruption in operations for institutions of higher education. The long-term effect to the Company of the COVID-19 pandemic depends on numerous factors, including, but not limited to, the effect on student enrollment, tuition pricing, and collections in future periods, which cannot be fully quantified at this time. In addition, regulatory activity in response to COVID-19 could have an adverse effect on our business if, for example, legislation was passed to suspend or reduce student tuition payments in any of the markets in which we operate. As a result, the full impact of COVID-19 and the scope of any adverse effect on the Company’s operations, including any potential impairments, which could be material, cannot be fully determined at this time. See also “Item 1A—Risk Factors—An epidemic, pandemic or other public health emergency, such as the recent outbreak of a novel strain of coronavirus (COVID-19), could have a material adverse effect on our business, financial condition, cash flows and results of operations.”

Discontinued Operations

In 2017 and 2018, the Company announced the divestiture of certain subsidiaries located in Europe, Asia and Central America, which were included in the following segments: Peru (formerly Andean), Central America (formerly Central America & U.S. Campuses), and Rest of World. The goal of the divestitures was to create a more focused and simplified business model and generate proceeds to be used for further repayment of long-term debt. This represented a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, all of the divestitures that were part of this strategic shift, as well as the Company's operations in the Kingdom of Saudi Arabia that were managed under a contract that expired on August 31, 2019 and was not renewed, were accounted for as discontinued operations for all periods presented in accordance with Accounting Standards Codification (ASC) 205-20, “Discontinued Operations” (ASC 205).

On January 27, 2020, we announced that our board of directors had authorized the Company to explore strategic alternatives for each of its businesses to unlock shareholder value. As a result of these efforts to explore strategic alternatives, during the third quarter of 2020, the Company announced that it had completed a sale of its operations in Chile and had signed agreements to sell its operations in Brazil, Australia and New Zealand, as well as Walden University, its fully online higher education institution in the United States. This also represented a strategic shift that had a major effect on the Company’s operations and financial results. As such, Chile, Brazil, Australia and New Zealand, and Walden also have been accounted for as discontinued operations for all periods presented in accordance with ASC 205. For Laureate’s institutions in Mexico and Peru, the board decided after a thorough evaluation of all strategic options, including a potential sale, to continue to operate these assets under Laureate management. Accordingly, Mexico and Peru represent our Continuing Operations. The decision to focus on a regional operating model in Mexico and Peru at this time does not preclude further engagement with potential buyers for those businesses.

Because a number of our subsidiaries are included in Discontinued Operations, they no longer meet the criteria for a reportable segment under ASC 280, “Segment Reporting,” and, therefore, are excluded from the segments information for all periods presented. Unless indicated otherwise, the information in the MD&A relates to Continuing Operations.

The Company began closing sale transactions in the first quarter of 2018. As noted above, during the third quarter of 2020, we signed agreements to sell Walden University and divest our operations in Australia and New Zealand, and Brazil. In October 2020, we entered into an agreement to sell our operations in Honduras. The sale of Australia and New Zealand was completed on November 3, 2020. We have not yet completed the divestitures of Walden University or our subsidiaries in Honduras and Brazil. See also Note 4, Discontinued Operations and Assets Held for Sale, and Note 6, Dispositions, in our consolidated financial statements included elsewhere in this Form 10-K.

If the Company determines that the estimated fair value of any business is less than its carrying value, the Company will be required to record a charge to write down the carrying value to fair value and the amount of that charge could be material. During 2020, the Company recorded impairment charges for certain subsidiaries while they were still classified as held and used, and also recorded charges on disposal groups classified as held-for-sale. See Note 4, Discontinued Operations and Assets Held for Sale, in our consolidated financial statements included elsewhere in this Form 10-K for discussion of the charges recorded during 2020 for our operations in Chile, Honduras and Brazil.

While the Company explores strategic alternatives for its remaining Continuing Operations, and until the held-for-sale criteria are met, the long-lived assets in these businesses continue to be classified as held and used and are evaluated for impairment under that model, based on the cash flows expected to be generated by the use of those asset groups in operations. Should the held-for-sale criteria be met, the long-lived assets will be recorded at the lower of their carrying value or fair value, less cost to sell. Because completing a sale, spin-off, or other transaction may be challenging due to the regulatory environment, market conditions and other factors, the values that may be realized from any potential transactions could be less than if these businesses remained held and used.

If the Company decides to sell any of its remaining businesses, the carrying value used to evaluate the business for potential write down and to determine the gain or loss on sale will include any accumulated foreign currency translation (FX) losses associated with that business. In recent years, the U.S. dollar has strengthened against many international currencies, including the Brazilian real and the Mexican peso. As a result, the Company has significant FX losses recorded within stockholders’ equity, as a component of accumulated other comprehensive income. As of December 31, 2020 and 2019, the Company’s consolidated FX loss totaled approximately $1.0 billion and $1.1 billion, respectively. Upon the sale of a business, any FX loss related to that business would be recognized as part of the gain or loss on sale. In addition, upon classification of a business as held-for-sale, the cumulative translation losses would be included as part of the carrying value of that business when evaluating it for potential write down.

Presented in the table below are the Company’s businesses, by asset group/reporting unit, that carry the most significant FX losses:

Asset Group/ Reporting Unit	Foreign Currency Translation Losses As of
(in millions)	December 31, 2020	December 31, 2019
Brazil	$479	$407
Mexico	509	461
Total Brazil and Mexico	$988	$868

As discussed in Note 4, Discontinued Operations and Assets Held for Sale, in our consolidated financial statements included elsewhere in this Form 10-K, the Company decided to sell its Brazil operations during the third quarter of 2020 and recorded a loss of approximately $190 million to write down the carrying value of the Brazil disposal group to its estimated fair value less costs to sell. During the fourth quarter of 2020, the Company recorded an additional loss of approximately $15 million in order to write down the carrying value of the Brazil disposal group to its estimated fair value less costs to sell as of December 31, 2020. While the Company has not agreed to divest our Mexico operations, the substantial amounts of FX losses attributable to this business would have a material effect on the amount of gain or loss that would result from its sale. Moreover, such FX losses could result in a material loss if the held-for-sale criteria are met and the carrying value of a held-for-sale business exceeds its fair value, less cost to sell. To date, the Company has not identified impairment indicators related to its Mexico asset group/reporting unit based on the Company’s estimates of future cash flows assuming that the business is held and used. As a result of the considerations highlighted above and the significant FX losses, the Mexico asset group may be at risk of a material loss if the Company commits to a plan to sell its interests in this business. Furthermore, additional loss on the Brazil disposal group could be required in future periods depending on changes in Brazil’s carrying value or estimated fair value. The Company will continue to monitor for impairment indicators as additional information becomes known.

Our Segments

Our segments generate revenues by providing an education that emphasizes profession-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings are increasingly utilizing online and hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. In response to the COVID-19 pandemic, we have temporarily transitioned the educational delivery method at all of our institutions to be online and are leveraging our existing technologies and learning platforms to serve students outside of the traditional classroom setting. The Mexico and Peru markets are characterized by what we believe is a significant imbalance between supply and demand. The demand for higher education is large and growing and is fueled by several demographic and economic factors, including a growing middle class, global growth in services and technology-related industries and recognition of the significant personal and economic benefits gained by graduates of higher education institutions. The target demographics are primarily 18- to 24-year-olds in the countries in which we compete. We compete with other private higher education institutions on the basis of price, educational quality, reputation and location. We believe that we compare favorably with competitors because of our focus on quality, professional-oriented curriculum and the competitive advantages provided by our network. There are a number of private and public institutions in both of the countries in which we operate, and it is difficult to predict how the markets will evolve and how many competitors there will be in the future. We expect competition to increase as the Mexican and Peruvian markets mature. Essentially all of our revenues were generated from private pay sources as there are no material government-sponsored loan programs in Mexico or Peru. Specifics related to both of our reportable segments are discussed below:

•Private education providers in Mexico constitute 35% of the total higher-education market. The private sector plays a meaningful role in higher education, bridging supply and demand imbalances created by a lack of capacity at public universities. Laureate owns two institutions and is present throughout the country with a footprint of over 35 campuses. Each institution in Mexico has a national license. Students in our Mexican institutions typically finance their own education.

•In Peru, private universities are increasingly providing the capacity to meet growing demand and constitute 72% of the total higher-education market. Laureate owns three institutions in Peru.

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

The following information for our reportable segments is presented as of December 31, 2020:

	Institutions	Enrollment	2020 Revenues (in millions) (1)	% Contribution to 2020 YTD Revenues
Mexico	2	194,000	$534.6	53%
Peru	3	142,500	482.9	47%
Total (1)	5	336,500	$1,024.9	100%
(1) Amounts related to Corporate, partially offset by the elimination of intersegment revenues, totaled $7.4 million and are not separately presented.

Challenges

Our operations are subject to complex business, economic, legal, regulatory, political, tax and foreign currency risks, which may be difficult to adequately address. The majority of our operations are outside the United States. As a result, we face risks that are inherent in international operations, including: fluctuations in exchange rates, possible currency devaluations, inflation and hyper-inflation; price controls and foreign currency exchange restrictions; potential economic and political instability in the countries in which we operate; expropriation of assets by local governments; key political elections and changes in government policies; multiple and possibly overlapping and conflicting tax laws; and compliance with a wide variety of foreign laws. See “Item 1A—Risk Factors—Risks Relating to Our Business—We operate a portfolio of degree-granting higher education institutions in Mexico and Peru and are subject to complex business, economic, legal, political, tax and foreign currency risks, which risks may be difficult to adequately address.” There are also risks associated with our decision to divest certain operations. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our exploration of strategic alternatives and our activities related to previously announced divestitures may disrupt our ongoing businesses, result in increased expenses and present certain risks to the Company.” We plan to grow our Continuing Operations organically by: 1) adding new programs and course offerings; 2) expanding target student demographics; and 3) increasing capacity at existing and new campus locations. Our success in growing our business will depend on the ability to anticipate and effectively manage these and other risks related to operating in various countries.
Regulatory Environment and Other Matters
Our business is subject to varying laws and regulations based on the requirements of local jurisdictions. These laws and regulations are subject to updates and changes. We cannot predict the form of the rules that ultimately may be adopted in the future or what effects they might have on our business, financial condition, results of operations and cash flows. We will continue to develop and implement necessary changes that enable us to comply with such laws and regulations. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations,” “Risk Factors—Risks Relating to Walden University, which is included in our Discontinued Operations, and the Highly Regulated Higher Education Industry in the United States,” and “Item 1—Business—Industry Regulation,” for a detailed discussion of our different regulatory environments and Note 18, Legal and Regulatory Matters, in our consolidated financial statements included elsewhere in this Form 10-K.

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

Factors Affecting Comparability

Acquisitions

Our past experiences provide us with the expertise to further our mission of providing high-quality, accessible and affordable higher education to students by expanding into new markets if opportunities arise, primarily through acquisitions. Acquisitions have historically affected the comparability of our financial statements from period to period. Acquisitions completed during one period impact comparability to a prior period in which we did not own the acquired entity. Therefore, changes related to such entities are considered “incremental impact of acquisitions” for the first 12 months of our ownership. We made no acquisitions in 2020 and 2019, and made only a small acquisition in 2018 that had essentially no impact on the comparability of the periods presented for our continued operations.

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

Foreign Exchange

Institutions in our Continuing Operations are located outside the United States. These institutions enter into transactions in currencies other than USD and keep their local financial records in a functional currency other than the USD. We monitor the impact of foreign currency movements and the correlation between the local currency and the USD. Our revenues and expenses are generally denominated in local currency. The USD is our reporting currency and our subsidiaries operate in other functional currencies, namely the Mexican peso and Peruvian nuevo sol. The principal foreign exchange exposure is the risk related to the translation of revenues and expenses incurred in each country from the local currency into USD. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our reported revenues and earnings may be negatively affected by the strengthening of the U.S. dollar and currency exchange rates.” In order to provide a framework for assessing how our business performed excluding the effects of foreign currency fluctuations, we present organic constant currency in our segment results, which is calculated using the change from prior-year average foreign exchange rates to current-year average foreign exchange rates, as applied to local-currency operating results for the current year, and then excludes the impact of acquisitions, divestitures and other items, as described in the segments results.

Seasonality

The institutions in our portfolio have a summer break, during which classes are generally not in session and minimal revenues are recognized. In addition to the timing of summer breaks, holidays such as Easter also have an impact on our academic calendar. Operating expenses, however, do not fully correlate to the enrollment and revenue cycles, as the institutions continue to incur expenses during summer breaks. Accordingly, our second and fourth quarters are stronger revenue quarters, as our institutions are in session for most of these respective quarters. Our first and third fiscal quarters are weaker revenue quarters because our institutions have summer breaks for some portion of one of these two quarters. However, our primary enrollment intakes occur during the first and third quarters. Due to this seasonality, revenues and profits in any one quarter are not necessarily indicative of results in subsequent quarters and may not be correlated to new enrollment in any one quarter. Additionally, seasonality may be affected due to other events, such as the COVID-19 pandemic, which changed the academic calendar at many of our institutions. See “Item 1A—Risk Factors—Risks Relating to Our Business—We experience seasonal fluctuations in our results of operations.”

Income Tax Expense

Our consolidated income tax provision is derived based on the combined impact of federal, state and foreign income taxes. Also, discrete items can arise in the course of our operations that can further impact the Company’s effective tax rate for the period. Our tax rate fluctuates from period to period due to changes in the mix of earnings between our tax-paying entities, our tax-exempt entities and our loss-making entities for which it is not 'more likely than not' that a tax benefit will be realized on the loss. See “Item 1A—Risk Factors—Risks Relating to Our Business—We may have exposure to greater-than-anticipated tax liabilities.”

Results of the Discontinued Operations

The results of operations of the Discontinued Operations for the years ended December 31, 2020, 2019, and 2018 were as follows:

	For the year ended December 31,
	2020	2019	2018
Revenues	$1,674.6	$2,540.0	$3,075.3
Depreciation and amortization expense	(60.4)	(111.4)	(155.4)
Share-based compensation expense	(3.1)	(2.7)	(4.2)
Other direct costs	(1,313.3)	(2,026.2)	(2,436.4)
Loss on impairment of assets	(438.3)	(0.7)	(13.1)
Other non-operating expense	(68.6)	(70.7)	(91.1)
Gain on sale of discontinued operations before taxes, net	25.0	793.5	293.1
Pretax (loss) income of discontinued operations	(183.8)	1,121.8	668.1
Income tax expense	(114.3)	(33.7)	(105.9)
(Loss) income from discontinued operations, net of tax	$(298.1)	$1,088.1	$562.2

Enrollments at our Discontinued Operations as of December 31, 2020, 2019 and 2018 were 335,500, 575,300 and 680,300, respectively.

Year Ended December 31, 2020

On January 10, 2020, we sold our operations in Costa Rica, which resulted in an additional pre-tax loss of approximately $18.6 million. Together with the 2019 loss described below, the total loss on the sale of Costa Rica was approximately $43.6 million.

On March 6, 2020, we sold the operations of NewSchool of Architecture and Design, LLC (NSAD), which resulted in a pre-tax loss of approximately $5.9 million.

During the second quarter of 2020, we recorded impairment charges of $418.0 million related to our Chilean operations, in order to write down the carrying value of their assets to their estimated fair value, and $3.3 million related to the Brazil enrollment to graduation (E2G) software assets. We also recorded a loss of $10.0 million on the held-for-sale Honduras disposal group, in order to write down the carrying value of the group to its estimated fair value, which is included in Gain on sale of discontinued operations before taxes, net.

During the third quarter of 2020, we recorded a loss of approximately $190.0 million related to our Brazil operations in order to write down the carrying value of Brazil’s disposal group to its estimated fair value. We also recorded an additional loss of $10.0 million related to our held-for-sale Honduras group, in order to write down its carrying value to the estimated fair value based on the sale agreement that was signed in October 2020. These losses are included in Gain on sale of discontinued operations before taxes, net.

On September 10, 2020, we completed the divestiture of our operations in Chile, resulting in a pre-tax loss of approximately $338.2 million that relates primarily to the accumulated foreign currency translation losses associated with the Chilean operations.

On September 29, 2020, we completed the sale of our operations in Malaysia, which resulted in a pre-tax gain of approximately $47.9 million.

In early October 2020, we received a payment for $8.4 million, representing a portion of the $15.0 million deferred purchase price related to the sale of our operations in Turkey in August 2019. At the time of the sale, the Company determined that this deferred purchase price would be recognized if collected. Accordingly, the Company recorded the receipt of $8.4 million through a reduction of the loss on sale for Turkey. The remaining deferred purchase price was due in January 2021 and will be recognized when collected.

On November 3, 2020, we completed the sale of our Australia and New Zealand operations, which resulted in a pre-tax gain of approximately $555.8 million.

During the fourth quarter of 2020, we recorded an additional loss of approximately $15.0 million in order to adjust the carrying value of our Brazil’s disposal group to its estimated fair value less costs to sell as of December 31, 2020. This loss is included in Gain on sale of discontinued operations before taxes, net.

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

During the third quarter of 2019, we recorded a loss of approximately $25.0 million on the held-for-sale Costa Rica disposal group, in order to write down its carrying value to the estimated fair value. This loss is included in Gain on sale of discontinued operations before taxes, net. The sale of the Costa Rica institutions was completed on January 10, 2020.

In early October 2019, we sold Universidad Interamericana de Panamá (UIP), in addition to real estate which served as the campus of UIP, and recognized a gain of approximately $21.0 million.

On November 1, 2019, we sold UniNorte, a traditional higher education institution in Manaus, Brazil, which resulted in a loss on sale of approximately $0.3 million.

During the fourth quarter of 2019, we recorded a loss of approximately $17.8 million related to the held-for-sale Honduras disposal group, in order to write down its carrying value to the estimated fair value. This loss is included in Gain on sale of discontinued operations before taxes, net.

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

Effective September 30, 2018, the University of Liverpool (Liverpool), an institution in our Online & Partnerships segment, began a teach-out process. As a result, during the third quarter of 2018, we recorded an impairment charge of $10.0 million related to the fixed assets of this entity that were no longer recoverable based on expected future cash flows. As noted, the entire Online & Partnerships segment is now classified in discontinued operations.

Results of Operations

The following discussion of the results of our operations is organized as follows:

•Summary Comparison of Consolidated Results;
•Non-GAAP Financial Measure; and
•Segment Results.

Summary Comparison of Consolidated Results

Discussion of Significant Items Affecting the Consolidated Results for the Years Ended December 31, 2020, 2019 and 2018

Year Ended December 31, 2020

During the first quarter of 2020, the Company recorded an impairment charge of $3.8 million primarily related to the write-off of capitalized curriculum development costs for a program that the Company decided to stop developing.

During the second quarter of 2020, the Company recorded an impairment charge of approximately $23.8 million related to the Brazil E2G software assets that were recorded on the Corporate segment, as described in Note 8, Goodwill and Other Intangible Assets, in our consolidated financial statements included elsewhere in this Form 10-K.

During the third quarter of 2020, the Company recognized an impairment charge of $320.0 million on the Laureate tradename, an intangible asset, as described in Note 8, Goodwill and Other Intangible Assets, in our consolidated financial statements included elsewhere in this Form 10-K.

In November 2020, Universidad del Valle de Mexico, SC, a wholly owned subsidiary of the Company, signed an agreement to sell the land and buildings of Campus Guadalajara Norte, after a decision was made to relocate all students of Campus Guadalajara Norte to the nearby Campus Zapopan in Jalisco, Mexico. The total purchase price was approximately $13.9 million, prior to transaction fees. The Company recognized a pre-tax operating gain on the sale of this property and equipment of approximately $5.8 million, which is included in Direct costs in the table below.

During the fourth quarter of 2020, the Company dissolved a dormant subsidiary, resulting in the release of accumulated foreign currency translation loss of approximately $6.1 million. This loss is included in Other non-operating (expense) income in the table below and is part of Continuing Operations as this entity was not part of the strategic shifts described above in Overview.

Year Ended December 31, 2019

During the first quarter of 2019, we used approximately $340.0 million of the net proceeds from the sale of St. Augustine to repay a portion of our term loan that had a maturity date of April 2024 (the 2024 Term Loan). In connection with this debt repayment, the Company recorded a loss on debt extinguishment of $6.3 million, primarily related to the write off of a pro-rata portion of the unamortized deferred financing costs associated with the repaid debt balances. This loss is included in Other non-operating (expense) income in the table below.

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

During the third and fourth quarters of 2019, we dissolved several dormant subsidiaries, resulting in the release of accumulated foreign currency translation loss of approximately $37.5 million. This loss is included in Other non-operating (expense) income in the table below and is part of Continuing Operations as these entities were not part of the strategic shifts described above in Overview.

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

Comparison of Consolidated Results for the Years Ended December 31, 2020, 2019 and 2018

				% Change
				Better/(Worse)
(in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenues	$1,024.9	$1,212.1	$1,144.6	(15)%	6%
Direct costs	802.5	949.5	904.0	15%	(5)%
General and administrative expenses	199.8	226.3	267.4	12%	15%
Loss on impairment of assets	352.0	0.2	—	nm	nm
Operating (loss) income	(329.3)	36.0	(26.8)	nm	nm
Interest expense, net of interest income	(98.7)	(121.7)	(185.6)	19%	34%
Other non-operating (expense) income	(22.8)	(33.9)	92.3	33%	(137)%
Loss from continuing operations before income taxes and equity in net income of affiliates	(450.8)	(119.7)	(120.1)	nm	—%
Income tax benefit (expense)	130.1	(31.0)	(71.2)	nm	56%
Equity in net income of affiliates, net of tax	0.2	0.2	—	—%	nm
Loss from continuing operations	(320.6)	(150.5)	(191.3)	(113)%	21%
(Loss) income from discontinued operations, net of tax	(298.1)	1,088.1	562.2	(127)%	94%
Net (loss) income	(618.7)	937.7	370.9	(166)%	153%
Net loss (income) attributable to noncontrolling interests	5.4	0.8	(0.9)	nm	(189)%
Net (loss) income attributable to Laureate Education, Inc.	$(613.3)	$938.5	$370.1	(165)%	154%
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see “Discussion of Significant Items Affecting the Consolidated Results.”

Comparison of Consolidated Results for the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Revenues decreased by $187.2 million to $1,024.9 million for 2020 from $1,212.1 million for 2019. The effect of a net change in foreign currency exchange rates decreased revenues by $81.8 million, due to weakening of the Mexican peso and the Peruvian nuevo sol against the USD. Average total enrollment at a majority of our institutions decreased during 2020, reducing revenues by $62.3 million compared to 2019. The effect of changes in tuition rates and enrollments in programs at varying price points (“product mix”), pricing and timing decreased revenues by $38.0 million, mainly driven by an increase in discounts and scholarships as a percentage of revenues in 2020 compared to 2019. Other Corporate and Eliminations changes accounted for a decrease in revenues of $5.1 million.

Direct costs and general and administrative expenses combined decreased by $173.5 million to $1,002.3 million for 2020 from $1,175.8 million for 2019. The effect of a net change in foreign currency exchange rates decreased costs by $61.1 million. The effect of operational changes decreased direct costs by $75.8 million compared to 2019. Other Corporate and Eliminations expenses accounted for a decrease in costs of $50.4 million in 2020, related to cost-reduction efforts. Changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in indemnification assets resulted in a year-over-year decrease in costs of $0.8 million. These decreases in direct costs were partially offset by Excellence-in-Process (EiP) implementation expense, which increased direct costs by $14.6 million.

Operating (loss) income changed by $365.3 million to loss of $(329.3) million for 2020 from income of $36.0 million for 2019. This change was primarily a result of the impairment charges of $352.0 million during 2020 and operating loss at our Mexico segment for 2020 compared to operating income for 2019, partially offset by lower 2020 operating expenses at Corporate.

Interest expense, net of interest income decreased by $23.0 million to $98.7 million for 2020 from $121.7 million for 2019. The decrease in interest expense was primarily attributable to lower average debt balances.

Other non-operating expense decreased by $11.1 million to $22.8 million for 2020, compared to $33.9 million for 2019. This decrease was attributable to: (1) a decrease in loss on debt extinguishment of $22.0 million, primarily related to the repayment of the 2024 Term Loan during 2019; (2) a foreign currency exchange gain for 2020 compared to a loss for 2019, for a change of $21.6 million; and (3) a decrease in loss on disposal of subsidiaries of $13.2 million. These decreases in other non-operating expense were partially offset by a loss on derivative instruments for 2020 compared to a gain for 2019, for a change of $34.3 million, and other non-operating expense for 2020 compared to income for 2019, for a change of $11.4 million, primarily attributable to non-operating income recorded during 2019 related to the sale of an equity security held at Corporate.

Income tax benefit (expense) changed by $161.1 million to a benefit of $130.1 million for 2020 from an expense of $(31.0) million for 2019. This change was primarily attributable to a $75.1 million benefit due to the increase in pretax loss, a tax benefit of approximately $70.9 million related to the Company's election to exclude certain foreign income of foreign corporations from GILTI, and a tax benefit for release of valuation allowances for state deferred tax assets of $32.3 million, partially offset by a tax expense of approximately $32.4 million that was recognized during 2020 related to the tax-basis step up of certain intellectual property that became subject to taxation in the Netherlands.

(Loss) income on sales of discontinued operations, net of tax decreased by $1,386.2 million to a loss of $(298.1) million for 2020 from income of $1,088.1 million for 2019, primarily driven by lower gains upon the completion of divestitures in 2020 as compared to 2019, combined with higher losses recorded during 2020 for discontinued operations due to impairments and charges to write held-for-sale disposal groups down to fair value. See Overview for further detail on results of the Discontinued Operations.

Net loss attributable to noncontrolling interests increased by $4.6 million to $5.4 million for 2020 from $0.8 million for 2019. This change was primarily related to our previous joint venture in Saudi Arabia.

Comparison of Consolidated Results for the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Revenues increased by $67.5 million to $1,212.1 million for 2019 from $1,144.6 million for 2018. This revenue increase was driven by higher average total enrollment at a majority of our institutions, which increased revenues by $34.7 million; the effect of product mix, pricing and timing, which increased revenues by $33.4 million; and other Corporate and Eliminations changes, which accounted for an increase in revenues of $10.4 million. These increases in revenues were partially offset by the effect of a net change in foreign currency exchange rates, which decreased revenues by $11.0 million compared to 2018.

Direct costs and general and administrative expenses combined increased by $4.4 million to $1,175.8 million for 2019 from $1,171.4 million for 2018. The direct costs increase was due to the overall higher enrollments and costs related to expanding our Continuing Operations, which increased costs by $30.3 million compared to 2018, and changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets, which increased direct costs by $2.2 million. Partially offsetting these direct costs increases were the effect of a net change in foreign currency exchange rates, which decreased costs by $7.6 million, and other Corporate and Eliminations expenses, which accounted for a decrease in costs of $20.5 million in 2019.

Operating income (loss) changed by $62.8 million to income of $36.0 million for 2019 from loss of $(26.8) million for 2018. This change to operating income was primarily the result of increased operating income at our Peru segment combined with lower 2019 operating expenses at Corporate.

Interest expense, net of interest income decreased by $63.9 million to $121.7 million for 2019 from $185.6 million for 2018. The decrease in interest expense was primarily attributable to lower average debt balances as a result of the debt repayments.

Other non-operating (expense) income changed by $126.2 million to expense of $(33.9) million for 2019 from income of $92.3 million for 2018. This change was attributable to: (1) a decrease in gain on derivative instruments of $80.2 million, primarily related to a gain recorded in 2018 upon the conversion of the Series A Preferred Stock; (2) a loss on disposal of subsidiaries of $20.4 million in 2019, primarily related to the release of accumulated foreign currency translation upon the dissolution of several dormant subsidiaries; (3) an increase in loss on debt extinguishment of $15.1 million, related to increased debt repayments in 2019; (4) a loss on foreign currency exchange in 2019 compared to a gain in 2018, for a change of $8.8 million; and (5) a decrease in other non-operating income of $1.7 million.

Income tax expense decreased by $40.2 million to $31.0 million for 2019 from $71.2 million for 2018. This decrease was primarily due to a year-over-year reduction in withholding tax expense as a result of the redesignation of certain intercompany loans from permanent to temporary during 2018, which increased withholding tax expense in 2018, in addition to a reduction in 2019 withholding tax expense resulting from changes to tax treaties between U.S. and non-U.S. jurisdictions.

Income from discontinued operations, net of tax increased by $525.9 million to $1,088.1 million for 2019, from $562.2 million for 2018, primarily related to higher gains upon the completion of divestitures during 2019 as compared to 2018. See Overview for further detail on results of the Discontinued Operations.

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

The following table presents Adjusted EBITDA and reconciles loss from continuing operations to Adjusted EBITDA for the years ended December 31, 2020, 2019 and 2018:

				% Change
				Better/(Worse)
(in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Loss from continuing operations	$(320.6)	$(150.5)	$(191.3)	(113)%	21%
Plus:
Equity in net income of affiliates, net of tax	(0.2)	(0.2)	—	—%	nm
Income tax (benefit) expense	(130.1)	31.0	71.2	nm	56%
Loss from continuing operations before income taxes and equity in net income of affiliates	(450.8)	(119.7)	(120.1)	nm	—%
Plus:
Loss on disposal of subsidiaries, net	7.3	20.4	—	64%	nm
Foreign currency exchange (gain) loss, net	(13.5)	8.1	(0.7)	nm	nm
Other expense (income), net	2.4	(8.9)	(10.6)	(127)%	(16)%
Loss (gain) on derivatives	26.0	(8.3)	(88.5)	nm	(91)%
Loss on debt extinguishment	0.6	22.6	7.5	97%	nm
Interest expense	100.9	125.0	188.4	19%	34%
Interest income	(2.2)	(3.3)	(2.8)	(33)%	18%
Operating (loss) income	(329.3)	36.0	(26.8)	nm	nm
Plus:
Depreciation and amortization	83.1	82.0	84.6	(1)%	3%
EBITDA	(246.2)	118.0	57.8	nm	104%
Plus:
Share-based compensation expense (a)	10.2	10.3	6.6	1%	(56)%
Loss on impairment of assets (b)	352.0	0.2	—	nm	nm
EiP implementation expenses (c)	89.6	75.0	75.2	(19)%	—%
Adjusted EBITDA	$205.7	$203.6	$139.6	1%	46%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”
(b) Represents non-cash charges related to impairments of long-lived assets. For further details on certain impairment items see “Discussion of Significant Items Affecting the Consolidated Results for the Years Ended December 31, 2020, 2019 and 2018.”
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
Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Years Ended December 31, 2020 and 2019
Depreciation and amortization increased by $1.1 million to $83.1 million for 2020 from $82.0 million for 2019. This increase was primarily attributable to amortization of Laureate's tradename which, during 2020, changed from being an indefinite-lived intangible asset to being a finite-lived intangible asset. When combined with other items, this increased depreciation and amortization expense by $5.5 million. Partially offsetting this increase was the effect of foreign currency exchange, which decreased depreciation and amortization expense by $4.4 million for 2020, as compared to 2019.

Share-based compensation expense decreased by $0.1 million to $10.2 million for 2020 from $10.3 million for 2019.

EiP implementation expenses increased by $14.6 million to $89.6 million for 2020 from $75.0 million for 2019. This increase was primarily attributable to higher legal and consulting fees related to our divestiture activity and the inclusion in EiP of expenses associated with an enterprise-wide program aimed at revenue growth.

Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Years Ended December 31, 2019 and 2018

Depreciation and amortization decreased by $2.6 million to $82.0 million for 2019 from $84.6 million for 2018.

Share-based compensation expense increased by $3.7 million to $10.3 million for 2019 from $6.6 million for 2018. This increase was mostly attributable to the effect of a correction of an immaterial error in the first quarter of 2018, which reduced share-based compensation expense for 2018.

EiP implementation expenses decreased by $0.2 million to $75.0 million for 2019 from $75.2 million for 2018.

Segment Results

We have two reportable segments: Mexico and Peru (formerly Andean), as discussed in Overview. For purposes of the following comparison of results discussion, “segment direct costs” represent direct costs by segment as they are included in Adjusted EBITDA, such that depreciation and amortization expense, loss on impairment of assets, share-based compensation expense and our EiP implementation expenses have been excluded. Organic enrollment is based on average total enrollment for the period. For a further description of our segments, see Overview.

The following tables, derived from our consolidated financial statements included elsewhere in this Form 10-K, presents selected financial information of our reportable segments included in Continuing Operations:

(in millions)				% Change
				Better/(Worse)
For the year ended December 31,	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenues:
Mexico	$534.6	$652.8	$646.1	(18)%	1%
Peru	482.9	546.8	496.4	(12)%	10%
Corporate	7.4	12.5	2.1	(41)%	nm
Consolidated Total Revenues	$1,024.9	$1,212.1	$1,144.6	(15)%	6%

Adjusted EBITDA:
Mexico	$112.9	$147.8	$143.2	(24)%	3%
Peru	189.5	197.8	169.2	(4)%	17%
Corporate	(96.7)	(142.0)	(172.9)	32%	18%
Consolidated Total Adjusted EBITDA	$205.7	$203.6	$139.6	1%	46%
nm - percentage change not meaningful

Mexico

Financial Overview
Comparison of Mexico Results for the Year Ended December 31, 2020 to the Year Ended December 31, 2019

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2019	$652.8	$505.0	$147.8
Organic enrollment (1)	(28.8)
Product mix, pricing and timing (1)	(31.0)
Organic constant currency	(59.8)	(38.8)	(21.0)
Foreign exchange	(58.4)	(43.7)	(14.7)
Dispositions	—	—	—
Other (2)	—	(0.8)	0.8
December 31, 2020	$534.6	$421.7	$112.9
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues decreased by $118.2 million, an 18% decrease from 2019.
•Organic enrollment decreased during 2020 by 4%, which decreased revenues by $28.8 million, mainly due to impacts from the COVID-19 pandemic.
•The decrease in revenues from product mix, pricing and timing was mainly due to an increase in discounts and scholarships as a percentage of revenues.
•Revenues represented 53% of our consolidated total revenues for 2020, compared to 54% for 2019.

Adjusted EBITDA decreased by $34.9 million, a 24% decrease from 2019.
•The overall decrease in Adjusted EBITDA was partially offset by a gain of $5.8 million from the sale of land and buildings at one of our campuses in 2020. This gain is included in Organic constant currency.

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
•The increase in revenues from product mix, pricing and timing was partially offset by a decrease in organic enrollment of 2%, which decreased revenues by $16.0 million.
•Revenues represented 54% of our consolidated total revenues for 2019 compared to 57% for 2018.

Adjusted EBITDA increased by $4.6 million, a 3% increase from 2018.

Peru

Financial Overview

Comparison of Peru Results for the Year Ended December 31, 2020 to the Year Ended December 31, 2019

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2019	$546.8	$349.0	$197.8
Organic enrollment (1)	(33.5)
Product mix, pricing and timing (1)	(7.0)
Organic constant currency	(40.5)	(42.6)	2.1
Foreign exchange	(23.4)	(13.0)	(10.4)
Dispositions	—	—	—
Other	—	—	—
December 31, 2020	$482.9	$293.4	$189.5
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
Revenues decreased by $63.9 million, a 12% decrease from 2019.
•Organic enrollment decreased during 2020 by 7%, decreasing revenues by $33.5 million, mainly due to impacts from the COVID-19 pandemic.
•The decrease in revenues from product mix, pricing and timing was mainly due to an increase in discounts and scholarships as a percentage of revenues.
•Revenue represented 47% of our consolidated total revenues for 2020 compared to 46% for 2019.

Adjusted EBITDA decreased by $8.3 million, a 4% decrease from 2019.

Comparison of Peru Results for the Year Ended December 31, 2019 to the Year Ended December 31, 2018

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2018	$496.4	$327.2	$169.2
Organic enrollment (1)	50.7
Product mix, pricing and timing (1)	7.4
Organic constant currency	58.1	27.0	31.1
Foreign exchange	(7.7)	(5.2)	(2.5)
Dispositions	—	—	—
Other	—	—	—
December 31, 2019	$546.8	$349.0	$197.8
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $50.4 million, a 10% increase from 2018.
•Organic enrollment increased during 2019 by 11%, increasing revenues by $50.7 million.
•Revenues represented 46% of our consolidated total revenues for 2019 compared to 43% for 2018.

Adjusted EBITDA increased by $28.6 million, a 17% increase from 2018.

Corporate

Corporate revenues represent amounts from our consolidated joint venture with the University of Liverpool and revenues from transition services agreements related to divestitures, as well as centralized IT costs charged to other business units, partially offset by the elimination of intersegment revenues.

Operating results for Corporate for the years ended December 31, 2020, 2019 and 2018 were as follows:

				% Change
				Better/(Worse)
(in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenues	$7.4	$12.5	$2.1	(41)%	nm
Expenses	104.1	154.5	175.0	33%	12%
Adjusted EBITDA	$(96.7)	$(142.0)	$(172.9)	32%	18%
nm - percentage change not meaningful

Comparison of Corporate Results for the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Adjusted EBITDA increased by $45.3 million, a 32% increase from 2019.
•Labor costs and other professional fees decreased expenses by $55.5 million for 2020 compared to 2019, related to cost-reduction efforts.
•Other items accounted for a decrease in Adjusted EBITDA of $10.2 million, primarily related to a reduction in revenues from the joint venture with the University of Liverpool.

Comparison of Corporate Results for the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Adjusted EBITDA increased by $30.9 million, an 18% increase from 2018.
•Labor costs and other professional fees decreased expenses by $42.4 million for 2019 compared to 2018, related to cost-reduction efforts.
•Other items accounted for a decrease in Adjusted EBITDA of $11.5 million, primarily attributable to the year-over-year impact of the resolution of an earnout liability during 2018 that was related to the 2014 acquisition of Monash South Africa; the reversal of the earnout liability increased Adjusted EBITDA for 2018.

Liquidity and Capital Resources

Liquidity Sources

We anticipate that cash flow from operations and available cash will be sufficient to meet our current operating requirements and manage our liquidity needs, including any effects on the Company’s business operations that arise from the COVID-19 pandemic, for at least the next 12 months from the date of issuance of this report.

As the impact of the COVID-19 pandemic on the economy and our operations continues to evolve, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to liquidity sources, particularly our cash flows from operations, as well as our financial condition and capitalization. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions, such as obtaining additional financing. The Company will continue to evaluate its financial position in light of future developments, particularly those relating to the COVID-19 pandemic.

Our primary source of cash is revenue from tuition charged to students in connection with our various education program offerings. Essentially all of our revenues are generated from private pay sources as there are no material government-sponsored loan programs in Mexico or Peru. We anticipate generating sufficient cash flow from operations in the majority of countries where we operate to satisfy the working capital and financing needs of our organic growth plans for each country. If our educational institutions within one country were unable to maintain sufficient liquidity, we would consider using internal cash resources or reasonable short-term working capital facilities to accommodate any short- to medium-term shortfalls.

As of December 31, 2020, our secondary source of liquidity was cash and cash equivalents of $750.1 million, which does not include $270.2 million of cash recorded at subsidiaries that are classified as held for sale at December 31, 2020. Our cash accounts are maintained with high-quality financial institutions with no significant concentration in any one institution.

The Company also maintains a revolving credit facility with a syndicate of financial institutions as a source of liquidity. The revolving credit facility provides for borrowings of $410.0 million and has a maturity date of October 7, 2024. From time to time, we draw down on the revolver, and, in accordance with the terms of the credit agreement, any proceeds drawn on the revolving credit facility may be used for general corporate purposes. In March 2020, we fully drew down our $410.0 million revolving credit facility in order to increase our cash position and preserve financial flexibility in light of the COVID-19 pandemic. During the fourth quarter of 2020, following the sale of our operations in Australia and New Zealand, the company fully repaid the outstanding balance of the revolving credit facility.

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

On January 25, 2018, the Company completed the sale of its operations in China, and, at the closing of the sale, a portion of the total transaction value was paid into an escrow account. As of December 31, 2019, the Company had recorded a receivable of approximately $25.9 million for the portion of the escrowed amount that we expected to receive. In June 2020, we received 141.6 million Hong Kong Dollars (approximately $18.3 million at the date of receipt) from the escrow, which was offset against the receivable recorded. Under the terms of the agreement, the remaining escrow receivable amount was due in late January 2021. The Company is pursuing collection and considers the net receivable remaining to be fully collectable.

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

On November 3, 2020, we completed the sale of our operations in Australia and New Zealand and received proceeds of approximately $624.2 million, net of cash sold and transaction costs.

In November 2020, one of the Company's subsidiaries in Mexico sold land and buildings for a total purchase price of approximately $13.9 million, prior to transaction fees. As of December 31, 2020, the Company received approximately $7.0 million of the total purchase price, with the outstanding amount of approximately $6.9 million to be paid before the one-year anniversary of the signing of the agreement.

Pending Sale Transactions

On September 11, 2020, the Company entered into a sale agreement to sell its operation of Walden University, LLC, (Walden University) for a purchase price of $1,480.0 million in cash, subject to certain adjustments set forth in the sale agreement. The closing of this transaction is expected to occur toward the end of 2021 and is subject to customary closing conditions, including regulatory approval by the U.S. Department of Education and the Higher Learning Commission and required antitrust approvals. Under certain specified circumstances, the purchaser may be required to pay the Company a termination fee of $88.0 million, including if the purchaser terminates the sale agreement as a result of the imposition by the U.S. Department of Education of certain specified restrictions, or if Laureate terminates the sale agreement as a result of the purchaser’s failure to consummate the transaction upon satisfaction of the closing conditions. Upon completion of the sale, the restricted cash that is held at a corporate entity to collateralize the letters of credit in favor of the DOE will be released and reclassified to cash and cash equivalents. See also Overview—Regulatory Environment and Other Matters—Department of Justice Voluntary Information Request for Walden University.

On October 13, 2020, the Company entered into a definitive agreement with Fundación Nasser, a not-for-profit foundation in Honduras, to transfer control of its operations in Honduras for total cash consideration of approximately $29.8 million, prior to closing costs. The buyer will also assume indebtedness which, as of December 31, 2020, was approximately $29.5 million. The transaction is subject to certain closing conditions, including regulatory approval, and is expected to be completed in the first half of 2021.

On November 2, 2020, the Company entered into a definitive agreement with Ânima Holding S.A., one of the largest private higher education organizations in Brazil, for the sale of its Brazilian operations. The transaction value is approximately 4,400.0 million Brazilian Reals (or approximately $765.0 million at the time of signing), including 3,800.0 million Brazilian Reals (or approximately $660.7 million at the time of signing) in cash consideration, which is subject to certain adjustments, and assumption of net indebtedness. Pursuant to the agreement, the Company will be entitled to receive up to 203.0 million Brazilian Reals (or approximately $35.3 million at the time of signing) in additional cash consideration if certain metrics are achieved following the closing. The transaction is targeted to close by the end of the second quarter of 2021 and is subject to certain specified closing conditions.

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $117.2 million and $36.2 million as of December 31, 2020 and 2019, respectively.

Restricted cash consists of cash equivalents held to collateralize a standby letter of credit in favor of the DOE. This letter of credit was required by the DOE in order to allow Walden and, in 2019, NSAD, to participate in the Title IV program. As of December 31, 2020 and 2019, we had approximately $83.6 million and $127.3 million, respectively, posted as a letter of credit in favor of the DOE. As of December 31, 2020, the restricted cash used to collateralize this letter of credit was held by a corporate entity. As of December 31, 2019, the restricted cash used to collateralize the letter of credit was primarily held by Walden. Because Walden is classified as a discontinued operation, its restricted cash balances were included in Current assets held for sale on the Consolidated Balance Sheets.

As of December 31, 2020 and 2019, we had EUR 9.4 million (approximately $11.5 million at December 31, 2020) and EUR 5.0 million (approximately $5.5 million at December 31, 2019), respectively, posted as cash-collateral for LOCs related to the Spain Tax Audits.

As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of December 31, 2020 and 2019, the total face amount of these surety bonds was $17.1 million and $25.6 million, respectively. As of December 31, 2019, approximately $17 million of these surety bonds were held at a corporate entity; however, during 2020, all of the surety bonds were transferred to Walden and were held at Walden at December 31, 2020.

Indefinite Reinvestment of Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As part of our business strategies, we have determined that, except for one of our institutions in Peru, all earnings from our foreign continuing operations will be deemed indefinitely reinvested outside of the United States. As of December 31, 2020, $127.7 million of our total $750.1 million of cash and cash equivalents were held by foreign subsidiaries. These amounts above do not include $270.2 million of cash recorded at subsidiaries that are classified as held for sale at December 31, 2020, of which $66.4 million was held by foreign subsidiaries. As of December 31, 2019, $55.8 million of our total $61.6 million of cash and cash equivalents were held by foreign subsidiaries. These amounts above do not include $333.5 million of cash recorded at subsidiaries that are classified as held for sale at December 31, 2019, of which $269.3 million was held by foreign subsidiaries.

Our plans to indefinitely reinvest certain earnings are supported by projected working capital and long-term capital requirements in each foreign subsidiary location in which the earnings are generated. We have analyzed our domestic operation's cash repatriation strategies, projected cash flows, projected working capital and liquidity, and the expected availability within the debt or equity markets to provide funds for our domestic needs. As a result, we rely on payments from contractual arrangements, such as intellectual property royalty, network fee and management services agreements, as well as repayments of intercompany loans to meet any of our existing or future debt service and other obligations, a substantial portion of which are denominated in USD. Based on our analysis, we believe we have the ability to indefinitely reinvest these foreign earnings. If our expectations change based on future developments, including as a result of the announcement on January 27, 2020 to explore strategic alternatives, such that some or all of the undistributed earnings of our foreign subsidiaries may be remitted to the United States in the foreseeable future, we will be required to recognize deferred tax expense and liabilities on those amounts and pay additional taxes. For Peru, we have recognized deferred tax liabilities of approximately $0.1 million for the portion of the undistributed foreign earnings that are not expected to be indefinitely reinvested outside the United States.

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

Debt

On April 26, 2017, we completed an offering of $800.0 million aggregate principal amount of 8.250% Senior Notes due 2025 (the Senior Notes due 2025).The Senior Notes due 2025 were issued at par and will mature on May 1, 2025. Interest on the Senior Notes due 2025 is payable semi-annually on May 1 and November 1, and the first interest payment date was November 1, 2017. During the fourth quarter of 2020, following the expiration of two cash tender offers, the Company purchased a total of $1.3 million aggregate principal amount of the Senior Notes due 2025, at a purchase price of 100% of the principal amount thereof plus accrued and unpaid interest to, but not including, the purchase dates.

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

As of December 31, 2020, senior long-term borrowings totaled $798.7 million, which consisted entirely of the balance outstanding under our Senior Notes due 2025.

As of December 31, 2020, other debt balances totaled $197.6 million and our finance lease obligations and sale-leaseback financings were $52.6 million. Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries, mortgages payable, and notes payable.

Approximately $171.5 million of long-term debt and seller notes, including the current portion, is included in the held-for-sale liabilities recorded on the consolidated balance sheet as of December 31, 2020. For further description of the held-for-sale amounts see Note 4, Discontinued Operations and Assets Held for Sale in our consolidated financial statements included elsewhere in this Form 10-K.

Senior Secured Credit Facility

As described above, during the fourth quarter of 2020, the Company fully repaid the outstanding balance of our $410.0 million revolving credit facility, following the sale of our Australia and New Zealand operations. The revolving credit facility provides for borrowings of $410.0 million and has a maturity date of October 7, 2024. As of December 31, 2019, the outstanding balance under our senior credit facility was $202.4 million, which consisted entirely of balances outstanding under our $410.0 million revolving credit facility.

Senior Notes
As of December 31, 2020 and 2019, the outstanding balance under our Senior Notes due 2025 was $798.7 million and $800.0 million, respectively.

Covenants

Under the Third A&R Credit Agreement, we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant (a leverage ratio covenant), as defined in the Third A&R Credit Agreement, unless certain conditions are satisfied. As of December 31, 2020, these conditions were satisfied and, therefore, we were not subject to the leverage ratio. The maximum ratio, as defined, is 3.50x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of December 31, 2020.

Other Debt

Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries, mortgages payable, and notes payable.

As of December 31, 2020 and 2019, the aggregate outstanding balances on our lines of credit were $59.0 million and $14.5 million, respectively.

In December 2017, UVM Mexico entered into an agreement with a bank for a loan of MXN 1,700.0 million (approximately $89.0 million at the time of the loan). The loan matures in June 2024 and carries a variable interest rate based on TIIE, plus an applicable margin, which is established based on the ratio of debt to EBITDA, as defined in the agreement (5.98% as of December 31, 2020). Payments on the loan were deferred until December 2018, at which time quarterly principal payments were due, beginning at MXN 42.5 million ($2.1 million at December 31, 2020) and increasing to MXN 76.5 million ($3.9 million at December 31, 2020), with a balloon payment of MXN 425.0 million ($21.4 million at December 31, 2020) due at maturity. In 2019, this loan was reassigned to another wholly owned subsidiary of the Company in Mexico. As of December 31, 2020 and 2019, the outstanding balance of this loan was $68.0 million and $77.6 million, respectively.

The Company obtained financing to fund the construction of two new campuses at one of our institutions in Peru, Universidad Peruana de Ciencias Aplicadas. In 2019, the Company repaid the loans except for one, which carries an interest rate of 7.93% and is scheduled to mature in October 2023. Principal payments, plus accrued and unpaid interest, are made semi-annually in April and October. As of December 31, 2020 and 2019, the outstanding balance on the loan was $13.4 million and $14.5 million, respectively.

We have outstanding notes payable at Universidad Privada del Norte (UPN), one of our institutions in Peru. These loans have varying maturity dates through January 2022 and have interest rates ranging from 2.10% to 7.85%. As of December 31, 2020 and 2019, these loans had an aggregate balance of $12.7 million and $23.5 million, respectively.

In December 2017, one of our subsidiaries in Peru entered into an agreement to borrow PEN 247.5 million (approximately $76.0 million at the agreement date). The loan matures in December 2023. Quarterly payments in the amount of PEN 9.3 million ($2.6 million at December 31, 2020) were due from March 2018 through December 2019. The quarterly payments increased to PEN 14.4 million ($4.0 million at December 31, 2020) in March 2020 through the loan's maturity in December 2023. In June 2020, during the COVID-19 pandemic, the quarterly principal payments were suspended until June 2021. As of December 31, 2020 and 2019, this loan had a balance of $44.0 million and $52.3 million, respectively.

On December 20, 2017, one of our subsidiaries in Brazil entered into an agreement to borrow BRL 360.0 million (approximately $110.0 million at the time of the loan). The loan was scheduled to mature on December 25, 2022. In 2020, during the COVID-19 pandemic, quarterly payments were deferred from June to December 2020 and the loan maturity was extended to July 25, 2023. Following the deferral of the quarterly payments in 2020, the loan requires total principal payments of BRL 99.0 million ($19.1 million at December 31, 2020) in 2021, BRL 108.0 million ($20.9 million at December 31, 2020) in 2022, and BRL 76.5 million ($14.8 million at December 31, 2020) in 2023. As of December 31, 2020 and 2019, the loan had a balance of $54.7 million and $75.0 million, respectively.

In addition to this loan, the same Laureate subsidiary in Brazil entered into two additional loans during the year ended December 31, 2019 totaling BRL 190.0 million (approximately $47.5 million at the time of loan). These loans have maturity dates of April 2021 and November 2021. As of December 31, 2020 and 2019, the outstanding balance on these loans was $33.8 million and $46.6 million, respectively.

Leases

We conduct a significant portion of our operations from leased facilities. These facilities include our corporate headquarters, other office locations, and many of our higher education facilities. As discussed in Note 10, Leases, in our consolidated financial statements included elsewhere in this Form 10-K, we have significant operating lease liabilities recorded related to our leased facilities, which will require future cash payments. As of December 31, 2020 and 2019, the present value of operating lease liabilities was $519.1 million and $559.0 million, respectively. These amounts exclude operating lease liabilities for our discontinued operations of $151.4 million and $388.2 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, the minimum lease payments required during 2021 for our Continuing Operations is $91.5 million.

Due to Shareholders of Acquired Companies

One method of payment for past acquisitions was the use of promissory notes payable to the sellers of the acquired companies. As of December 31, 2020 and 2019, we recorded $8.6 million and $22.3 million, respectively, for these liabilities, which relate to Discontinued Operations.

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

Our total capital expenditures for our continuing and discontinued operations, excluding receipts from the sale of subsidiaries and property and equipment, were $89.2 million, $173.3 million and $257.9 million during 2020, 2019 and 2018, respectively. The 49% decrease in capital expenditures for 2020 compared to 2019 was primarily due to a targeted reduction and deferral across all business lines to preserve cash amid the COVID-19 pandemic, as well as a result of the executed divestitures. The 33% decrease in capital expenditures for 2019 compared to 2018 was driven mainly by reduced capital expenditures as a result of divestitures, as well as lower spending in Costa Rica, Peru and Brazil due to significant capital expenditures made in prior periods to launch several new campuses in these geographies, and reduced accreditation/regulatory expenditures in Brazil.

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

As of December 31, 2020 and 2019, plan assets included in Other assets in our Consolidated Balance Sheets were $3.1 million and $4.5 million, respectively. As of December 31, 2020 and 2019, the plan liabilities reported in our Consolidated Balance Sheets were $6.2 million and $6.8 million, respectively. As of December 31, 2020 and 2019, $1.2 million and $1.8 million, respectively, of the total plan liability was classified as a current liability; the remainder was noncurrent and recorded in Other long-term liabilities.

Stock Repurchase Program

On November 5, 2020, Laureate’s board of directors approved a new stock repurchase program to acquire up to $300 million of the Company’s Class A common stock. The Company’s proposed repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s board of directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. The Company intends to finance the repurchases with free cash flow and excess cash and liquidity on-hand. As of December 31, 2020, the approximate dollar value of shares yet to be purchased under this stock repurchase program is $235.1 million.

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

The following table summarizes our cash flows from operating, investing, and financing activities for each of the past three fiscal years:

(in millions)	2020	2019	2018
Cash provided by (used in):
Operating activities	$259.6	$339.8	$396.9
Investing activities	587.4	1,116.8	115.5
Financing activities	(272.7)	(1,674.0)	(410.1)
Effects of exchange rates changes on cash	(0.5)	5.1	9.0
Change in cash included in current assets held for sale	195.8	184.6	(109.5)
Net change in cash and cash equivalents and restricted cash	$769.5	$(27.8)	$1.7
Comparison of Cash Flows for the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Operating activities
Cash provided by operating activities decreased by $80.2 million to $259.6 million for 2020, compared to $339.8 million for 2019. This decrease in operating cash was primarily attributable to changes in working capital, as well as the year-over-year effect of the divestitures that occurred, as certain of the divested institutions contributed positive operating cash flows during 2019 prior to divestiture. These factors accounted for a decrease in operating cash flows of approximately $184.7 million. This decrease was partially offset by: (1) a decrease in cash paid for interest of $68.1 million, prior to interest income, that is attributable to the lower average debt balances, from $188.7 million of cash paid for interest in 2019 to $120.6 million in 2020; (2) a decrease in cash paid for taxes of $28.3 million, from $119.7 million in 2019 to $91.4 million in 2020; and (3) a positive year-over-year effect to operating cash of $8.1 million primarily related to a cash payment in 2019 to settle cross currency and interest rate swaps in Chile.

Investing activities

Cash provided by investing activities decreased by $529.4 million, to $587.4 million for 2020 from $1,116.8 million in 2019. This decrease was primarily attributable to: (1) lower cash receipts from the sales of discontinued operations of $589.4 million, from $1,266.0 million in 2019 (for the sales of St. Augustine and our Thailand, South Africa, India, Spain, Portugal, Turkey, Panama, and UniNorte operations) to $676.6 million, net, in 2020 (for the net effect of the sales of NSAD and our operations in Costa Rica, Chile, Malaysia, Australia and New Zealand, net of cash sold, and the receipt of a portion of the escrow receivable balance related to the 2018 sale of our China operations); (2) the year-over-year negative effect of cash receipt from derivative settlements of $12.9 million, related to the foreign exchange swap agreements associated with the sale of the Spain and Portugal institutions in 2019; and (3) the year-over-year effect of proceeds of $11.5 million in 2019 from the sale of shares of a preferred stock investment in a private education company. These decreases in investing cash were partially offset by a decrease in capital expenditures of $84.2 million, and the year-over-year effect of a payment of $1.2 million in 2019 for a small acquisition in Brazil. Other items accounted for the remaining change of $1.0 million.

Financing activities

Cash used in financing activities decreased by $1,401.3 million to $272.7 million for 2020 from $1,674.0 million for 2019. This decrease in financing cash outflows was primarily attributable to: (1) higher net payments of long-term debt in 2019 as compared to 2020 of $1,207.6 million, primarily related to the use of divestiture proceeds for debt repayment; (2) lower payments in 2020 of $164.6 million to repurchase shares of our Class A common stock under our stock repurchase program; (3) lower payments of deferred purchase price for acquisitions of $14.5 million, due primarily to the full repayment of the St. Augustine seller note in 2019; (4) higher proceeds from stock option exercises of $11.7 million during 2020, as compared to 2019; and (5) lower payments for debt issuance costs and redemption and call premiums of $8.3 million, mostly related to a debt repayment in Chile in 2019.

These decreases in financing cash outflows were partially offset by higher year-over-year payments to purchase noncontrolling interests of $7.9 million, from a $5.8 million payment in 2019 to acquire the remaining noncontrolling interest of one of our operations in India, immediately prior to the sale of those operations, to a $13.7 million payment in 2020 to the minority owner of our Malaysia operations in connection with the sale of those operations. Other items accounted for the remaining difference of $2.5 million.

Comparison of Cash Flows for the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Operating activities
Cash provided by operating activities decreased by $57.1 million to $339.8 million for 2019, compared to $396.9 million for 2018. This decrease in operating cash flows during 2019 was primarily due to the following: (1) changes in operating assets and liabilities and other working capital, which decreased operating cash by $102.9 million, due largely to the year-over-year effect of cash received during the fall intake cycle of 2018 for entities that were subsequently divested in 2019; and (2) proceeds from the settlement of derivative contracts were $22.9 million higher in 2018 than in 2019 due to the fact that, in 2018, we received $14.1 million in cash from the settlement of interest rate swaps whereas, in 2019, we made a cash payment of $8.8 million in order to settle certain cross currency and interest swaps, primarily in Chile.

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

Investing activities

Cash flows from investing activities increased by $1,001.3 million to $1,116.8 million for 2019 from $115.5 million in 2018. This increase is primarily attributable to: (1) higher cash receipts from the sales of discontinued operations of $890.2 million, from $375.8 million in 2018 (for the sales of Kendall and our operations in Cyprus, Italy, China, Germany, and Morocco) to $1,266.0 million in 2019 (for the sales of St. Augustine and our Thailand, South Africa, India, Spain, Portugal, Turkey, Panama, and UniNorte operations); (2) a decrease in capital expenditures of $84.6 million; (3) a year-over-year increase in cash from derivative settlements of $22.9 million, related to the foreign exchange swap agreements associated with the sale of the Cyprus and Italy institutions in 2018 and the Spain and Portugal institutions in 2019, as well as the settlement of the net investment hedges in 2019; (4) a year-over-year decrease in cash paid for acquisitions of $15.8 million; and (5) proceeds of $11.5 million in the 2019 fiscal period from the sale of shares of a preferred stock investment in a private education company.

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

Goodwill and Indefinite-lived Intangible Assets

We perform annual impairment tests of indefinite-lived intangible assets, including goodwill and tradenames, as of October 1st each year. We also evaluate these assets on an interim basis if events or changes in circumstances between annual tests indicate that the assets may be impaired. For example, during the second quarter of 2020, we recorded an impairment of the indefinite-lived intangible assets that were part of the Chile reporting unit. We have not made material changes to the methodology used to assess impairment loss on indefinite-lived tradenames during the past three fiscal years. If the estimates and related assumptions used in assessing the recoverability of our goodwill and indefinite-lived tradenames decline, we may be required to record impairment charges for those assets. We base our fair value estimates on assumptions that we believe to be reasonable but that are unpredictable and inherently uncertain. Actual results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

Goodwill

On January 1, 2020, the Company adopted Accounting Standards Update (ASU) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. This ASU requires entities to calculate goodwill impairment as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

Under the updated guidance, the Company continues to have the option of first performing a qualitative goodwill impairment assessment (i.e., step zero) in order to determine if the quantitative impairment test is necessary. The requirement to perform a qualitative assessment for a reporting unit with a zero or negative carrying amount is eliminated. A reporting unit is defined as a component of an operating segment for which discrete financial information is available and regularly reviewed by management of the segment. Based on the qualitative assessment, if we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is not required.

If we do not perform the qualitative assessment for a reporting unit or determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value-based test is performed. We estimate the fair value of each reporting unit, and, if the carrying amount of the reporting unit is less than the reporting unit’s estimated fair value, then there is no goodwill impairment. If the carrying amount of the reporting unit exceeds its estimated fair value, then goodwill is impaired and the difference between the reporting unit's carrying amount and its fair value is recognized as a loss on impairment of assets in the consolidated statements of operations. We completed our annual impairment testing, and no impairments of goodwill were identified.

Our valuation approach to estimate the fair value of a reporting unit utilizes a weighted combination of a discounted cash flow analysis and a market multiples analysis. The discounted cash flow analysis relies on historical data and internal estimates, which are developed as a part of our long-range plan process, and includes an estimate of terminal value based on these expected cash flows using the generally accepted Gordon Dividend Growth formula, which derives a valuation using an assumed perpetual annuity based on the reporting unit’s residual cash flows. The discount rate is based on the generally accepted Weighted Average Cost of Capital methodology, and is derived using a cost of equity based on the generally accepted Capital Asset Pricing Model and a cost of debt based on the typical rate paid by market participants. The market multiples analysis utilizes multiples of business enterprise value to revenues, operating income and earnings before interest, taxes, depreciation and amortization of comparable publicly traded companies and multiples based on fair value transactions where public information is available. Significant assumptions used in estimating the fair value of each reporting unit include: (1) the revenue and profitability growth rates and (2) the discount rate.

We also evaluate the sensitivity of a change in assumptions related to goodwill impairment, assessing whether a 10% reduction in our estimates of revenue or a 1% increase in our estimated discount rates would result in impairment of goodwill. Using the current estimated cash flows and discount rates, each reporting unit's estimated fair value exceeds its carrying value by at least 15% in instances where we performed fair value-based impairment testing. We have determined that none of our reporting units with material goodwill were at risk of failing the goodwill impairment test as of December 31, 2020.

We completed our IPO on February 6, 2017 at an initial public offering price that was below the expected range, and since then our stock price at times has traded below the initial public offering price. While our market capitalization is currently in excess of the carrying value of our stockholders’ equity, a significant decline in our stock price for an extended period of time could be considered an impairment indicator that would cause us to perform an interim impairment test that could result in additional impairments of goodwill or other intangible assets.

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

During the third quarter of 2020, following the reclassification of several of our subsidiaries as held-for-sale, the Company tested the Laureate tradename for impairment and concluded that the estimated fair value of the Laureate tradename was less than its carrying value. As a result, the Company recognized an impairment charge of $320.0 million, in accordance with ASC 350-30-35-17. Additionally, the Company determined that the useful life of the remaining Laureate tradename asset was no longer indefinite and would be amortized over five years, its estimated useful life.

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

Indicators of impairment include, but are not limited to:
•a significant deterioration of operating results;
•a change in regulatory environment;
•a significant change in the use of an asset, its physical condition, or a change in management's intended use of the asset;
•an adverse change in anticipated cash flows; or
•a significant decrease in the market price of an asset.

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
We recorded impairment losses on long-lived assets for the years ended December 31, 2020, and 2019. See Note 8, Goodwill and Other Intangible Assets, in our consolidated financial statements included elsewhere in this Form 10-K for further details.

Deferred Costs

Deferred costs on the Consolidated Balance Sheets consist primarily of direct costs associated with online course development, accreditation and costs to obtain a contract. Deferred costs associated with the development of online educational programs are capitalized after technological feasibility has been established. Deferred online course development costs are amortized to direct costs on a straight-line basis over the estimated period that the associated products are expected to generate revenues. Deferred online course development costs are evaluated on a quarterly basis through review of the corresponding course catalog. If a course is no longer listed or offered in the current course catalog, then the costs associated with its development are written off. As of December 31, 2020 and 2019, the unamortized balances of online course development costs were $15.3 million and $22.3 million, respectively. We defer direct and incremental third-party costs incurred for obtaining initial accreditation and for the renewal of accreditations. These accreditation costs are amortized to direct costs over the life of the accreditation on a straight-line basis. As of December 31, 2020 and 2019, the unamortized balances of accreditation costs were $0.2 million and $0.3 million, respectively. Laureate also defers certain commissions and bonuses earned by third party agents and our employees that are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are amortized over the period of benefit, which ranges from two to four years. As of both December 31, 2020 and 2019, the unamortized balances of contract costs were $2.1 million.

At December 31, 2020 and 2019, our total deferred costs were $33.4 million and $39.5 million, respectively, with accumulated amortization of $(15.7) million and $(14.8) million, respectively.

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

See Note 14, Income Taxes, in our consolidated financial statements included elsewhere in this Form 10-K for details of our deferred taxes and tax contingencies.

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

We have granted restricted stock, restricted stock units, stock options, and performance awards for which the vesting is based on our annual performance metrics. For interim periods, we use our year-to-date actual results, financial forecasts, and other available information to estimate the probability of the award vesting based on the performance metrics. The related compensation expense recognized is affected by our estimates of the vesting probability of these performance awards. See Note 12, Share-based Compensation and Equity, in our consolidated financial statements included elsewhere in this Form 10-K for further discussion of these arrangements.

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

Interest Rate Risk

We are subject to risk from fluctuations in interest rates, primarily relating to our Senior Secured Credit Facility and certain local debt, which bear interest at variable rates. Based on our outstanding variable-rate debt as of December 31, 2020, an increase of 100 basis points in our weighted-average interest rate would result in an increase in interest expense of $0.9 million on an annual basis.

Foreign Currency Exchange Risk

We use the USD as our reporting currency. We derived almost entirely all of our revenues from students outside of the United States for the year ended December 31, 2020. Our business is transacted through a network of international and domestic subsidiaries, generally in the local currency, considered the functional currency for that subsidiary.

Our foreign currency exchange rate risk is related to the following items:

•Adjustments relating to the translation of our assets and liabilities from the subsidiaries' functional currencies to USD. These adjustments are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheets.

•Gains and losses resulting from foreign currency exchange rate changes related to intercompany loans that are deemed to have the characteristics of a long-term investment. These gains and losses are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheets.

•Gains and losses resulting from foreign currency exchange rate changes related to intercompany loans that are not deemed to have the characteristics of a long-term investment. These gains and losses are recorded in foreign currency exchange gain (loss) on our consolidated statements of operations.

•Gains and losses on foreign currency transactions. These gains and losses are recorded in foreign currency exchange gain (loss) on our consolidated statements of operations.

For the year ended December 31, 2020, a hypothetical 10% adverse change in average annual foreign currency exchange rates, excluding the impacts of our derivatives, would have increased Operating loss and decreased Adjusted EBITDA by approximately $8.6 million and $31.8 million, respectively.

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

Item 8. Financial Statements

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Date: February 25, 2021

/s/ EILIF SERCK-HANSSEN
Eilif Serck-Hanssen
President and Chief Executive Officer

/s/ JEAN-JACQUES CHARHON
Jean-Jacques Charhon
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Laureate Education, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Laureate Education, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Certain Reserves for Uncertain Tax Positions

As described in Notes 2 and 14 to the consolidated financial statements, the Company’s reserves for uncertain tax positions were $385.3 million as of December 31, 2020. A tax position must meet a minimum probability threshold before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position and having full knowledge of all relevant information. This involves the use of significant estimates and assumptions by management with respect to the potential outcome of positions taken on tax returns that may be reviewed by tax authorities.

The principal considerations for our determination that performing procedures relating to certain reserves for uncertain tax positions is a critical audit matter are (i) the significant judgment by management when determining certain reserves for uncertain tax positions, including a high degree of estimation uncertainty when measuring the reserves, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate management’s determination of certain reserves for uncertain tax positions, the technical merits of the tax positions, and the accurate measurement of the tax positions, (ii) the evaluation of audit evidence available to support certain reserves for the uncertain tax positions is complex and resulted in significant auditor judgment as the nature of the evidence is often highly subjective, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition and measurement of certain reserves for uncertain tax positions. These procedures also included, among others (i) testing the information used in the calculation of certain reserves for uncertain tax positions, (ii) testing the calculation of certain reserves for uncertain tax positions, including management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained, as well as the likelihood of the possible estimated outcome, and (iii) testing the completeness of management’s assessment of possible outcomes of certain uncertain tax positions. Professionals with specialized skill and knowledge were used to assist in the evaluation of the measurement of certain of the Company’s reserves for uncertain tax positions, including evaluating the reasonableness of management’s assessment of whether certain tax positions are more-likely-than-not of being sustained and the amount of potential benefit to be realized, and the application of relevant tax laws.

Impairment Assessment - Laureate Tradename Intangible Asset

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated tradename balance was $225.6 million as of December 31, 2020, which includes the Laureate tradename of $74.5 million. During the third quarter of 2020, the Company announced that it had completed a sale of its operations in Chile and that it had signed agreements to sell its operations in Brazil, Australia and New Zealand, as well as Walden University. Because of these events, management determined that the useful life of the Laureate tradename asset was no longer indefinite and tested the asset for impairment. Management estimated the fair value of the tradename asset using the relief-from-royalty method. As a result of the impairment test, management concluded that the estimated fair value of the Laureate tradename was less than its carrying value by approximately $320.0 million and recorded an impairment charge for that amount. The significant assumptions used in estimating the fair value included: (i) the estimates of revenue projections, including the period of those projections; (ii) the discount rates; and (iii) the estimated royalty rate.

The principal considerations for our determination that performing procedures relating to the impairment assessment for the Laureate tradename intangible asset is a critical audit matter are the significant judgment by management when determining that the useful life of the asset was no longer indefinite and determining the fair value of the tradename, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to estimates of revenue projections, including the period of those projections, and the estimated royalty rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of triggering events and relief-from-royalty valuation of the Laureate tradename. These procedures also included, among others, (i) testing management’s process for determining the fair value estimate of the tradename, (ii) evaluating the appropriateness of the relief-from-royalty method, (iii) testing the completeness and accuracy of underlying data used in the valuation, and (iv) evaluating the reasonableness of the significant assumptions used by management related to the estimates of revenue projections, including the period of those projections, and the estimated royalty rate. Evaluating management’s assumptions related to the estimates of revenue projections, including the period of those projections, involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Company’s institutions, (ii) the consistency with external market data, (iii) management’s planned future use of the tradename, and (iv) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s relief-from-royalty method and evaluating the appropriateness of the estimated royalty rate assumption.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
February 25, 2021

We have served as the Company’s auditor since 2007, which includes periods before the Company became subject to SEC reporting requirements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the years ended December 31,	2020	2019	2018

Revenues	$1,024,917	$1,212,070	$1,144,574
Costs and expenses:
Direct costs	802,458	949,471	904,002
General and administrative expenses	199,790	226,331	267,364
Loss on impairment of assets	351,971	248	—
Operating (loss) income	(329,302)	36,020	(26,792)
Interest income	2,169	3,294	2,814
Interest expense	(100,894)	(125,042)	(188,431)
Loss on debt extinguishment	(610)	(22,601)	(7,481)
(Loss) gain on derivatives	(25,980)	8,300	88,476
Other (expense) income, net	(2,420)	8,922	10,598
Foreign currency exchange gain (loss), net	13,474	(8,125)	695
Loss on disposals of subsidiaries, net	(7,276)	(20,429)	—
Loss from continuing operations before income taxes and equity in net income of affiliates	(450,839)	(119,661)	(120,121)
Income tax benefit (expense)	130,069	(31,041)	(71,196)
Equity in net income of affiliates, net of tax	172	219	—
Loss from continuing operations	(320,598)	(150,483)	(191,317)
(Loss) income from discontinued operations, net of tax expense of $114,257, $33,681 and $105,880, respectively	(298,104)	1,088,147	562,247
Net (loss) income	(618,702)	937,664	370,930
Net loss (income) attributable to noncontrolling interests	5,371	820	(863)
Net (loss) income attributable to Laureate Education, Inc.	$(613,331)	$938,484	$370,067

Accretion of redeemable noncontrolling interests and equity and, for 2018, Series A convertible redeemable preferred stock	$149	$(208)	$(62,825)
Gain upon conversion of Series A convertible redeemable preferred stock	—	—	74,110
Net (loss) income available to common stockholders	$(613,182)	$938,276	$381,352

Basic earnings (loss) per share:
Loss from continuing operations	$(1.53)	$(0.68)	$(0.85)
(Loss) income from discontinued operations	(1.40)	4.91	2.64
Basic (loss) earnings per share	$(2.93)	$4.23	$1.79
Diluted earnings (loss) per share:
Loss from continuing operations	$(1.53)	$(0.68)	$(0.91)
(Loss) income from discontinued operations	(1.40)	4.91	2.64
Diluted (loss) earnings per share	$(2.93)	$4.23	$1.73
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the years ended December 31,	2020	2019	2018

Net (loss) income	$(618,702)	$937,664	$370,930
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for all years	133,827	42,935	(200,006)
Unrealized (loss) gain on derivative instruments, net of tax of $0 for all years	—	(7,950)	13,709
Minimum pension liability adjustment, net of tax of $0, $0 and $144, respectively	(1,200)	3,596	(350)
Total other comprehensive income (loss)	132,627	38,581	(186,647)
Comprehensive (loss) income	(486,075)	976,245	184,283
Net comprehensive loss (income) attributable to noncontrolling interests	4,739	953	(1,355)
Comprehensive (loss) income attributable to Laureate Education, Inc.	$(481,336)	$977,198	$182,928
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$750,147	$61,576
Restricted cash	117,151	36,241
Receivables:
Accounts and notes receivable	138,738	123,132
Other receivables	49,835	12,394
Allowance for doubtful accounts	(76,694)	(60,465)
Receivables, net	111,879	75,061
Income tax receivable	14,564	6,833
Prepaid expenses and other current assets	15,079	29,811
Current assets held for sale	434,966	706,544
Total current assets	1,443,786	916,066
Notes receivable, net	1,321	353
Property and equipment:
Land	126,228	135,813
Buildings	351,480	351,232
Furniture, equipment and software	494,079	494,713
Leasehold improvements	121,683	124,429
Construction in-progress	7,254	33,719
Accumulated depreciation and amortization	(522,240)	(499,276)
Property and equipment, net	578,484	640,630
Operating lease right-of-use assets, net	462,767	521,764
Land use rights, net	1,548	1,628
Goodwill	574,832	606,483
Tradenames, net	225,573	562,137
Deferred costs, net	17,623	24,704
Deferred income taxes	130,567	49,422
Other assets	51,924	72,251
Long-term assets held for sale	1,482,469	3,100,985
Total assets	$4,970,894	$6,496,423
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	December 31, 2020	December 31, 2019
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$41,073	$63,427
Accrued expenses	95,743	103,591
Accrued compensation and benefits	64,089	100,688
Deferred revenue and student deposits	47,180	54,849
Current portion of operating leases	44,631	42,039
Current portion of long-term debt and finance leases	95,818	48,139
Current portion of due to shareholders of acquired companies	—	1,109
Income taxes payable	29,682	14,737
Derivative instruments	17,680	—
Other current liabilities	15,109	14,050
Current liabilities held for sale	353,550	602,426
Total current liabilities	804,555	1,045,055
Long-term operating leases, less current portion	474,507	516,979
Long-term debt and finance leases, less current portion	899,898	1,103,302
Deferred compensation	13,425	12,744
Income taxes payable	36,078	47,767
Deferred income taxes	86,368	170,363
Derivative instruments	8,144	—
Other long-term liabilities	33,555	31,300
Long-term liabilities held for sale	348,706	752,467
Total liabilities	2,705,236	3,679,977
Redeemable noncontrolling interests and equity	1,724	12,295
Stockholders' equity:
Preferred stock, par value $0.001 per share – 49,889 shares authorized as of December 31, 2020 and December 31, 2019, no shares issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Class A common stock, par value $0.004 per share – 700,000 shares authorized, 137,162 shares issued and 115,119 shares outstanding as of December 31, 2020 and 135,583 shares issued and 119,575 outstanding as of December 31, 2019	548	542
Class B common stock, par value $0.004 per share – 175,000 shares authorized, 90,792 shares issued and outstanding as of December 31, 2020 and 90,831 shares issued and outstanding as of December 31, 2019	363	363
Additional paid-in capital	3,760,029	3,724,636
(Accumulated deficit) retained earnings	(176,822)	436,509
Accumulated other comprehensive loss	(941,986)	(1,073,981)
Treasury stock at cost (22,043 shares held at December 31, 2020 and 16,008 shares held at December 31, 2019)	(365,316)	(271,106)
Total Laureate Education, Inc. stockholders' equity	2,276,816	2,816,963
Noncontrolling interests	(12,882)	(12,812)
Total stockholders' equity	2,263,934	2,804,151
Total liabilities and stockholders' equity	$4,970,894	$6,496,423
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

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (continued)
IN THOUSANDS

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income	Treasury stock at cost	Non-controlling interests	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	119,575	$542	90,831	$363	$3,724,636	$436,509	$(1,073,981)	$(271,106)	$(12,812)	$2,804,151
Non-cash stock compensation	—	—	—	—	13,298	—	—	—	—	13,298
Conversion of Class B shares to Class A shares	39	—	(39)	—	—	—	—	—	—	—
Purchase of treasury stock at cost	(6,035)	—	—	—	—	—	—	(94,210)	—	(94,210)
Exercise of stock options and vesting of restricted stock and restricted stock units, net of shares withheld to satisfy tax withholding	1,540	6	—	—	24,556	—	—	—	—	24,562
Change in noncontrolling interests	—	—	—	—	(2,610)	—	—	—	3,471	861
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	149	—	—	—	—	149
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	1,198	1,198
Net loss	—	—	—	—	—	(613,331)	—	—	(5,371)	(618,702)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	133,195	—	632	133,827
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	(1,200)	—	—	(1,200)
Balance at December 31, 2020	115,119	$548	90,792	$363	$3,760,029	$(176,822)	$(941,986)	$(365,316)	$(12,882)	$2,263,934
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the years ended December 31,	2020	2019	2018
Cash flows from operating activities
Net (loss) income	$(618,702)	$937,664	$370,930
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	143,516	193,356	239,998
Amortization of operating lease right-of-use assets	80,203	122,673	—
Loss on impairment of assets	790,229	940	13,110
Gain on sales and disposal of subsidiaries and property and equipment, net	(22,756)	(753,519)	(292,108)
Loss (gain) on derivative instruments	25,980	(7,438)	(89,143)
(Payments for) proceeds from settlement of derivative contracts	(626)	(8,772)	14,117
Loss on debt extinguishment	610	28,752	7,481
Non-cash interest expense	17,450	3,535	15,408
Interest paid on deferred purchase price for acquisitions	(3,969)	(5,305)	(4,463)
Non-cash share-based compensation expense	13,298	12,994	10,791
Bad debt expense	117,867	100,829	112,440
Deferred income taxes	(185,652)	(29,813)	(7,474)
Unrealized foreign currency exchange loss	26,344	29,186	37,796
Non-cash loss from non-income tax contingencies	3,059	9,075	6,839
Other, net	408	(5,341)	(10,297)
Changes in operating assets and liabilities:
Receivables	(323,036)	(163,202)	(83,316)
Prepaid expenses and other assets	(28,504)	(42,047)	(39,347)
Accounts payable and accrued expenses	(47,200)	5,574	(7,512)
Income tax receivable/payable, net	99,563	(36,220)	48,875
Deferred revenue and other liabilities	171,474	(53,152)	52,733
Net cash provided by operating activities	259,556	339,769	396,858
Cash flows from investing activities
Purchase of property and equipment	(74,624)	(155,641)	(238,046)
Expenditures for deferred costs	(14,538)	(17,701)	(19,866)
Receipts from sales of discontinued operations, net of cash sold, property and equipment and other	676,569	1,266,042	375,807
Settlement of derivatives related to sale of discontinued operations and net investment hedge	—	12,866	(9,960)
Proceeds from property insurance recoveries and corporate-owned life insurance	—	842	27,356
Business acquisitions, net of cash acquired	—	(1,205)	(17,019)
Payments (to) from related parties and investments in affiliates	(7)	84	(2,778)
Proceeds from sale of investment	—	11,473	—
Net cash provided by investing activities	587,400	1,116,760	115,494
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	528,382	1,123,179	485,470
Payments on long-term debt	(705,353)	(2,507,790)	(867,915)
Payments of deferred purchase price for acquisitions	(5,680)	(20,157)	(13,650)
Payments to purchase noncontrolling interests	(13,716)	(5,761)	(127)
Payment of dividends on Series A Preferred Stock and to noncontrolling interests	—	—	(11,103)
Proceeds from exercise of stock options	25,716	14,007	—
Payments to repurchase common stock	(99,523)	(264,093)	—
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(1,154)	(2,245)	(2,528)
Payments of debt issuance costs	(779)	(9,091)	(587)
Distributions (to) from noncontrolling interest holders	(609)	(2,026)	311
Net cash used in financing activities	(272,716)	(1,673,977)	(410,129)
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	(546)	5,070	8,998
Change in cash included in current assets held for sale	195,787	184,578	(109,546)
Net change in Cash and cash equivalents and Restricted cash	769,481	(27,800)	1,675
Cash and cash equivalents and Restricted cash at beginning of period	97,817	125,617	123,942
Cash and cash equivalents and Restricted cash at end of period	$867,298	$97,817	$125,617
The accompanying notes are an integral part of these consolidated financial statements.

Laureate Education, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands)
Note 1. Description of Business

Laureate Education, Inc. and subsidiaries (hereinafter Laureate, we, us, our, or the Company) provide higher education programs and services to students through licensed universities and higher education institutions (institutions). Laureate's programs are provided through institutions that are campus-based and internet-based, or through electronically distributed educational programs (online). In response to the COVID-19 pandemic, we have temporarily transitioned the educational delivery method at all of our campus-based institutions to be online and are leveraging our existing technologies and learning platforms to serve students outside the traditional classroom setting.

We are domiciled in Delaware as a public benefit corporation, a demonstration of our long-term commitment to our mission to benefit our students and society. The Company completed its initial public offering (IPO) on February 6, 2017 and its shares are listed on the Nasdaq Global Select Market under the symbol ‘‘LAUR.’’

Discontinued Operations

In 2017 and 2018, the Company announced the divestiture of certain subsidiaries located in Europe, Asia and Central America, which were included in the following segments: Peru (formerly Andean), Central America (formerly Central America & U.S. Campuses), and Rest of World. The goal of the divestitures was to create a more focused and simplified business model and generate proceeds to be used for further repayment of long-term debt. This represented a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, all of the divestitures that were part of this strategic shift, as well as the Company's operations in the Kingdom of Saudi Arabia that were managed under a contract that expired on August 31, 2019 and was not renewed, were accounted for as discontinued operations for all periods presented in accordance with Accounting Standards Codification (ASC) 205-20, “Discontinued Operations” (ASC 205).

On January 27, 2020, we announced that our board of directors had authorized the Company to explore strategic alternatives for each of its businesses to unlock shareholder value. As a result of these efforts to explore strategic alternatives, during the third quarter of 2020, the Company announced that it had completed a sale of its operations in Chile and had signed agreements to sell its operations in Brazil, Australia and New Zealand, as well as Walden University, its fully online higher education institution in the United States. This also represented a strategic shift that had a major effect on the Company’s operations and financial results. As such, Chile, Brazil, Australia and New Zealand, and Walden also have been accounted for as discontinued operations for all periods presented in accordance with ASC 205. The sale of Australia and New Zealand was completed on November 3, 2020. For Laureate’s institutions in Mexico and Peru, the board decided after a thorough evaluation of all strategic options, including a potential sale, to continue to operate these assets under Laureate management. Accordingly, Mexico and Peru represent our Continuing Operations. The decision to focus on a regional operating model in Mexico and Peru at this time does not preclude further engagement with potential buyers for those businesses. See Note 4, Discontinued Operations and Assets Held for Sale, and Note 6, Dispositions, for more information. Unless indicated otherwise, the information in the footnotes to the Consolidated Financial Statements relates to Continuing Operations.

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

Principles of Consolidation and Investments in Affiliates

General

Our Consolidated Financial Statements include all accounts of Laureate, our majority-owned subsidiaries, and an educational institution that is part of our network and, although not owned by Laureate, is a variable interest entity (VIE) pursuant to ASC Topic 810-10, "Consolidation." As of December 31, 2020, the Laureate network includes one VIE institution in Honduras, which is a discontinued operation. Laureate has determined it is the “primary beneficiary” of this VIE, as such term is defined in ASC 810-10-20, and has consolidated the financial results of operations, assets and liabilities, and cash flows of this VIE in the Company's Consolidated Financial Statements. Intercompany accounts and transactions have been eliminated in consolidation.

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

Business Combinations

Laureate accounts for business combinations as prescribed by ASC 805, “Business Combinations.” When we complete a business combination, all tangible and identifiable intangible assets acquired and all liabilities assumed are recorded at fair value. Any excess purchase price is recorded as goodwill. Transaction costs associated with business combinations are expensed as incurred. If Laureate acquires less than 100% of an entity (a partial acquisition) and consolidates the entity upon acquisition, all assets and liabilities, including noncontrolling interests, are recorded at their estimated fair value. When a partial acquisition results in Laureate obtaining control of an entity, Laureate remeasures any previously existing investment in the entity at fair value and records a gain or loss. Partial acquisitions in which Laureate’s control does not change are accounted for as equity transactions. Revenues and the results of operations of the acquired business are included in the accompanying Consolidated Financial Statements commencing on the date of acquisition.

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

At the date of acquisition, we recognize an indemnification asset at the same time and on the same basis as the related indemnified item, subject to any contractual limitations and to the extent that collection is reasonably assured, in accordance with ASC 805. When indemnified, subsequent changes in the indemnified item are offset by changes in the indemnification asset. We assess the realizability of the indemnification assets each reporting period. The Company records changes in uncertain income tax positions as a component of Income tax expense, while related changes to the indemnification asset are included in Operating income in the Consolidated Statements of Operations. Changes in the principal portion of non-income tax contingencies, as well as changes in any related indemnification asset, are included in Operating income.

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

Restricted Cash

Restricted cash includes cash equivalents held to collateralize standby letters of credit. In addition, Laureate may at times have restricted cash in escrow, hold a United States deposit for a letter of credit in lieu of a surety bond, or otherwise have cash that is not immediately available for use in current operations. Laureate’s United States institution, Walden University (Walden), participates in the United States Department of Education (DOE) Title IV student financing assistance lending programs (Title IV programs). A letter of credit is required by the DOE in order to allow Walden to participate in the Title IV program. As of December 31, 2020, the restricted cash used to collateralize this letter of credit was held by a corporate entity. As of December 31, 2019, the restricted cash used to collateralize the letter of credit was primarily held by Walden. Because Walden is classified as a discontinued operation, its restricted cash balances were included in Current assets held for sale on the Consolidated Balance Sheets.

Financial Instruments

Laureate’s financial instruments consist of cash and cash equivalents, restricted cash, accounts and notes receivable, other receivables, accounts payable, derivative instruments, debt, and operating and finance lease obligations. The fair value of these financial instruments approximates their carrying amounts reported in the Consolidated Balance Sheets with the exception of debt, as discussed in Note 9, Debt. Additional information about fair value is provided in Note 19, Fair Value Measurement.

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

The reconciliations of the beginning and ending balances of the Allowance for doubtful accounts were as follows:

For the years ended December 31,	2020	2019	2018
Balance at beginning of period	$60,465	$43,491	$39,176
Additions: charges to bad debt expense	44,707	20,324	23,107
Deductions (a)	(28,478)	(3,350)	(18,792)
Balance at end of period	$76,694	$60,465	$43,491

(a) Deductions include accounts receivable written off against the allowance (net of recoveries), reclassifications, and foreign currency translation. The beginning and ending balances of the Allowance for doubtful accounts include the current portion, as shown on the face of Consolidated Balance Sheets, in addition to the noncurrent portion that is included in Notes receivable, net on the Consolidated Balance Sheets.

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

Deferred costs on the Consolidated Balance Sheets consist primarily of direct costs associated with online course development, accreditation and costs to obtain a contract. Deferred costs associated with the development of online educational programs are capitalized after technological feasibility has been established. Deferred online course development costs are amortized to Direct costs on a straight-line basis over the estimated period that the associated products are expected to generate revenues. Deferred online course development costs are evaluated on a quarterly basis through review of the corresponding course catalog. If a course is no longer listed or offered in the current course catalog, then the costs associated with its development are written off. As of December 31, 2020 and 2019, the unamortized balances of online course development costs were $15,258 and $22,326, respectively. Laureate defers direct and incremental third-party costs incurred for obtaining initial accreditation and for the renewal of accreditations. These accreditation costs are amortized to Direct costs over the life of the accreditation on a straight-line basis. As of December 31, 2020 and 2019, the unamortized balances of accreditation costs were $241 and $287, respectively. As discussed in Note 3, Revenue, Laureate also defers certain commissions and bonuses earned by third party agents and our employees that are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are amortized over the period of benefit which ranges from two to four years. As of December 31, 2020 and 2019, the unamortized balances of contract costs were $2,124 and $2,091, respectively.

At December 31, 2020 and 2019, Laureate’s total Deferred costs were $33,361 and $39,465, respectively, with accumulated amortization of $(15,738) and $(14,761), respectively.

Debt Issuance Costs

Debt issuance costs were paid as a result of certain debt transactions and are presented as a deduction from debt. These debt issuance costs are amortized over the term of the associated debt instruments. The amortization expense is recognized as a component of Interest expense in the Consolidated Statements of Operations. As of December 31, 2020 and 2019, the unamortized balances of deferred financing costs were $53,292 and $62,911, respectively.

Goodwill, Other Intangible Assets and Long-lived Assets

Goodwill

Goodwill primarily represents the amounts paid by Wengen Alberta, Limited Partnership (Wengen), the Company's controlling stockholder, in excess of the fair value of the net assets acquired in the August 2007 leveraged buyout transaction (LBO) (see Note 8, Goodwill and Other Intangible Assets), plus the excess purchase price over fair value of net assets for businesses acquired after the LBO transaction.

Goodwill is evaluated annually as of October 1st each year for impairment at the reporting unit level, in accordance with ASC 350, “Intangibles - Goodwill and Other.” We also evaluate goodwill for impairment on an interim basis if events or changes in circumstances between annual tests indicate that the asset may be impaired. For example, during the second quarter of 2020, we recorded an impairment of the goodwill that was part of the Chile reporting unit, as disclosed in Note 4, Discontinued Operations and Assets Held for Sale. Goodwill is impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. A reporting unit is defined as a component of an operating segment for which discrete financial information is available and regularly reviewed by management of the segment.

On January 1, 2020, the Company adopted Accounting Standards Update (ASU) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. This ASU requires entities to calculate goodwill impairment as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

Under the updated guidance, the Company continues to have the option of first performing a qualitative goodwill impairment assessment (i.e., step zero) in order to determine if the quantitative impairment test is necessary. The requirement to perform a qualitative assessment for a reporting unit with a zero or negative carrying amount is eliminated. Based on the qualitative assessment, if we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is not required.

If we do not perform the qualitative assessment for a reporting unit or determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value-based test is performed. We estimate the fair value of each reporting unit, and, if the carrying amount of the reporting unit is less than the reporting unit’s estimated fair value, then there is no goodwill impairment. If the carrying amount of the reporting unit exceeds its estimated fair value, then goodwill is impaired and the difference between the reporting unit's carrying amount and its fair value is recognized as a loss on impairment of assets in the consolidated statements of operations. We completed our annual impairment testing, and no impairments of goodwill were identified.

Our valuation approach to estimate the fair value of a reporting unit utilizes a weighted combination of a discounted cash flow analysis and a market multiples analysis. The discounted cash flow analysis relies on historical data and internal estimates, which are developed as a part of our long-range plan process, and includes an estimate of terminal value based on these expected cash flows using the generally accepted Gordon Dividend Growth formula, which derives a valuation using an assumed perpetual annuity based on the reporting unit’s residual cash flows. The discount rate is based on the generally accepted Weighted Average Cost of Capital methodology, and is derived using a cost of equity based on the generally accepted Capital Asset Pricing Model and a cost of debt based on the typical rate paid by market participants. The market multiples analysis utilizes multiples of business enterprise value to revenues, operating income and earnings before interest, taxes, depreciation and amortization of comparable publicly traded companies and multiples based on fair value transactions where public information is available. Significant assumptions used in estimating the fair value of each reporting unit include: (1) the revenue and profitability growth rates and (2) the discount rate.

Other Intangible Assets

Other intangible assets on the Consolidated Balance Sheets include acquired indefinite-lived tradenames, which are valued using the relief-from-royalty method. This method estimates the amount of royalty expense that we would expect to incur if the assets were licensed from a third party. We use publicly available information in determining certain assumptions to assist us in estimating fair value using market participant assumptions. Any costs incurred to internally develop new tradenames are expensed as incurred. Accreditations are not considered a separate unit of account and their values are embedded in the cash flows generated by the institution, which are used to value its tradename. The Company does not believe accreditations have significant value on their own due to the fact that they are neither exclusive nor scarce, and the direct costs associated with obtaining accreditations are not material. Other intangible assets also include the Laureate tradename, which during the third quarter of 2020 was determined to no longer have an indefinite life and is being amortized over a five-year useful life.

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

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include, but are not limited to, a significant deterioration of operating results, a change in regulatory environment, changes in business plans, or adverse changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to result from the use and eventual disposition of the assets. If the assets are determined to be impaired, the impairment recognized is the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by the discounted cash flow method. The discount rate used in any estimate of discounted cash flows is the rate commensurate with a similar investment of similar risk.

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

Advertising

Laureate expenses advertising costs as incurred. Advertising expenses were $45,318, $53,819 and $52,537 for the years ended December 31, 2020, 2019 and 2018, respectively, and are recorded in Direct costs in our Consolidated Statements of Operations.

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
A tax position must meet a minimum probability threshold before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position and having full knowledge of all relevant information. This involves the use of significant estimates and assumptions by management with respect to the potential outcome of positions taken on tax returns that may be reviewed by tax authorities.

We earn a significant portion of our income from subsidiaries located in countries outside the United States. For all Continuing Operations except one institution in Peru, deferred tax liabilities have not been recognized for undistributed foreign earnings because management believes that the earnings will be indefinitely reinvested outside the United States under the Company's planned tax neutral methods. Our assertion that earnings from our foreign operations will be indefinitely reinvested is supported by projected working capital and long-term capital plans in each foreign subsidiary location in which the earnings are generated. Additionally, we believe that we have the ability to indefinitely reinvest foreign earnings based on our domestic operation's cash repatriation strategies, projected cash flows, projected working capital and liquidity, and the expected availability of capital within the debt or equity markets. If our expectations change based on future developments, including as a result of the announcement on January 27, 2020 to explore strategic alternatives, such that some or all of the undistributed earnings of our foreign subsidiaries may be remitted to the United States in the foreseeable future, we will be required to recognize deferred tax expense and liabilities on those amounts. For Peru, we have recognized deferred tax liabilities of approximately $100 for the portion of the undistributed foreign earnings that are not expected to be indefinitely reinvested outside the United States.

For additional information regarding income taxes and deferred tax assets and liabilities, see Note 14, Income Taxes.

Contingencies

Laureate accrues for contingent obligations when it is probable that a liability has been incurred and the amount or range of amounts is reasonably estimable. As new facts become known to management, the assumptions related to a contingency are reviewed and adjustments are made, as necessary. Any legal costs incurred related to contingencies are expensed as incurred.

COVID-19

The outbreak of COVID-19 has caused domestic and global disruption in operations for institutions of higher education. The long-term effect to the Company of the COVID-19 pandemic depends on numerous factors, including, but not limited to, the effect on student enrollment, tuition pricing, and collections in future periods, which cannot be fully quantified at this time. As of December 31, 2020 and through the date of this Form 10-K, the Company evaluated its accounting estimates that require consideration of forecasted financial information, based on current information reasonably available to us. The forecast also includes certain estimates and assumptions around macroeconomic conditions and the timing of campuses reopening. While this evaluation did not result in a material effect to the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2020, future evaluations could result in a material effect, including potential impairments, depending on the eventual impact to the Company of the COVID-19 pandemic and its effect on student enrollment, tuition pricing, and collections in future periods.

Recently Adopted Accounting Standards

ASU No. 2016-13 (ASU 2016-13), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

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

ASU No. 2017-04 (ASU 2017-04), Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04 in order to simplify the test for goodwill impairment by eliminating Step 2, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Under the amendments in this ASU, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU was effective for Laureate beginning on January 1, 2020, and the adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

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

The following table shows the components of Revenues by reportable segment and as a percentage of total net revenue for the years ended December 31, 2020, 2019 and 2018:

	Mexico	Peru	Corporate(1)	Total
2020
Tuition and educational services	$634,956	$482,977	$—	$1,117,933	109%
Other	81,764	41,869	7,432	131,065	13%
Gross revenue	716,720	524,846	7,432	1,248,998	122%
Less: Discounts / waivers / scholarships	(182,113)	(41,968)	—	(224,081)	(22)%
Total	$534,607	$482,878	$7,432	$1,024,917	100%
2019
Tuition and educational services	$715,817	$526,112	$—	$1,241,929	102%
Other	101,224	54,020	12,473	167,717	14%
Gross revenue	817,041	580,132	12,473	1,409,646	116%
Less: Discounts / waivers / scholarships	(164,195)	(33,381)	—	(197,576)	(16)%
Total	$652,846	$546,751	$12,473	$1,212,070	100%
2018
Tuition and educational services	$701,223	$472,754	$—	$1,173,977	103%
Other	99,015	51,485	2,072	152,572	13%
Gross revenue	800,238	524,239	2,072	1,326,549	116%
Less: Discounts / waivers / scholarships	(154,104)	(27,871)	—	(181,975)	(16)%
Total	$646,134	$496,368	$2,072	$1,144,574	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $138,738 and $123,132 as of December 31, 2020 and 2019, respectively. All contract asset amounts are classified as current. Contract liabilities in the amount of $47,180 and $54,849 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively. Substantially all of the contract liability balance at the beginning of the year was recognized into revenue during the year ended December 31, 2020.

Costs to Obtain a Contract

Certain commissions and bonuses earned by third party agents and our employees are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over the period of benefit which ranges from two to four years. We determined the expected period of benefit, by university, as the expected student enrollment period. As of December 31, 2020 and 2019, the asset balances were approximately $4,000 and $3,000, respectively, and the accumulated amortization balances were approximately $1,900 and $900, respectively, both of which are included in Deferred costs, net, in the accompanying Consolidated Balance Sheets. The associated operating costs of approximately $1,100 and $700, respectively, were recorded in Direct costs in the accompanying Consolidated Statement of Operations for the years ended December 31, 2020 and 2019. We also pay certain commissions and bonuses where the period of benefit is one year or less. We have elected the practical expedient available in ASC 340-40 whereby any incremental costs of obtaining a contract are recognized as an expense when incurred if the amortization period of the asset that would have been recognized is one year or less.

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

Note 4. Discontinued Operations and Assets Held for Sale

As discussed in Note 1, Description of Business, the Company's remaining principal markets are Mexico and Peru (the Continuing Operations). All remaining markets are being divested (the Discontinued Operations). As described in Note 6, Dispositions, a number of sale transactions closed during 2020, 2019 and 2018. In the tables below, certain classification changes have been made to the prior year amounts in order to conform to the current year presentation. On the Consolidated Statements of Operations, the results from the Discontinued Operations, which in prior periods were presented in two lines, have been combined into one line called (Loss) income from discontinued operations, net of tax, for all periods presented.

Summarized operating results and cash flows of the Discontinued Operations are presented in the following table:

For the years ended December 31,	2020	2019	2018
Revenues	$1,674,602	$2,539,995	$3,075,320
Depreciation and amortization expense	(60,378)	(111,376)	(155,430)
Share-based compensation expense	(3,050)	(2,669)	(4,217)
Other direct costs	(1,313,258)	(2,026,187)	(2,436,416)
Loss on impairment of assets	(438,258)	(691)	(13,112)
Other non-operating expense	(68,553)	(70,719)	(91,132)
Gain on sale of discontinued operations before taxes, net	25,048	793,475	293,114
Pretax (loss) income of discontinued operations	(183,847)	1,121,828	668,127
Income tax expense	(114,257)	(33,681)	(105,880)
(Loss) income from discontinued operations, net of tax	$(298,104)	$1,088,147	$562,247

Operating cash flows of discontinued operations	$288,271	$315,406	$396,042
Investing cash flows of discontinued operations	$(48,428)	$(99,725)	$(169,082)
Financing cash flows of discontinued operations	$(969)	$(103,583)	$(61,622)

2020 Impairments and Losses Recognized on Held-For-Sale Disposal Groups

Chile

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

Goodwill and tradenames	$238,400
Land and buildings	80,600
Other long-lived assets	36,500
Operating lease right-of-use assets, net	62,500
Total Chile impairment	$418,000

In addition, the Company had recorded within stockholders’ equity, as a component of accumulated other comprehensive income, approximately $293,000 of accumulated foreign currency translation losses associated with the Chilean operations. As discussed further in Note 6, Dispositions, the Company completed the divestiture of its Chilean operations during the third quarter of 2020 and, as a result, these accumulated foreign currency translation losses were recognized as part of the loss on sale.

Honduras

During the second quarter of 2020, the Company recorded a loss of approximately $10,000 related to the Honduras disposal group, which was classified as a Discontinued Operation, in order to write down the carrying value of those assets to their estimated fair value at that time, in accordance with ASC 360-10, “Impairment and Disposal of Long-lived Assets” (ASC 360-10). During the third quarter of 2020, the Company recorded an additional loss of approximately $10,000 related to the Honduras disposal group, in order to adjust the carrying value of those assets to their estimated fair value based on the sale agreement for the institution that was signed in October 2020, as discussed further below.

Brazil

As discussed further below, during the third quarter of 2020, the Company signed an agreement to sell its Brazil operations and, as a result, Brazil was classified as a Discontinued Operation for all periods presented. In connection with this decision to sell Brazil, the Company recorded a loss of approximately $190,000 in order to write down the carrying value of the Brazil disposal group to its estimated fair value less costs to sell, as required by ASC 360-10. The estimated fair value was based on an offer received from a market participant. Because the held-for-sale criteria were met during the third quarter, the carrying value used to evaluate the Brazil business included the accumulated foreign currency translation losses associated with Brazil, resulting in this loss. During the fourth quarter of 2020, the Company recorded an additional loss of approximately $15,000 in order to adjust the carrying value of the Brazil disposal group to its estimated fair value less costs to sell as of December 31, 2020.

2019 Losses Recognized on Held-For-Sale Disposal Groups

During 2019, the Company recognized total losses of approximately $43,000 related to the write-down of held-for-sale disposal groups. Of this amount, approximately $25,000 relates to the Costa Rica disposal group and was recorded during the third quarter of 2019, in order to write down the carrying value of those assets to their estimated fair value, per ASC 360-10. As discussed in Note 6, Dispositions, the Costa Rica institutions were sold on January 10, 2020. The remaining loss relates to a write down of the carrying value of our Honduras disposal group that was recorded during the fourth quarter of 2019, in order to reduce the carrying value of those assets to their estimated fair value at that time.

2018 Loss on Impairment of Assets

In connection with our goodwill impairment testing in the fourth quarter of 2018, we wrote off the remaining goodwill balance of $3,080 associated with our operations in the Kingdom of Saudi Arabia, which are now included in Discontinued Operations. During 2018 we also recorded an impairment charge of $10,030 for the University of Liverpool (Liverpool), an institution in our Online & Partnerships segment that is now included in Discontinued Operations. The impairment was caused by Liverpool's decision not to renew its institutional partnership agreement and to stop enrolling new students and begin a teach-out process. As a result, we recorded an impairment charge related to the fixed assets of this entity that were no longer recoverable based on expected future cash flows.

The assets and liabilities of the Discontinued Operations, which are subject to finalization, have been classified as held for sale as of December 31, 2020 and 2019, in accordance with ASC 205. The assets and liabilities are recorded at the lower of their carrying values or their estimated 'fair values less costs to sell.' The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are presented in the following table:

	December 31, 2020	December 31, 2019
Assets of Discontinued Operations
Cash and cash equivalents	$270,164	$333,455
Receivables, net	113,386	209,704
Property and equipment, net	259,471	784,198
Goodwill and tradenames	1,202,496	1,668,971
Operating lease assets	136,806	399,345
Other assets	183,742	446,532
Valuation allowance on held-for-sale disposal groups	(248,630)	(43,079)
Subtotal: assets of Discontinued Operations	$1,917,435	$3,799,126

Other assets classified as Held for Sale
Property and equipment, net	—	8,403
Subtotal: other assets classified as held for sale	$—	$8,403

Total assets held for sale	$1,917,435	$3,807,529

	December 31, 2020	December 31, 2019
Liabilities of Discontinued Operations
Deferred revenue and student deposits	$87,793	$176,255
Operating leases, including current portion	151,413	388,202
Long-term debt, seller notes and finance leases, including current portion	171,451	304,355
Other liabilities	291,599	486,081
Total liabilities held for sale	$702,256	$1,354,893

Discontinued Operations with Signed Sale Agreements Pending Closure at December 31, 2020

Brazil Operations

On November 2, 2020, the Company announced that it had entered into a definitive agreement with Ânima Holding S.A. (Anima) for the sale of its Brazilian operations. The transaction value is approximately 4,400,000 Brazilian Reals (approximately $765,000 at the time of signing), including 3,800,000 Brazilian Reals (approximately $660,700 at the time of signing) in cash consideration, which is subject to certain adjustments, and the assumption of net indebtedness. Under the agreement with Anima, the Company will be entitled to receive up to 203,000 Brazilian Reals (approximately $35,300 at the time of signing) in additional cash consideration if certain metrics are achieved following the closing. The transaction is targeted to close by the end of the second quarter of 2021.

Walden

On September 11, 2020, Laureate entered into a Membership Interest Purchase Agreement (the Walden Sale Agreement) with Adtalem Global Education Inc., a Delaware corporation (the Walden Purchaser). Pursuant to the Walden Sale Agreement, the Company has agreed to sell to the Walden Purchaser all of the issued and outstanding equity interest in Walden e-Learning, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company and its subsidiary, Walden University, LLC, a Florida limited liability company and an indirect wholly owned subsidiary of the Company (together with Walden e-Learning, LLC, the Walden Group), in exchange for a purchase price of $1,480,000 in cash, subject to certain adjustments set forth in the Walden Sale Agreement.

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

Honduras

On October 13, 2020, the Company entered into a definitive agreement with Fundación Nasser, a not-for-profit foundation in Honduras, to transfer control of its operations in Honduras for total cash consideration of approximately $29,800, prior to closing costs. The buyer will also assume indebtedness which, as of December 31, 2020, was approximately $29,500. The transaction is subject to certain closing conditions, including regulatory approval, and is expected to be completed in the first half of 2021.

Note 5. Acquisitions

We had no material acquisitions in 2019 or 2020.

2018 Acquisition in Peru

On November 5, 2018, Laureate Education Peru, SRL, an indirect wholly owned subsidiary of the Company, acquired all of the capital stock of Instituto de Educación Superior Tecnológico Privado Red Avansys SAC (Avansys), an institution in Peru, for a total purchase price of approximately 63,000 Peruvian Nuevo Sols (approximately $18,900 at the acquisition date), plus debt assumed. The cash paid at acquisition, net of cash acquired, was $17,019. We accounted for this acquisition as a business combination. For this acquisition, Revenues, Operating (loss) income and Net (loss) income attributable to Laureate Education, Inc. were immaterial for the year ended December 31, 2018.

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

Note 6. Dispositions

2020 Dispositions

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

Pursuant to the Agreement, the Costa Rica Buyer purchased from Laureate International (i) all of the equity units of Education Holding Costa Rica, S.R.L., which owned, directly or indirectly, all of the equity units of Lusitania S.R.L., Universidad ULatina, S.R.L. (ULatina) and Universidad Americana UAM, S.R.L. (collectively, Laureate Costa Rica) and (ii) a note due from ULatina to Laureate International. Consideration for the transaction consisted of $15,000 paid at closing and up to $7,000 to be paid within the next two years if Laureate Costa Rica met certain performance metrics. One of the performance metrics was finalized during the second quarter of 2020 and did not result in any additional proceeds to the Company; the maximum additional proceeds that the Company could receive if the remaining performance metric is met is $5,000. The proceeds received, net of cash sold, transaction fees and a working capital adjustment that was completed during the second quarter of 2020, were approximately $1,800. Additionally, Laureate Costa Rica retained obligations to pay approximately $30,000 in finance lease indebtedness for which the Costa Rica Buyer has no recourse to Laureate International. During the third quarter of 2019, the Company recorded a loss of approximately $25,000 on the held-for-sale Costa Rica disposal group, in order to write down the carrying value of those assets to their estimated fair value, per ASC 360-10. Upon completion of the sale in January 2020 and after including the working capital adjustment, the Company recognized additional pre-tax loss of approximately $18,600, which related to subsequent changes in net carrying values. Accordingly, the total loss on the sale of Costa Rica was approximately $43,600 and is included in loss from discontinued operations on the Consolidated Statement of Operations for the year ended December 31, 2020.

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

Sale of NewSchool of Architecture and Design, LLC (NSAD)

On March 6, 2020, the Company completed the sale of NSAD. Under the terms of the membership interests purchase agreement, Exeter Street Holdings, LLC, an indirect wholly owned subsidiary of the Company, sold 100% of the outstanding membership interests of NSAD to Ambow NSAD, Inc. and Ambow Education Holding, Ltd. (the NSAD Buyers) for a purchase price of one dollar, subject to certain adjustments. NSAD is a higher education institution located in California that offers undergraduate and graduate degrees and non-degree certificates in design and construction management. Under the terms of the agreement, the Company agreed to pay subsidies to the NSAD Buyers totaling approximately $7,300, of which all but $2,800 was settled at the closing date. The remaining subsidy of $2,800 is being paid to the NSAD Buyers ratably on a quarterly basis over the next four years. The Company recognized a pre-tax loss on the sale of approximately $5,900, which is included in loss from discontinued operations on the Consolidated Statement of Operations for the year ended December 31, 2020.

Sale of China Operations-Receipt of Escrow

On January 25, 2018, the Company completed the sale of LEI Lie Ying Limited in China. At the closing of the sale on January 25, 2018, a portion of the total transaction value was paid into an escrow account, to be distributed to the Company pursuant to the terms and conditions of the escrow agreement. As of December 31, 2019, the Company had recorded a receivable of approximately $25,900 for the portion of the escrowed amount that the Company expected to receive. Per the terms of the escrow agreement, in June 2020, the Company received approximately 141,647 Hong Kong Dollars (approximately $18,300 at the date of receipt) from the escrow, which was offset against the receivable recorded, and is included in receipts from sales of discontinued operations within investing activities on the Consolidated Statement of Cash Flows. Under the terms of the agreement, the remaining escrow receivable amount was due in late January 2021. The Company is pursuing collection and considers the net receivable remaining to be fully collectable.

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

This divestiture resulted in a pre-tax loss of approximately $338,200, which related primarily to the accumulated foreign currency translation losses associated with the Chilean operations. The loss is recorded in loss from discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2020. As discussed in Note 4, Discontinued Operations and Assets Held for Sale, during the second quarter of 2020, the Company recorded an impairment charge of approximately $418,000 related to the long-lived assets, indefinite-lived intangible assets and goodwill of the Chilean operations, in order to write down the carrying value of the Chilean operations assets to its estimated fair value.

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

The sale of Inti Holdings was completed on September 29, 2020. The total purchase price, including the payment to the current minority owner, was $140,000. The closing of the transaction was subject to customary closing conditions, including approval by regulators in Malaysia. At the time of the signing of the Malaysia Sale Agreement in February 2020, the Malaysia Purchaser paid to the Malaysia Seller a cash deposit of $5,000, which the Company initially recorded as a liability pending the closing of the sale, and which was recognized as part of the gain on sale upon the closing of the transaction in September 2020. The cash proceeds received, prior to transaction fees and net of approximately $19,500 of cash sold, were approximately $116,300 and are included in Receipts from sales of discontinued operations, net of cash sold, property and equipment and other within investing activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2020. In addition, the Malaysia Purchaser withheld $4,200 for taxes that the Company collected in February 2021. The payment to the minority owner for their 10.10% interest in Inti Holdings, which totaled approximately $13,700, was made in early October 2020. An additional $420, which represents the minority owner’s share of the taxes that were withheld as noted above, will be paid to the minority owner following receipt by the Company. The Company recognized a pre-tax gain on sale of approximately $47,900, which is included in income (loss) from discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2020.

Divestiture of Turkey Operations: Receipt of Portion of Deferred Consideration

As previously disclosed, in August 2019, the Company completed the divestiture of its operations in Turkey. The total consideration included a deferred payment of $15,000 in the form of an instrument that was payable one year after closing. At the time of the divestiture, the Company determined that this deferred amount would be recognized if collected. In early October 2020, the Company received $8,436 of the deferred consideration and recognized this as a reduction to the loss on the sale of control of the Turkish operations. The outstanding amount was due in January 2021, and the Company is pursuing collection.

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

The closing of the transaction occurred on November 3, 2020, following completion of the required regulatory approvals and other customary closing conditions. The proceeds received, net of cash sold and transaction fees, were approximately $624,200. The Company recognized a pre-tax gain on sale of approximately $555,800, which is included in income (loss) from discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2020.

Campus Guadalajara Norte Sale

In November 2020, an agreement was signed between Universidad del Valle de Mexico, SC (UVM) and Grupo Dalton for the sale of the land and buildings of Campus Guadalajara Norte, after a decision was made to relocate all students from the Campus Guadalajara Norte to the nearby Campus Zapopan in Jalisco, Mexico. The total purchase price was approximately $13,900, prior to transaction fees. As of December 31, 2020, the Company has received approximately $7,000 of the total purchase price, with the outstanding amount of approximately $6,900 to be paid before the one-year anniversary of the signing of the agreement. The Company recognized a pre-tax operating gain on the sale of this property and equipment of approximately $5,800, which is included in Direct costs in the Consolidated Statements of Operations for the year ended December 31, 2020.

2019 Dispositions

Sale of the University of St. Augustine for Health Sciences, LLC

On February 1, 2019, the Company completed the sale of the University of St. Augustine for Health Sciences, LLC (St. Augustine), in the United States. The total transaction value under the sale agreement was $400,000. Upon completion of the sale, the Company received net proceeds of approximately $346,400, which included $11,700 of customary closing adjustments, and was net of $58,100 of debt assumed by the purchaser and $7,200 of fees. The proceeds net of cash sold were approximately $301,800, which the Company used to repay outstanding indebtedness under its U.S. term loan and revolving credit facility. The Company recognized a gain on the sale of approximately $223,000, which is included in income (loss) from discontinued operations on the Consolidated Statement of Operations for the year ended December 31, 2019.

Sale of Thailand Operations

On February 12, 2019, the Company completed the sale of its interests in Thai Education Holdings Company Limited, a Thailand corporation (TEDCO), and Far East Stamford International Co. Ltd. (FES), a Thailand corporation. TEDCO was the owner of a controlling interest in FES, which was the license holder for Stamford International University, which had three campuses in Thailand. The total purchase price was approximately $35,300, and net proceeds were approximately $26,400, net of debt assumed by the buyer and other customary closing adjustments and fees. Of the $26,400 in net proceeds, $22,200, or $18,800 net of cash sold, was received at closing. The balance of $4,200 was payable upon satisfaction of certain post-closing requirements; the first post-closing requirement was satisfied in May 2019 and the Company received $2,800. The second post-closing requirement was satisfied in February 2020 and the Company received approximately $1,400. For the year ended December 31, 2019, the Company recognized a gain on the sale of approximately $10,800, which is included in income (loss) from discontinued operations on the Consolidated Statement of Operations.

Additional Gain on Sale of China Operations

As discussed further below, on January 25, 2018, the Company completed the sale of LEI Lie Ying Limited (LEILY). A portion of the purchase price was held back and subject to deduction of any indemnifiable losses payable to the buyer pursuant to the sale purchase agreement. On January 25, 2019, Laureate received HKD 71,463 (approximately $9,100 at date of receipt) for the second and final holdback payment, net of legal fees. Also, as of December 31, 2018, the Company had recorded a liability of approximately $14,300 related to loss contingencies for which the Company had indemnified the buyer. During the first quarter of 2019, the legal matter that this loss contingency related to was settled, with no cost to the Company. Accordingly, during the first quarter of 2019, the Company reversed the loss contingency and recognized additional gain on the sale of LEILY of approximately $13,700, which is included in income (loss) from discontinued operations on the Consolidated Statement of Operations for the year ended December 31, 2019. The remaining liability recorded relates to certain legal fees. Additionally, at the closing of the sale on January 25, 2018, a portion of the total transaction value was paid into an escrow account and will be distributed to the Company pursuant to the terms and conditions of the escrow agreement. As of December 31, 2019, the Company has recorded a receivable of approximately $25,900 for the portion of the escrowed amount that the Company expected to receive; the majority of this receivable was collected in 2020, as described above.

Sale of Monash South Africa

On April 8, 2019, the Company completed the sale of its institution in South Africa, Monash South Africa, as well as the sale of the real estate associated with that institution. The transactions consisted of: (i) the transfer by Monash South Africa Limited (MSA), an Australia limited company that is an indirect 75%-owned subsidiary of the Company, to The Independent Institute of Education Limited (IIE), a South Africa limited company that is a subsidiary of ADvTECH Limited, of all of MSA’s assets and certain of its operational liabilities for a sale price of 15,000 South African Rand (ZAR) (subject to customary adjustments) (or approximately $1,100 at the closing date) and (ii) the sale by LEI AMEA Investments B.V., a Netherlands limited company that is an indirect wholly owned subsidiary of the Company, of all of the shares of Laureate South Africa Pty. Ltd. (LSA), a South Africa limited company, to IIE for a net sale price of approximately ZAR 99,000 (subject to customary adjustments) (or approximately $7,000 at the closing date). In addition, IIE assumed debt of approximately $20,200. In the aggregate, including working capital adjustments, the Company received approximately $9,000 from the buyer, which approximated the amount of cash sold with the business. The Company recognized a gain for these transactions of approximately $2,300, which is included in income (loss) from discontinued operations on the Consolidated Statement of Operations for the year ended December 31, 2019.

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

The total purchase price under the India Agreement was $145,600. The net proceeds received by the India Sellers, before the payment to the 10% minority owners and after transaction fees and taxes, including receipt in July 2019 of certain taxes withheld at closing, were approximately $145,800, or approximately $77,300 net of cash sold, which the Company used to repay indebtedness under its term loan that had a maturity date of April 2024 (the 2024 Term Loan). The Company recognized a gain for these transactions of approximately $19,500, which is included in income (loss) from discontinued operations on the Consolidated Statement of Operations for the year ended December 31, 2019.

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

The total purchase price under the Spain and Portugal Sale Agreement was EUR 770,000 (or approximately $857,000 at the date of closing), subject to customary closing adjustments. After payment of transaction fees, receipt of working capital and other adjustments, as well as settlement of foreign currency swaps, the total net proceeds received by ICE and Laureate I were approximately $906,000, or approximately $760,000 net of cash sold, which the Company used to repay indebtedness, including full repayment of the remaining balance outstanding under the 2024 Term Loan. Additionally, the buyer assumed debt of approximately $109,000. The Company recognized a gain for these transactions of approximately $615,000, including a tax benefit of approximately $30,000 that relates to the reversal of net deferred tax liabilities, which is included in income (loss) from discontinued operations on the Consolidated Statement of Operations for the year ended December 31, 2019.

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

The total purchase price was $90,000, which consisted of cash proceeds of $75,000 and deferred purchase price of $15,000 in the form of an instrument payable one year after closing. The deferred purchase price carries no stated interest rate. At the date of sale, Bilgi had approximately $89,000 of cash and restricted cash on its balance sheet. The Company recognized a loss for this transaction of approximately $37,700, which is included in income (loss) from discontinued operations on the Consolidated Statement of Operations for the year ended December 31, 2019.

Sale of Universidad Interamericana de Panamá (UIP)

In early October 2019, the Company closed on the previously announced sale of UIP, in addition to real estate which serves as the campus of UIP, to Universal Knowledge Systems, Inc. and Global Education Services, Inc. (the UIP Buyers). Pursuant to the sale and purchase agreement (the UIP Agreement), the UIP Buyers purchased from the Universidad U Latina, SRL and Education Holding Costa Rica EHCR, SRL (the UIP Sellers) 100% of the ownership interests of UIP, a higher education institution in Panama. Excelencia y Superacion S.A. (EXSUSA), an affiliate of the UIP Buyers, was also party to the UIP Agreement as a guarantor of the UIP Sellers’ obligations under the UIP Agreement. In addition, Desarrollos Urbanos Educativos S. de R.L. (DUE), an indirect wholly owned subsidiary of the Company, entered into and closed a real estate purchase agreement (the DUE Real Estate Purchase Agreement) with EXSUSA, pursuant to which EXSUSA or its designees purchased the campus real estate. The total enterprise value under the UIP Agreement and the DUE Real Estate Purchase Agreement was approximately $86,750, and the net proceeds received were approximately $82,000. The Company recognized a net gain for this transaction of approximately $21,000, including a tax benefit of approximately $1,500, which is included in income (loss) from discontinued operations on the Consolidated Statement of Operations for the year ended December 31, 2019.

Sale of UniNorte

On November 1, 2019, the Company closed on the previously announced sale of its institution UniNorte, a traditional higher education institution in Manaus, Brazil. Under the sale agreement, Cenesup - Centro Nacional de Ensino Superior Ltda., a limited liability company organized under the laws of Brazil (the UniNorte Purchaser) purchased 100% of the quota capital of Sodecam - Sociedade de Desenvolvimento Cultural do Amazonas Ltda., a limited liability company organized under the laws of Brazil, which is the maintaining entity of UniNorte. The Company and Ser Educacional S.A., the parent of the UniNorte Purchaser, are also parties to the Agreement as guarantors of certain obligations of their respective subsidiaries. The Company received cash proceeds of approximately $43,000, net of transaction costs, and recognized a total net loss on the transaction of approximately $300. UniNorte was not part of the strategic shift described in Note 1, Description of Business, and Note 4, Discontinued Operations and Assets Held for Sale.
Dissolution of Dormant Subsidiaries

During the third and fourth quarters of 2019, the Company dissolved several dormant subsidiaries, resulting in the release of accumulated foreign currency translation loss of approximately $37,500. This loss is included in Loss on disposals of subsidiaries, net in Continuing Operations, as these entities were not part of the strategic shift described in Note 1, Description of Business, and Note 4, Discontinued Operations and Assets Held for Sale.

2018 Dispositions

Sale of Cyprus and Italy Operations

On January 11, 2018, we completed the sale of European University-Cyprus Ltd (EUC) and Laureate Italy S.r.L. (Laureate Italy). Upon closing, we received gross proceeds of approximately EUR 232,000 (approximately $275,500, or approximately $244,300 net of cash sold and net of the approximately $4,100 working capital settlement between the Company and the buyer that was completed during the second quarter of 2018), and recognized a total gain on sale for the year ended December 31, 2018 of approximately $218,000, which is included in income (loss) from discontinued operations on the Consolidated Statement of Operations. The Company used the proceeds from this transaction, along with borrowings on our revolving credit facility that were subsequently repaid with the China sale proceeds discussed below, to repay $350,000 of the principal balance on our syndicated term loan that had a maturity date of April 2024 (the 2024 Term Loan), as discussed in Note 9, Debt.

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

As of December 31, 2018, the Company had recorded a receivable for the Second Holdback Payment that was collected in January 2019, as well as a receivable of approximately $25,900 for the portion of the escrowed amount that the Company expects to receive. In addition, the Company had recorded a liability of approximately $14,300 related to loss contingencies for which we have indemnified the buyer. The Company recognized a gain on the sale of LEILY for the year ended December 31, 2018 of approximately $84,000, including tax effect, which is included in income (loss) from discontinued operations on the Consolidated Statement of Operations.
Sale of German Operations

On April 12, 2018, LEI European Investments B.V., a Netherlands private limited liability company (LEI BV), and Laureate International B.V., a Netherlands private limited liability company (Laureate International), both of which are indirect, wholly owned subsidiaries of Laureate Education, Inc., executed and closed a Sale and Purchase Agreement (the Laureate Germany SPA) with Global University Systems Germany B.V., a Netherlands private limited liability company (Global University Systems). Pursuant to the Laureate Germany SPA, Global University Systems purchased from LEI BV all of the issued and outstanding shares of capital stock of Laureate Germany Holding GmbH and its consolidated institutions, including the University of Applied Sciences Europe and Laureate Academies GmbH (collectively, Laureate Germany), and Laureate International guaranteed the obligations of LEI BV under the Laureate Germany SPA. Upon completion of the sale, LEI BV received gross proceeds of EUR 1,000 (approximately $1,200 at the date of receipt). At the date of sale, Laureate Germany had approximately $12,900 of cash and restricted cash on its balance sheet. In connection with this transaction, the Company contributed capital to Laureate Germany of approximately $3,600. The Company recognized a loss on the sale of Laureate Germany for the year ended December 31, 2018 of approximately $5,500, which is included in income (loss) from discontinued operations on the Consolidated Statement of Operations.

Sale of Moroccan Operations

On November 29, 2017, Laureate Middle East Holdings B.V., a Netherlands private limited liability company and an indirect, wholly owned subsidiary of the Company (LMEH), and La Société Maroc Emirats Arabes Unis de Développement, a Morocco company (SOMED and, together with LMEH, the Morocco Sellers), Laureate I B.V., a Netherlands private limited liability company and an indirect, wholly owned subsidiary of the Company (the Morocco Guarantor), and UPM Pédagogique, a Morocco company (the Morocco Purchaser), entered into a Share Purchase Agreement (the Laureate Somed SPA), pursuant to which the Morocco Purchaser agreed to purchase from the Morocco Sellers all of the issued and outstanding capital shares of Laureate Somed Holding, a Morocco company (Laureate Somed), for a total transaction value of 500,000 Moroccan Dirhams, and the Morocco Guarantor agreed to guarantee certain obligations of LMEH under the Laureate Somed SPA. The transaction closed on April 13, 2018, and LMEH received net proceeds of 300,000 Moroccan Dirhams (approximately $32,500 at the date of sale, or approximately $31,100 net of cash sold). The proceeds were used for general debt repayment across the Company rather than repayment of a specific tranche. Prior to the consummation of the sale, LMEH owned approximately 60% of the capital shares of Laureate Somed, while SOMED owned the remaining approximately 40% of the capital shares of Laureate Somed. Laureate Somed is the operator of Université Internationale de Casablanca, a comprehensive campus-based university in Casablanca, Morocco. The Company recognized a gain on the sale of Laureate Somed of approximately $17,400 for the year ended December 31, 2018, which is included in income (loss) from discontinued operations on the Consolidated Statement of Operations.

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

As part of the agreement, at closing Laureate paid to NLU $14,000 to support NLU’s construction of facilities for the acquired culinary program on NLU’s campus, subject to possible partial recoupment under specified conditions during the 10-year post-closing period. In addition, at closing Laureate paid approximately $2,100 to NLU for a working capital adjustment and other items provided for under the agreement. This payment was included in the loss on sale, which totaled approximately $17,200, including tax effect, and is included in income (loss) from discontinued operations on the Consolidated Statement of Operations for the year ended December 31, 2018.

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

Note 7. Business and Geographic Segment Information

Laureate’s educational services are offered through two reportable segments: Mexico and Peru (formerly Andean). Following the September 2020 sale of Chile, the former Andean segment is now called the Peru segment. Laureate determines its segments based on information utilized by the chief operating decision maker to allocate resources and assess performance.

Our segments generate revenues by providing an education that emphasizes profession-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings are increasingly utilizing online and hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. In response to the COVID-19 pandemic, we have temporarily transitioned the educational delivery method at all of our institutions to be online and are leveraging our existing technologies and learning platforms to serve students outside of the traditional classroom setting. The Mexico and Peru markets are characterized by what we believe is a significant imbalance between supply and demand. The demand for higher education is large and growing and is fueled by several demographic and economic factors, including a growing middle class, global growth in services and technology-related industries and recognition of the significant personal and economic benefits gained by graduates of higher education institutions. The target demographics are primarily 18- to 24-year-olds in the countries in which we compete. We compete with other private higher education institutions on the basis of price, educational quality, reputation and location. We believe that we compare favorably with competitors because of our focus on quality, professional-oriented curriculum and the competitive advantages provided by our network. There are a number of private and public institutions in both of the countries in which we operate, and it is difficult to predict how the markets will evolve and how many competitors there will be in the future. We expect competition to increase as the Mexican and Peruvian markets mature. Essentially all of our revenues were generated from private pay sources as there are no material government-sponsored loan programs in Mexico or Peru. Specifics related to both of our reportable segments are discussed below.

Private education providers in Mexico constitute 35% of the total higher-education market. The private sector plays a meaningful role in higher education, bridging supply and demand imbalances created by a lack of capacity at public universities. Laureate owns two institutions and is present throughout the country with a footprint of over 35 campuses. Each institution in Mexico has a national license. Students in our Mexican institutions typically finance their own education.

In Peru, private universities are increasingly providing the capacity to meet growing demand and constitute 72% of the total higher-education market. Laureate owns three institutions in Peru.

As discussed in Note 1, Description of Business, and Note 4, Discontinued Operations and Assets Held for Sale, a number of our subsidiaries have met the requirements to be classified as discontinued operations. As a result, the discontinued operations have been excluded from the segment information for all periods presented.

Intersegment transactions are accounted for in a similar manner as third-party transactions and are eliminated in consolidation. The Corporate amounts presented in the following tables include corporate charges that were not allocated to our reportable segments and adjustments to eliminate intersegment items.

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Loss on disposals of subsidiaries, net, Foreign currency exchange gain (loss), net, Other (expense) income, net, (Loss) gain on derivatives, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. EiP is an enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs) around the world, as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also includes other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure and certain non-recurring costs incurred in connection with the planned dispositions described in Note 4, Discontinued Operations and Assets Held for Sale, and the completed dispositions described in Note 6, Dispositions. Beginning in 2019, EiP also includes expenses associated with an enterprise-wide program aimed at revenue growth.

When we review Adjusted EBITDA on a segment basis, we exclude intercompany revenues and expenses related to network fees and royalties between our segments, which eliminate in consolidation. We use total assets as the measure of assets for reportable segments.

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Loss from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations, for the years ended December 31, 2020, 2019 and 2018:

	Mexico	Peru	Corporate	Total
2020
Revenues	$534,607	$482,878	$7,432	$1,024,917
Adjusted EBITDA	112,917	189,488	(96,708)	205,697
Depreciation and amortization expense	29,032	26,962	27,139	83,133
Loss on impairment of assets	989	—	350,982	351,971
Total assets	1,278,198	623,294	3,069,402	4,970,894
Expenditures for long-lived assets	13,377	18,505	8,376	40,258
2019
Revenues	$652,846	$546,751	$12,473	$1,212,070
Adjusted EBITDA	147,807	197,828	(142,014)	203,621
Depreciation and amortization expense	31,132	27,703	23,145	81,980
Loss on impairment of assets	—	—	248	248
Total assets	1,315,377	643,473	4,537,573	6,496,423
Expenditures for long-lived assets	30,239	23,837	18,825	72,901
2018
Revenues	$646,134	$496,368	$2,072	$1,144,574
Adjusted EBITDA	143,221	169,213	(172,875)	139,559
Depreciation and amortization expense	31,007	27,615	25,945	84,567
Loss on impairment of assets	—	—	—	—
Expenditures for long-lived assets	31,376	28,847	27,279	87,502

In order to reconcile to total consolidated assets as of December 31, 2020 and 2019 in the table above, assets held for sale related to Discontinued Operations of $1,917,435 and $3,799,126, respectively, are included in the Corporate amounts.

For the years ended December 31,	2020	2019	2018
Adjusted EBITDA of reportable segments:
Mexico	$112,917	$147,807	$143,221
Peru	189,488	197,828	169,213
Total Adjusted EBITDA of reportable segments	302,405	345,635	312,434
Reconciling items:
Corporate	(96,708)	(142,014)	(172,875)
Depreciation and amortization expense	(83,133)	(81,980)	(84,567)
Loss on impairment of assets	(351,971)	(248)	—
Share-based compensation expense	(10,248)	(10,325)	(6,575)
EiP expenses	(89,647)	(75,048)	(75,209)
Operating loss	(329,302)	36,020	(26,792)
Interest income	2,169	3,294	2,814
Interest expense	(100,894)	(125,042)	(188,431)
Loss on debt extinguishment	(610)	(22,601)	(7,481)
(Loss) gain on derivatives	(25,980)	8,300	88,476
Other (expense) income, net	(2,420)	8,922	10,598
Foreign currency exchange gain (loss), net	13,474	(8,125)	695
Loss on disposals of subsidiaries, net	(7,276)	(20,429)	—
Loss from continuing operations before income taxes and equity in net income of affiliates	$(450,839)	$(119,661)	$(120,121)

Geographic Information

No individual customer accounted for more than 10% of Laureate’s consolidated revenues. Revenues from customers by geographic area, primarily generated by students enrolled at institutions in those areas, were as follows:

For the years ended December 31,	2020	2019	2018
External Revenues(1)
Mexico	$532,530	$650,593	$643,348
Peru	482,819	545,291	493,008
United States	9,509	15,189	7,720
Other foreign countries	59	997	498
Consolidated total	$1,024,917	$1,212,070	$1,144,574
(1) Excludes intercompany revenues and therefore does not agree to the table above

Long-lived assets are composed of Property and equipment, net. Laureate’s long-lived assets of Continuing Operations by geographic area were as follows:

December 31,	2020	2019
Long-lived assets
Mexico	$229,613	$232,380
Peru	323,020	354,100
United States	25,851	54,150
Consolidated total	$578,484	$640,630

Note 8. Goodwill and Other Intangible Assets

The change in the net carrying amount of Goodwill from December 31, 2018 through December 31, 2020 was composed of the following items:

	Mexico	Peru	Total
Balance at December 31, 2018	$498,219	$80,300	$578,519
Acquisitions	—	—	—
Impairments	—	—	—
Currency translation adjustments	27,037	927	27,964
Balance at December 31, 2019	$525,256	$81,227	$606,483
Acquisitions	—	—	—
Impairments	—	—	—
Currency translation adjustments	(25,006)	(6,645)	(31,651)
Balance at December 31, 2020	$500,250	$74,582	$574,832

Tradenames and Other Intangible Assets

Amortization expense for intangible assets includes only the finite-lived tradename, as all other intangible assets subject to amortization were fully amortized as of December 31, 2020 and 2019. Amortization expense was $7,583, $0 and $0 for the years ended December 31, 2020, 2019 and 2018, respectively. The estimated future amortization expense for the finite-lived tradename for the years ending December 31, 2021, 2022, 2023, 2024, 2025 and beyond is $25,928, $12,954, $12,954, $12,954, $9,715 and $0, respectively.

The following table summarizes our identifiable intangible assets as of December 31, 2020:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Yrs)
Tradenames
Finite-lived tradename	$82,088	$(7,583)	$74,505	4.8
Indefinite-lived tradenames	151,068	—	151,068	—
Total tradenames	233,156	(7,583)	225,573

Other intangible assets
Student rosters	20,239	(20,239)	—	—
Other	1,699	(1,699)	—	—
Total	$255,094	$(29,521)	$225,573

The following table summarizes our identifiable intangible assets as of December 31, 2019:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Yrs)
Tradenames
Finite-lived tradename	$—	$—	$—	—
Indefinite-lived tradenames	562,137	—	562,137	—
Total tradenames	562,137	—	562,137

Other intangible assets
Student rosters	$21,358	$(21,358)	$—	—
Other	1,792	(1,792)	—	—
Total	$585,287	$(23,150)	$562,137

Impairment Tests

The following table summarizes the Loss on impairment of assets:

For the years ended December 31,	2020	2019	2018
Impairments of Tradenames	$320,000	$—	$—
Impairments of Goodwill	—	—	—
Impairments of Deferred costs and Other intangible assets, net	—	—	—
Impairments of long-lived assets	31,971	248	—
Total	$351,971	$248	$—

We perform annual impairment tests of our non-amortizable intangible assets, which consist of goodwill and indefinite-lived tradenames, in the fourth quarter of each year. The impairment charges discussed below were recorded to reduce the assets' carrying values to fair value.
For the purposes of our annual impairment testing of the Company's goodwill, fair value measurements are determined primarily using the income approach, based largely on inputs that are not observable to active markets, which would be deemed “Level 3” fair value measurements as defined in Note 19, Fair Value Measurement. These inputs include our expectations about future revenue growth and profitability, marginal income tax rates by jurisdiction, and the discount rate. Where a market approach is used, the inputs also include publicly available data about our competitors' financial ratios and transactions.
For purposes of our annual impairment testing of the Company’s indefinite-lived tradenames, fair value measurements were determined using the income approach, based largely on inputs that are not observable to active markets, which would be deemed “Level 3” fair value measurements as defined in Note 19, Fair Value Measurement. These inputs include our expectations about future revenue growth, marginal income tax rates by jurisdiction, the discount rate and the estimated royalty rate. We use publicly available information and proprietary third-party arm’s length agreements that Laureate has entered into with various licensors in determining certain assumptions to assist us in estimating fair value using market participant assumptions.

Impairment of Finite-Lived Tradename (Laureate Tradename)

During the third quarter of 2020, the Company recognized an impairment charge of $320,000 on the Laureate tradename, an intangible asset. As described in Note 1, Description of Business, the Company had previously announced that it would explore strategic alternatives for each of its businesses, and, during the third quarter, the Company announced that it had completed a sale of its operations in Chile and that it had signed agreements to sell its operations in Brazil, Australia and New Zealand, as well as Walden University. Because of these events, the Company determined that the useful life of the Laureate tradename asset was no longer indefinite, and, in accordance with ASC 350-30-35-17, the Company tested the asset for impairment. The Company estimated the fair value of the tradename asset using the relief-from-royalty method, based on the projected revenues for each business over the estimated period that each business would remain part of the Laureate network.

As a result of the impairment test, the Company concluded that the estimated fair value of the Laureate tradename was less than its carrying value by approximately $320,000 and recorded an impairment charge for that amount. The significant assumptions used in estimating the fair value included: (1) the estimates of revenue projections, including the period of those projections; (2) the discount rates; and (3) the estimated royalty rate. The inputs used were not observable to active markets and are therefore deemed “Level 3” inputs in the fair value hierarchy. The decrease in the fair value of the tradename was primarily caused by the shortened duration of the estimated future revenues. As of December 31, 2020, the finite-lived Laureate tradename has a net carrying amount of $74,505 and is being amortized over five years, its estimated useful life. New events or changes in circumstances, such as the signing of additional sale agreements, may be indicators of impairment that would require the Company to perform additional impairment tests.

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

Note 9. Debt

Outstanding long-term debt was as follows:

	December 31, 2020	December 31, 2019
Senior long-term debt:
Senior Secured Credit Facility (stated maturity date October 2024)	$—	$202,400
Senior Notes (stated maturity date May 2025)	798,725	800,000
Total senior long-term debt	798,725	1,002,400
Other debt:
Lines of credit	59,014	14,542
Notes payable and other debt	138,630	169,308
Total senior and other debt	996,369	1,186,250
Finance lease obligations and sale-leaseback financings	52,639	28,102
Total long-term debt and finance leases	1,049,008	1,214,352
Less: total unamortized deferred financing costs	53,292	62,911
Less: current portion of long-term debt and finance leases	95,818	48,139
Long-term debt and finance leases, less current portion	$899,898	$1,103,302

As of December 31, 2020, aggregate annual maturities of the senior and other debt, excluding finance lease obligations and sale-leaseback financings, were as follows:

December 31,	Senior and Other Debt
2021	$90,388
2022	38,243
2023	39,148
2024	28,102
2025	800,488
Thereafter	—
Total senior and other debt	$996,369

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

As discussed in Note 6, Dispositions, the sale of St. Augustine was completed on February 1, 2019 and the Company used $340,000 of the net proceeds to repay a portion of the 2024 Term Loan. During the second quarter of 2019, the Company fully repaid the remaining balance outstanding under its 2024 Term Loan, using the proceeds received from the sales of its operations in India, Spain and Portugal, as discussed in Note 6, Dispositions.

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

In March 2020, we fully drew down the $410,000 Revolving Credit Facility, in order to increase our cash position and preserve financial flexibility in light of the COVID-19 pandemic. During the fourth quarter of 2020, following the sale of our operations in Australia and New Zealand, the Company fully repaid the outstanding balance of the Revolving Credit Facility. As such, as of December 31, 2020, the Revolving Credit Facility had a total outstanding balance of $0. As of December 31, 2019, the Revolving Credit Facility had a total outstanding balance of $202,400, which consisted of $121,300 of LIBOR Loans that had an average interest rate of 3.61% and $81,100 of ABR loans that had an interest rate of 5.75%.

Guarantors of the Senior Secured Credit Facility

Laureate Education, Inc. is the borrower under our Senior Secured Credit Facility. All of Laureate’s required United States legal entities, excluding Walden, National Hispanic University (NHU), and certain subsidiaries that the Company considers dormant based on the lack of activity, are guarantors of the Senior Secured Credit Facility, and all of the guarantors’ assets, both real and intangible, are pledged as collateral. Certain Walden assets are also pledged as collateral, including all of Walden’s United States receivables other than Title IV student loans, all of its copyrights, patents, and trademarks. As of December 31, 2020 and 2019, the carrying value of the Walden receivables and intangibles pledged as collateral was $407,267 and $400,484, respectively. Additionally, not more than 65% of the shares held directly by United States guarantors in non-domestic subsidiaries are pledged as collateral.

Senior Notes

On April 26, 2017, we completed an offering of $800,000 aggregate principal amount of 8.250% Senior Notes due 2025 (the Senior Notes due 2025).The Senior Notes due 2025 were issued at par and will mature on May 1, 2025. Interest on the Senior Notes due 2025 is payable semi-annually on May 1 and November 1. We may redeem the Senior Notes due 2025, in whole or in part, at any time on or after May 1, 2020, at redemption prices starting at 106.188% of the principal amount thereof and decreasing from there each year thereafter until May 1, 2023, plus accrued and unpaid interest. From and after May 1, 2023, we may redeem all or part of the Senior Notes due 2025 at a redemption price of 100%, plus accrued and unpaid interest.

On October 13, 2020, the Company announced the commencement of a cash tender offer (the First Asset Sale Offer) to purchase up to $300,000 aggregate principal amount of the Senior Notes due 2025, at a purchase price of 100% of the principal amount thereof plus accrued and unpaid interest to, but not including, the purchase date. The First Asset Sale Offer was made pursuant to the indenture governing the Senior Notes due 2025 as a result of the Company's sale of its operations in Chile and Malaysia. The First Asset Sale Offer expired on November 10, 2020. On November 16, 2020, the Company purchased $775 aggregate principal amount, plus accrued and unpaid interest, of the Senior Notes due 2025 that were validly tendered as of the expiration of the First Asset Sale Offer.

On November 12, 2020, following the expiration of the First Asset Sale Offer, the Company announced the commencement of a cash tender offer (the Second Asset Sale Offer) to purchase up to $650,000 aggregate principal amount of the Senior Notes due 2025, at a purchase price of 100% of the principal amount thereof plus accrued and unpaid interest to, but not including, the purchase date. The Second Asset Sale Offer was made pursuant to the indenture governing the Senior Notes due 2025 as a result of the Company's sale of its operations in Australia and New Zealand. The Second Asset Sale Offer expired on December 10, 2020. On December 14, 2020, the Company purchased $500 aggregate principal amount, plus accrued and unpaid interest, of the Senior Notes due 2025 that were validly tendered as of the expiration of the Second Asset Sale Offer.

As of December 31, 2020 and 2019, our Senior Notes due 2025 had an outstanding balance of $798,725 and $800,000, respectively.

Estimated Fair Value of Debt

The estimated fair value of our debt was determined using observable market prices since the majority of our securities, including the Senior Secured Credit Facility and the Senior Notes due 2025, are traded in a brokered market. The fair value of our remaining debt instruments approximates carrying value based on their terms. As of December 31, 2020 and December 31, 2019, our long-term debt was classified as Level 2 within the fair value hierarchy, based on the frequency and volume of trading in the brokered market. The estimated fair value of our debt was as follows:

	December 31, 2020		December 31, 2019
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Total senior and other debt	$996,369	$1,043,294	$1,186,250	$1,248,110

Certain Covenants

As of December 31, 2020, our senior long-term debt contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Third A&R Credit Agreement provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, to exceed 3.50x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The agreement also provides that if (i) the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, is not greater than 4.75x as of such date and (ii) less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of December 31, 2020, these conditions were satisfied and, therefore, we were not subject to the leverage ratio. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of December 31, 2020.

Debt Modification and Loss on Debt Extinguishment

In 2020, the Company recorded a Loss on debt extinguishment of $610 related primarily to the write off of a pro-rata portion of the unamortized deferred financing costs associated with repaid debt balances.

In 2019, the Company recorded a Loss on debt extinguishment of $22,601 related primarily to the write off of a pro-rata portion of the unamortized deferred financing costs associated with repaid debt balances, as well as the debt discount associated with the 2024 Term Loan.

In 2018, Laureate recorded a Loss on debt extinguishment of $7,481 related to the February 1, 2018 amendment of our Senior Secured Credit Facility and the write-off of a pro-rata portion of the term loan’s remaining deferred financing costs in connection with the $350,000 principal payment.

Debt Issuance Costs

Amortization of debt issuance costs and accretion of debt discounts that are recorded in Interest expense in the Consolidated Statements of Operations totaled approximately $10,103, $10,370 and $11,187 for the years ended December 31, 2020, 2019 and 2018, respectively. During the years ended December 31, 2020, 2019 and 2018, we paid and capitalized a total of $669, $1,368 and $61, respectively, in debt issuance costs. Certain unamortized debt issuance costs were written off in 2020, 2019 and 2018 in connection with early repayment of debt balances and debt agreement amendments, as discussed above. As of December 31, 2020 and 2019, our unamortized debt issuance costs were $53,292 and $62,911, respectively.

Currency and Interest Rate Swaps

The interest and principal payments for Laureate’s senior long-term debt arrangements are to be paid primarily in USD. Our ability to make debt service payments is subject to fluctuations in the value of the USD relative to foreign currencies, because a majority of our operating cash used to make these payments is generated by subsidiaries with functional currencies other than USD. As part of our overall risk management policies, Laureate has at times entered into foreign currency swap contracts and interest rate swap contracts. See also Note 13, Derivative Instruments.

Other Debt

Lines of Credit

Individual Laureate subsidiaries have the ability to borrow pursuant to unsecured lines of credit and similar short-term borrowing arrangements (collectively, lines of credit). The lines of credit are available for working capital purposes and enable us to borrow and repay until those lines mature. At December 31, 2020 and 2019, the aggregate outstanding balances on our lines of credit were $59,014 and $14,542, respectively. At December 31, 2020, we had zero additional available borrowing capacity under our outstanding lines of credit. At December 31, 2020, interest rates on our lines of credit ranged from 2.10% to 7.93%. At December 31, 2019, we had one line of credit outstanding that had an interest rate of 7.93%. Our weighted-average short-term borrowing rate was 6.13% and 7.93% at December 31, 2020 and 2019, respectively.

Notes Payable

Notes payable include mortgages payable that are secured by certain fixed assets. The notes payable have varying maturity dates and repayment terms through 2025. Interest rates on notes payable ranged from 2.10% to 10.25% and 5.75% to 10.25% at December 31, 2020 and 2019, respectively.

In August 2015, Universidad del Valle de México (UVM Mexico) entered into an agreement with a bank for a loan of MXN 1,300,000 (approximately $79,000 at the time of the loan). The loan carried a variable interest rate based on the 28-day Mexican Interbanking Offer Rate (TIIE) plus an applicable margin and was scheduled to mature in August 2020. During December 2017, this loan was paid in full and a new loan in the amount of MXN 1,700,000 (approximately $89,000 at the time of the loan) was obtained. The new loan was scheduled to mature in December 2023. During the year ended December 31, 2019, this loan was reassigned to Estrater, S.A. de C.V., SOFOM ENR (Estrater), a wholly owned subsidiary of the Company within Mexico. The loan carries a variable interest rate based on TIIE, plus an applicable margin, which is established based on the ratio of debt to EBITDA, as defined in the agreement (5.98% and 9.06% as of December 31, 2020 and 2019, respectively). Quarterly principal payments on the loan commenced in December 2018, beginning at MXN 42,500 ($2,139 at December 31, 2020) and increasing over the term of the loan to MXN 76,500 ($3,850 at December 31, 2020), with a balloon payment of MXN 425,000 ($21,388 at December 31, 2020) due at maturity. In June 2020, during the COVID-19 pandemic, Esrater and the lender agreed to defer the quarterly loan payments for six months, until December 2020, after which, the principal and interest payments resumed in accordance to the original agreement. Under the terms of the deferral agreement, the maturity date of the loan was extended by six months to June 22, 2024. As of December 31, 2020 and December 31, 2019, the outstanding balance of this loan was $68,013 and $77,569, respectively.

The Company obtained financing to fund the construction of two new campuses at one of our institutions in Peru, Universidad Peruana de Ciencias Aplicadas (UPC). As of December 31, 2020 and 2019, one loan remained outstanding, and had an outstanding balance of $13,361 and $14,542, respectively. The remaining loan carries an interest rate of 7.93% and was originally scheduled to mature in October 2022. Principal payments, plus accrued and unpaid interest, are made semi-annually in April and October. During the COVID-19 pandemic, UPC and the lending bank agreed to defer the scheduled 2020 principal payments for one year (the deferral period), and agreed to extend the loan maturity date by one year to October 2023. During the deferral period, the quarterly interest payments will continue per the terms of the original agreement, and the quarterly principal payments will resume in April 2021.

Laureate has outstanding notes payable at Universidad Privada del Norte (UPN), one of our institutions in Peru. As of December 31, 2020 and 2019, these loans had interest rates ranging from 2.10% to 7.85% and 7.85% to 8.70%, respectively, and had varying maturity dates through January 2022 and December 2024, respectively. As of December 31, 2020 and 2019, these loans had a balance of $12,694 and $23,480, respectively.

On December 22, 2017, a Laureate subsidiary in Peru entered into an agreement to borrow PEN 247,500 (approximately $76,000 at the agreement date). The loan bears interest at a fixed rate of 6.62% per annum and was originally scheduled to mature in December 2022. Quarterly payments in the amount of PEN 9,281 ($2,573 at December 31, 2020) were due from March 2018 through December 2019. The quarterly payments increased to PEN 14,438 ($4,003 at December 31, 2020) in March 2020 through the loan's maturity. In June 2020, the Laureate subsidiary and the lender agreed to defer the quarterly principal payments for one year (the deferral period), and agreed to extend the maturity date of the loan by one year to December 2023. During the deferral period, the quarterly interest payments will continue per the terms of the original agreement, and the quarterly principal payments will resume in June 2021. As of December 31, 2020 and 2019, this loan had a balance of $44,029 and $52,278, respectively.

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

Finance Leases

Our finance lease agreements are for property and equipment. The lease assets are included within buildings as well as furniture, equipment and software and the related lease liability is included within debt and finance leases on the consolidated balance sheets.

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

Supplemental balance sheet information related to leases as of December 31, 2020 and 2019 was as follows:

Leases	Classification	2020	2019
Assets:
Operating	Operating lease right-of-use assets, net	$462,767	$521,764
Finance	Buildings, Furniture, equipment and software, net	49,237	25,962
Total leased assets		$512,004	$547,726

Liabilities:
Current
Operating	Current portion of operating leases	44,631	42,039
Finance	Current portion of long-term debt and finance leases	5,430	2,314
Non-current
Operating	Long-term operating leases, less current portion	474,507	516,979
Finance	Long-term debt and finance leases, less current portion	47,209	25,788
Total lease liabilities		$571,777	$587,120

Lease Term and Discount Rate	2020	2019
Weighted average remaining lease terms
Operating leases	9.9 years	6.5 years
Finance leases	14.5 years	5.3 years

Weighted average discount rate
Operating leases	9.20%	6.13%
Finance leases	9.50%	4.50%

The components of lease cost for the years ended December 31, 2020 and 2019 were as follows:

Lease Cost	Classification	2020	2019
Operating lease cost	Direct costs	$68,488	$75,622
Finance lease cost
Amortization of leased assets	Direct costs	4,484	2,609
Interest on leased assets	Interest expense	2,750	1,831
Short-term lease costs	Direct costs	1,121	904
Variable lease costs	Direct costs	(877)	2,595
Sublease income	Revenues	(890)	(2,826)
Total lease cost		$75,076	$80,735

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

As of December 31, 2020, maturities of lease liabilities were as follows:

Maturity of Lease Liability	Operating Leases	Finance Leases
Year 1	$91,461	$9,724
Year 2	87,231	9,143
Year 3	84,988	8,448
Year 4	83,941	6,319
Year 5	82,191	4,915
Thereafter	338,167	85,403
Total lease payments	$767,979	$123,952
Less: interest and inflation	(248,841)	(71,314)
Present value of lease liabilities	$519,138	$52,638

Supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019 was as follows:

Other Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$69,881	$75,196
Operating cash flows from finance leases	$2,750	$1,831
Financing cash flows from finance leases	$2,736	$1,267
Leased assets obtained for new finance lease liabilities	$27,757	$24,774
Leased assets obtained for new operating lease liabilities	$13,565	$10,038

Note 11. Commitments and Contingencies

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

Contingent Liabilities for Taxes, Indemnification Assets and Other

As of December 31, 2020 and 2019, Laureate has recorded cumulative liabilities totaling $38,355 and $44,595, respectively, for taxes other-than-income tax, principally payroll-tax-related uncertainties recorded at the time of an acquisition. Included in these amounts, as of December 31, 2020 and 2019, $37,794 and $41,560, respectively, were classified as held for sale. The changes in this recorded liability are related to acquisitions, interest and penalty accruals, changes in tax laws, expirations of statutes of limitations, settlements and changes in foreign currency exchange rates. The terms of the statutes of limitations on these contingencies vary but can be up to 10 years. These liabilities were included in current and long-term liabilities on the Consolidated Balance Sheets. Changes in the recorded values of non-income tax contingencies impact operating income and interest expense, while changes in the related indemnification assets impact only operating income. The total decrease to operating income for adjustments to non-income tax contingencies and indemnification assets was $5,619, $6,381, and $4,166 for the years ended December 31, 2020, 2019 and 2018, respectively.

In addition, as of December 31, 2020 and 2019, Laureate has recorded cumulative liabilities for income tax contingencies of $40,668 and $51,442, respectively, of which $11,752 and $21,429, respectively, were classified as held for sale. Income tax contingencies are disclosed further in Note 14, Income Taxes. As of December 31, 2020 and 2019, indemnification assets primarily related to acquisition contingencies were $55,940 and $69,040, respectively, of which $40,877 and $46,284, respectively, were classified as held for sale. These indemnification assets primarily cover contingencies for income taxes and taxes other-than-income taxes. We have also recorded receivables, which are classified as held for sale, of approximately $14,000 and $19,000 as of December 31, 2020 and 2019, respectively, from the former owner of one of our Brazil institutions which is guaranteed by future rental payments to the former owner.

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

Other Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of December 31, 2020 and 2019, approximately $8,300 and $5,800, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets. In addition, as of December 31, 2020 and 2019, approximately $23,800 and $26,300, respectively, of loss contingencies were classified as liabilities held for sale.

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

Standby Letters of Credit, Surety Bonds and Other Commitments

As of December 31, 2020 and 2019, Laureate's outstanding letters of credit (LOCs) and surety bonds primarily consisted of the items discussed below.

As of December 31, 2020 and 2019, we had approximately $83,600 and $127,300, respectively, posted as an LOC in favor of the DOE. This LOC was required to allow Walden and, in 2019, NSAD, to participate in the DOE Title IV program. As of December 31, 2020, the restricted cash used to collateralize this letter of credit was held by a corporate entity. As of December 31, 2019, the restricted cash used to collateralize the letter of credit was primarily held by Walden. Because Walden is classified as a discontinued operation, its restricted cash balances were included in Current assets held for sale on the Consolidated Balance Sheets.

As of December 31, 2020 and 2019, we had EUR 9,443 (approximately $11,500 at December 31, 2020) and EUR 5,036 (approximately $5,500 at December 31, 2019), respectively, posted as cash collateral for LOCs related to the Spain Tax Audits. This was recorded in Continuing Operations and classified as Restricted cash on our December 31, 2020 and 2019 Consolidated Balance Sheets. The cash collateral is related to final assessments issued by the Spanish Taxing Authority (STA) in October 2018 and January 2020 to Iniciativas Culturales de España, S.L. (ICE). In addition, on March 11, 2020, ICE received a preliminary assessment of approximately EUR 21,600 (approximately $26,400 at December 31, 2020), related to the STA’s extension of their audit to review withholding taxes on income earned by nonresidents. This assessment is not final, and ICE intends to challenge the assessment before the STA. ICE was formerly our Spanish holding company; during the second quarter of 2020, ICE was migrated to the Netherlands and its name was changed to Laureate Netherlands Holding B.V.

As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of December 31, 2020 and 2019, the total face amount of these surety bonds, which are fully collateralized with cash, was $17,094 and $25,582, respectively.

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

Note 12. Share-based Compensation and Equity

Share-based compensation expense was as follows:

For the years ended December 31,	2020	2019	2018
Continuing operations
Stock options, net of estimated forfeitures	$1,291	$3,101	$(3,610)
Restricted stock awards	8,957	7,224	10,184
Total continuing operations	$10,248	$10,325	$6,574

Discontinued operations
Share-based compensation expense for discontinued operations	3,050	2,669	4,217
Total continuing and discontinued operations	$13,298	$12,994	$10,791

The negative stock options expense in 2018 relates to the reversal of expense for a change in estimate related to certain performance-based stock option awards where the performance target became improbable of achievement, as well as the correction of an immaterial error.

2007 Stock Incentive Plan

In August 2007, Laureate's Board of Directors (the Board) approved the Laureate Education, Inc. 2007 Stock Incentive Plan (2007 Plan). The total shares authorized under the 2007 Plan were 9,232. Shares that were forfeited, terminated, canceled, allowed to expire unexercised, withheld to satisfy tax withholding, or repurchased were available for re-issuance. Any awards that were not vested upon termination of employment for any reason were forfeited. Upon voluntary or involuntary termination without cause (including death or disability), the grantee (or the estate) has a specified period of time after termination to exercise options vested on or prior to termination. The 2007 Plan’s restricted stock awards have a claw-back feature whereby all vested shares, or the gross proceeds from the sale of those shares, must be returned to Laureate for no consideration if the employee does not abide by the agreed-upon restrictive covenants such as covenants not to compete and covenants not to solicit. Stock option awards under the 2007 Plan have a contractual life of 10 years and were granted with an exercise price equal to the fair market value of Laureate’s stock at the date of grant. As of December 31, 2020, 2019 and 2018, all outstanding awards that were granted under the 2007 Plan are fully vested.

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

Stock Options Under 2013 Plan

Stock option awards under the 2013 Plan generally have a contractual term of 10 years and are granted with an exercise price equal to or greater than the fair market value of Laureate’s stock at the date of grant. These options typically vest over a period of five or three years. There were no stock options granted in 2020. Of the options granted in 2019 and 2018, 698 and 690, respectively, are Time Options and the remainder are Performance Options. The Performance Options granted under the 2013 Plan are eligible for vesting based on achieving annual pre-determined Equity Value performance targets or Adjusted EBITDA targets, as defined in the plan, and the continued service of the employee. Some of the performance-based awards include a catch-up provision, allowing the grantee to vest in any year in which a target is missed if a following year's target is achieved as long as the following year is within eight years from the grant date.

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

Stock Option Activity for 2007 and 2013 Plans

The following tables summarize the stock option activity and the assumptions used to record the related share-based compensation expense for the years ended December 31, 2020, 2019 and 2018:

	2020			2019			2018
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	5,388	$18.18	$3,396	9,020	$18.79	$744	9,903	$19.30	$—
Granted	—	—		698	14.99		717	14.27
Exercised	(860)	17.60	2,353	(1,569)	16.95	794	—	—	—
Forfeited or expired	(1,100)	19.66		(2,761)	20.06		(1,600)	19.92
Outstanding at December 31	3,428	17.85	159	5,388	18.18	3,396	9,020	18.79	744
Exercisable at December 31	3,292	17.97	159	4,846	18.50	2,136	7,878	19.11	265
Vested and expected to vest	3,426	17.85	159	5,274	18.20	3,344	8,990	18.80	722

	Options Outstanding		Options Exercisable		Assumption Range*
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Risk-Free Interest Rate	Expected Terms in Years	Expected Volatility
Year Ended December 31, 2020
$13.97 - $15.55	748	6.84	625	6.58	1.99% - 3.05%	3.25 - 5.91	38.29% - 64.18%
$16.38 - $17.89	2,247	2.72	2,235	2.68	1.38% -2.34%	3.20 - 7.12	35.20% - 58.84%
$21.00	146	0.70	146	0.70	1.81%	4.00	57.79%
$22.88 - $31.92	287	0.76	287	0.76	0.73% - 2.86%	4.00 - 6.52	39.03% - 53.80%
Year Ended December 31, 2019
$13.97 - $15.55	944	7.89	524	7.06	1.81% - 3.05%	3.25 - 5.91	38.29% - 64.18%
$17.00 - $19.56	3,597	3.12	3,475	2.95	1.38% - 2.94%	2.60 - 10.00	35.20% - 58.84%
$21.00 - $21.52	330	1.09	330	1.09	0.68% - 2.61%	3.79 - 6.55	38.16% - 57.79%
$22.32 - $31.92	517	1.44	517	1.44	0.60% - 3.03%	3.18 - 6.52	36.93% - 53.80%
Year Ended December 31, 2018
$13.97 - $15.55	674	8.31	250	7.98	1.81% - 3.05%	3.25 - 5.91	49.98% - 64.18%
$17.00 - $19.56	5,730	3.69	5,013	3.50	0.49% - 2.94%	2.60 - 10.00	36.04% - 69.74%
$21.00 - $21.52	1,917	1.39	1,916	1.39	0.68% - 2.60%	2.92 - 6.52	38.16% - 69.74%
$22.32 - $31.92	699	2.53	699	2.53	0.60% - 2.93%	4.00 - 6.52	36.93% - 53.80%
* The expected dividend yield is zero for all options in all years.

The weighted-average estimated fair value of stock options granted was $0.00, $6.05 and $7.67 per share for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, Laureate had $821 of unrecognized share-based compensation costs related to stock options outstanding. Of the total unrecognized cost, $821 relates to Time Options and $0 relates to Performance Options. The unrecognized Time Options expense is expected to be recognized over a weighted-average expense period of 0.1 years.

Non-Vested Restricted Stock and Restricted Stock Units

The following table summarizes the non-vested restricted stock and restricted stock units activity for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1	1,251	$14.69	1,895	$15.31	1,650	$19.74
Granted	969	15.80	1,003	15.10	1,306	14.11
Vested	(861)	14.11	(765)	16.18	(853)	21.66
Forfeited	(359)	15.95	(882)	15.20	(208)	17.41
Non-vested at December 31	1,000	15.81	1,251	14.69	1,895	15.31

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

As of December 31, 2020, unrecognized share-based compensation expense related to non-vested restricted stock and restricted stock unit awards was $8,300. Of the total unrecognized cost, $5,331 relates to time-based RSUs, $2,967 relates to PSUs and $2 related to market-condition-based restricted stock units. This unrecognized expense for time-based restricted stock and restricted stock units will be recognized over a weighted-average expense period of 1.0 year.

Other Stockholders' Equity Transactions

Series A Convertible Redeemable Preferred Stock

In December 2016 and January 2017, the Company issued an aggregate of 400 shares of convertible redeemable preferred stock (the Series A Preferred Stock) for total gross proceeds of $400,000. The Series A Preferred Stock included a Beneficial Conversion Feature (BCF) that was contingent on a qualified IPO (as defined in the Certificate of Designations governing the terms of the Series A Preferred Stock), which was consummated on February 6, 2017. Accordingly, during the first quarter of 2017, the Company recorded the BCF at its estimated fair value as a reduction of the carrying value of the Series A Preferred Stock and an increase to Additional paid-in capital. The accretion of this BCF and dividends on the Series A Preferred Stock reduced net income available to common stockholders in the calculation of earnings per share, as shown in Note 15, Earnings (Loss) Per Share. The total BCF of $265,368 was accreted using a constant yield approach over a one-year period. For the year ended December 31, 2018, we recorded total accretion of the BCF and dividends of $61,974.

On April 23, 2018, all of the issued and outstanding shares of the Series A Preferred Stock were converted into 36,143 shares of the Company’s Class A common stock, par value $0.004 per share. This conversion was treated as a redemption for accounting purposes and resulted in an increase in Additional paid-in capital upon reclassification of the carrying value of the Series A Preferred Stock. A portion of the fair value of the shares of Class A common stock issued to redeem the Series A Preferred Stock was allocated to the BCF contained in the Series A Preferred Stock. The difference between the remaining fair value of the shares of Class A common stock issued, the carrying value of the Series A Preferred Stock and fair value of the embedded derivatives resulted in a gain of 74,110, which was recorded as Additional paid-in capital but included in income available to common stockholders in the calculation of earnings per share.

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

On November 5, 2020, Laureate’s board of directors announced a new stock repurchase program to acquire up to $300,000 of the Company’s Class A common stock. The Company’s proposed repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Exchange Act. Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s board of directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. The Company intends to finance the repurchases with free cash flow and excess cash and liquidity on-hand.

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

The reported fair values of our derivatives, which are classified in Derivative instruments on our Consolidated Balance Sheets, were as follows:

	December 31, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Current liabilities:
Cross currency swaps	$17,680	$—
Long-term liabilities:
Cross currency swaps	8,144	—
Total derivative instrument assets	$—	$—
Total derivative instrument liabilities	$25,824	$—

Derivatives Designated as Hedging Instruments

Net Investment Hedge - Cross Currency Swaps

In December 2017, Laureate entered into two EUR-USD cross currency swaps (net investment hedges) to hedge the foreign currency exchange volatility on operations of our Euro functional currency subsidiaries and better match our cash flows with the currencies in which our debt obligations are denominated. Both swaps had an effective date of December 22, 2017 and a maturity date of November 2, 2020, and were designated at inception as effective net investment hedges. In April 2019, the Company terminated both EUR-USD cross currency swaps for a net settlement received of $7,679, which is included in Settlement of derivatives related to sale of discontinued operations and net investment hedge on the Consolidated Statement of Cash Flows for the year ended December 31, 2019. The terms of the swaps specified that at maturity on the first swap, Laureate would deliver the notional amount of EUR 50,000 and receive USD $59,210 at an implied exchange rate of 1.1842 and at maturity on the second swap, Laureate would deliver the notional amount of EUR 50,000 and receive USD $59,360 at an implied exchange rate of 1.1872. Semiannually until maturity, Laureate was obligated to pay 5.63% and receive 8.25% on EUR 50,000 and USD $59,210, respectively, on the first swap and pay 5.6675% and receive 8.25% on EUR 50,000 and USD $59,360, respectively, on the second swap. The swaps were determined to be 100% effective; therefore, the amount of gain or loss recognized in income on the ineffective portion of derivative instruments designated as hedging instruments was $0. The accumulated gain recognized in AOCI will be deferred from earnings until the sale or liquidation of the hedged investee.

Cash Flow Hedge - 2024 Term Loan Interest Rate Swaps

In May 2017, Laureate entered into, and designated as cash flow hedges, four pay-fixed, receive-floating amortizing interest rate swaps with notional amounts of $100,000, $100,000, $200,000 and $300,000, respectively. These notional amounts matched the corresponding principal of the 2024 Term Loan borrowings of which these swaps were effectively hedging the interest payments. As such, the notional values amortized annually based on the terms of the agreements to match the principal borrowings as they were repaid. These swaps effectively fixed the floating interest rate on the term loan to reduce exposure to variability in cash flows attributable to changes in the USD-LIBOR-BBA swap rate. All four swaps were fully settled on August 21, 2018, prior to their May 31, 2022 maturity date, with the remaining AOCI to be ratably reclassified into income through Interest expense over the remaining maturity period of the 2024 Term Loans. The cash received at settlement from the swap counterparties was $14,117, which is included in (Payments for) proceeds from settlement of derivative contracts on the Consolidated Statement of Cash Flows for the year ended December 31, 2018. During the second quarter of 2019, the Company accelerated the reclassification of amounts in AOCI to earnings as a result of the hedged forecasted transactions becoming probable not to occur, due to the full repayment of the 2024 Term Loan in June 2019 using proceeds from the sale of our institutions in Portugal and Spain. The accelerated amounts were a gain of approximately $9,800 and were recorded as a decrease to Interest expense. Prior to settlement of the swaps, they were determined to be 100% effective; therefore, the amount of gain or loss recognized in income on the ineffective portion was $0.

The table below shows the total recorded unrealized (loss) gain in Comprehensive income for the derivatives designated as hedging instruments. The impact of these derivative instruments on Comprehensive income, Interest expense and AOCI for the years ended December 31, 2020, 2019 and 2018 were as follows:

	(Loss) Gain Recognized in Comprehensive Income (Effective Portion)			Income Statement Location	Gain Reclassified from AOCI to Income (Effective Portion)			Total Consolidated Interest Expense
	2020	2019	2018		2020	2019	2018	2020	2019	2018
Cash flow hedge
Interest rate swaps	$—	$(11,818)	$5,772	Interest expense	$—	$11,818	$2,446
Net investment hedge
Cross currency swaps	—	3,868	7,937	N/A	—	—	—
Total	$—	$(7,950)	$13,709		$—	$11,818	$2,446	$(100,894)	$(125,042)	$(188,431)

Derivatives Not Designated as Hedging Instruments

BRL to USD Foreign Currency Swaps

In November 2020, in connection with the signing of the sale agreement for its Brazilian operations, Laureate entered into six BRL-to-USD swap agreements. The purpose of these swaps is to mitigate the risk of foreign currency exposure on the expected proceeds from the sale. Four of the swaps are put/call options with a maturity date of May 13, 2021, where Laureate can put the combined notional amount of BRL 1,875,000 and call a combined USD amount of $343,783 at an exchange rate of 5.4540 BRL per 1 USD. The terms of these options include deferred premium payments from Laureate to the counterparties of $18,294, which were paid in full in January 2021. The remaining two swaps are deal contingent, with the settlement date occurring on the second business day following the completion of the aforementioned sale. On the settlement date, Laureate will deliver the combined notional amount of BRL 1,900,000 (BRL 950,000 for each swap) and receive an amount in USD equal to each swap's notional amount multiplied by each swap's contract rate of exchange at the settlement date. For one of the swaps, the contract rate of exchange has a possible range of 5.484143 - 5.678624 BRL per 1 USD, and the maturity date is December 31, 2021. For the other swap, the contract rate of exchange has a possible range of 5.44706 - 5.63255 BRL per 1 USD, and the maturity date is January 3, 2022. As of December 31, 2020, these swaps had an aggregate fair value of $25,824, of which $17,680 was recorded in Derivative instruments as a current liability and $8,144 was recorded in Derivative instruments as a long-term liability through a charge to unrealized loss on derivatives. These swaps are not designated as hedges for accounting purposes.

AUD to USD Foreign Currency Swaps

In March 2020, Laureate entered into an AUD-to-USD swap agreement with a maturity date of April 15, 2020, in connection with an intercompany funding transaction. The terms of the swap stated that on the maturity date, Laureate would deliver the notional amount of AUD 21,000 and receive USD $13,713 at a rate of exchange of 0.6530 USD per 1 AUD. On April 8, 2020, Laureate entered into a net settlement agreement for this swap to deliver USD $12,999 and receive the notional amount of AUD 21,000 at a rate of exchange of 0.6190 USD per 1 AUD. This net settlement was executed on April 15, 2020, which resulted in a realized gain and proceeds received of $714. This amount is included in (Loss) gain on derivatives on the Consolidated Statement of Operations for the year ended December 31, 2020, and is included in (Payments for) proceeds from settlement of derivative contracts on the Consolidated Statement of Cash Flows for the year ended December 31, 2020. This swap was not designated as a hedge for accounting purposes.

On April 8, 2020, Laureate entered into a new AUD-to-USD swap agreement with a notional amount of AUD 21,000. On the maturity date of June 15, 2020, Laureate delivered the notional amount and received USD $12,921 at a rate of exchange of 0.6153 USD per 1 AUD, resulting in a realized loss of $1,340. This amount is included in (Loss) gain on derivatives on the Consolidated Statements of Operations for the year ended December 31, 2020 and is included in (Payments for) proceeds from settlement of derivative contracts on the Consolidated Statement of Cash Flows for the year ended December 31, 2020. This swap was not designated as a hedge for accounting purposes.

EUR to USD Foreign Currency Swaps - Spain and Portugal

In December 2018, Laureate entered into two EUR-to-USD swap agreements in connection with the signing of the sale agreement for the subsidiaries in Spain and Portugal. The purpose of the swaps was to mitigate the risk of foreign currency exposure on the sale proceeds. The first swap was deal contingent, with the settlement date occurring on the second business day following the completion of the sale. On the settlement date, Laureate delivered the notional amount of EUR 275,000 and received USD $314,573 at a rate of exchange of 1.1439, which resulted in a realized gain of $5,088. The second swap was a put/call option with a maturity date of April 8, 2019, where Laureate could put the notional amount of EUR 275,000 and call the USD amount of $310,750 at an exchange rate of 1.13. Based on expected timing of the sale transaction, the swap was terminated on April 2, 2019, resulting in a payment to the counterparty of $980 that included a deferred premium payment net of proceeds received. The realized gain of $5,088 and the payment of $980 are included in Settlement of derivatives related to sale of discontinued operations and net investment hedge on the Consolidated Statement of Cash Flows for the year ended December 31, 2019. These swaps were not designated as hedges for accounting purposes.

In addition to the swaps above, in order to continue to mitigate the risk of foreign currency exposure on the expected sale proceeds for Spain and Portugal in advance of the May 31, 2019 sale closing date, in April 2019, Laureate also entered into seven EUR-to-USD swap agreements with a combined notional amount of EUR 375,000. On the maturity date of May 15, 2019, Laureate paid the EUR notional amount and received a combined total of USD $423,003 at a rate of exchange of 1.128007, resulting in a gain of $1,644. In May 2019, Laureate entered into nine EUR-to-USD swap agreements with a combined notional amount of EUR 532,000. On the maturity date of June 4, 2019, Laureate paid the EUR notional amount and received a combined total of USD $597,149 at a rate of exchange of 1.122461, resulting in a realized loss of approximately $565. The realized gain of $1,644 and the realized loss of $565 are included in Settlement of derivatives related to sale of discontinued operations and net investment hedge on the Consolidated Statement of Cash Flows for the year ended December 31, 2019. These swaps were not designated as hedges for accounting purposes.

CLP to Unidad de Fomento (UF) Cross Currency and Interest Rate Swaps

The cross currency and interest rate swap agreements are intended to provide a better correlation between our debt obligations and operating currencies. In 2010, one of our subsidiaries in Chile entered into four cross currency and interest rate swap agreements with an aggregate notional amount of approximately $31,000, and converted CLP-denominated, floating-rate debt to fixed-rate UF-denominated debt. The UF is a Chilean inflation-adjusted unit of account. One of the swaps was scheduled to mature on December 1, 2024, and the remaining three were scheduled to mature on July 1, 2025 (the CLP to UF cross currency and interest rate swaps); however, during the first quarter 2019, the Company elected to settle all four swaps for a net cash payment of approximately USD $8,200. In addition, Chile also elected to repay a portion of the principal balance outstanding for certain notes payable. This payment is included in (Payments for) proceeds from settlement of derivative contracts on the Consolidated Statement of Cash Flows for the year ended December 31, 2019. The CLP to UF cross currency and interest rate swaps were not designated as hedges for accounting purposes.

MXN to USD Foreign Currency Swaps

In September 2019, Laureate entered into three MXN to USD swap agreements with a combined notional amount of MXN 453,146. During the fourth quarter of 2019, Laureate delivered the notional amount and received USD $23,000 at a rate of exchange of 0.0508, resulting in a realized loss of $583. The realized loss is included in (Payments for) proceeds from settlement of derivative contracts on the Consolidated Statement of Cash Flows for the year ended December 31, 2019. These swaps were not designated as hedges for accounting purposes.

AUD to USD Foreign Currency Swaps

In September 2019, Laureate entered into two AUD to USD swap agreements with a combined notional amount of AUD 11,000. During the fourth quarter ended 2019, Laureate received the notional amount and delivered USD $7,443 at a rate of exchange of 0.6766 USD per 1 AUD, resulting in a realized gain of $45. The realized gain is included in (Payments for) proceeds from settlement of derivative contracts on the Consolidated Statement of Cash Flows for the year ended December 31, 2019. These swaps were not designated as hedges for accounting purposes.

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

Components of the reported Gain (loss) on derivatives not designated as hedging instruments in the Consolidated Statements of Operations were as follows:

For the years ended December 31,	2020	2019	2018
Unrealized (Loss) Gain
Contingent redemption features - Series A Preferred	$—	$—	$(42,140)
Cross currency and interest rate swaps	(25,354)	4,022	257
Total unrealized (loss) gain	(25,354)	4,022	(41,883)
Realized (Loss) Gain
Contingent redemption features - Series A Preferred	—	—	140,320
Cross currency and interest rate swaps	(626)	4,278	(9,961)
Total realized (loss) gain	(626)	4,278	130,359
Total (Loss) Gain
Contingent redemption features - Series A Preferred	—	—	98,180
Cross currency and interest rate swaps	(25,980)	8,300	(9,704)
(Loss) gain on derivatives, net	$(25,980)	$8,300	$88,476

Credit Risk and Credit-Risk-Related Contingent Features

Laureate’s derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation. The amount of our credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position. As of December 31, 2020, the estimated fair value of derivatives in a gain position was $0.

Laureate has limited its credit risk by only entering into derivative transactions with highly rated major financial institutions. We have not entered into collateral agreements with our derivatives' counterparties. At December 31, 2020, two institutions which were rated A1 and one institution which was rated A2 by the global rating agency of Moody's Investors Service accounted for all of Laureate's derivative credit risk exposure.

Laureate's agreements with its derivative counterparties contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to a default on the indebtedness. As of December 31, 2020, we had not breached any default provisions and had not posted any collateral related to these agreements. If we had breached any of these provisions, we could have been required to settle the obligations under the derivative agreements for an amount that, at a maximum, we believe would approximate their estimated fair value of $25,824 as of December 31, 2020.

Note 14. Income Taxes

Significant components of the Income tax (expense) benefit on earnings from Continuing Operations were as follows:

For the years ended December 31,	2020	2019	2018
Current:
United States	$6,391	$17,493	$(33,123)
Foreign	(72,660)	(77,421)	(72,667)
State	—	—	—
Total current	(66,269)	(59,928)	(105,790)
Deferred:
United States	124,718	22,337	29,619
Foreign	25,612	6,265	4,814
State	46,008	285	161
Total deferred	196,338	28,887	34,594
Total income tax benefit (expense)	$130,069	$(31,041)	$(71,196)

For the years ended December 31, 2020, 2019 and 2018, foreign (loss) income from Continuing Operations before income taxes was $(250,910), $2,358, and $391,038, respectively. For the years ended December 31, 2020, 2019 and 2018, domestic loss from Continuing Operations before income taxes was $199,928, $122,019, and $511,159, respectively.

Significant components of deferred tax assets and liabilities arising from Continuing Operations were as follows:

December 31,	2020	2019
Deferred tax assets:
Net operating loss and tax credits carryforwards	$410,456	$335,325
Depreciation	45,717	38,532
Deferred revenue	10,913	13,587
Allowance for doubtful accounts	13,552	9,772
Deferred compensation	16,997	20,551
Unrealized loss	3,128	5,395
Nondeductible reserves	24,835	27,062
Interest	32,282	8,630
Operating lease asset	140,500	158,189
Total deferred tax assets	698,380	617,043
Deferred tax liabilities:
Investment in subsidiaries	71,183	86,906
Amortization of intangible assets	133,091	175,386
Operating lease liability	127,131	148,436
Other	1,918	3,137
Total deferred tax liabilities	333,323	413,865
Net deferred tax assets	365,057	203,178
Valuation allowance for deferred tax assets	(320,858)	(324,119)
Net deferred tax assets (liabilities)	$44,199	$(120,941)

The 2019 column of the table above was recast to remove deferred taxes now classified as held for sale.

During 2020, the Company amended the partnership agreement of one of its subsidiaries that owned intellectual property, such that the subsidiary became subject to tax in the Netherlands, and conducted an internal restructuring of its Dutch subsidiaries. Additionally, during the year there was an impairment event for book purposes in the Netherlands, affecting the value of its intellectual property. The net result was a tax benefit of approximately $19,000 that represents the book-and-tax basis difference of the intellectual property, measured based on the intellectual property’s fair value. In the effective tax rate reconciliation table below, this net benefit is reflected in two components. The first component is simply a benefit from pretax loss at the United States statutory tax rate of $51,000. The second component of $32,000 is primarily the tax-effected difference between the book basis being impaired and the tax basis, net of uncertain tax positions, being established during the year.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a significant impact on Laureate’s Continuing Operations for the year ended December 31, 2020. We continue to monitor any effects that may result from the CARES Act as well as any similar stimulus legislation enacted in other jurisdictions where Laureate has material operations.

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

Laureate previously has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. As of December 31, 2020, undistributed earnings from foreign subsidiaries totaled $610,800. Except as discussed below regarding Peru, all historical earnings are permanently reinvested.

A portion of the historical earnings of Peru are no longer needed to be retained in that market. The Company has recorded a deferred tax liability of $100 on $2,000 USD of earnings to account for the withholding taxes on this eventual distribution. If the Company were to remove its assertion and distribute the remaining unremitted earnings, we would record approximately $18,800 in additional deferred tax liabilities. The amount of additional deferred tax liabilities recognized could increase if our expectations change based on future developments such that some or all of the undistributed earnings of our foreign subsidiaries are remitted to the United States in the foreseeable future.

The Company has $634,200 of US federal net operating loss carryforwards that expire from 2035 to 2036 and $67,600 of US federal net operating loss carryforwards that do not expire. The Company has $168,100 of deferred tax asset for US state net operating loss carryforwards that expire from 2021 to 2040 and $7,500 of deferred tax asset for US state net operating loss carryforwards that do not expire. The Company has $509,200 of foreign net operating loss carryforwards that expire from 2023 to 2030. The Company has $152,700 of tax credit carryforwards that do not expire and $76,400 of interest carryforwards that do not expire.

The Company assesses the realizability of deferred tax assets by examining all available evidence, both positive and negative. Accounting guidance restricts the amount of reliance the Company can place on projected taxable income to support the recovery of the deferred tax assets when a company is in a three-year cumulative loss position. A valuation allowance is recorded when the company is not able to identify a source of income to support realization of the deferred tax asset on a more-likely-than-not basis.

The reconciliations of the beginning and ending balances of the valuation allowance on deferred tax assets were as follows:

For the years ended December 31,	2020	2019	2018
Balance at beginning of period	$324,119	$562,944	$624,487
(Deductions) additions from tax expense from continuing operations	(19,879)	2,427	(61,373)
Charges to other accounts
Additions	16,618	—	—
Deductions	—	(241,252)	(170)
Balance at end of period	$320,858	$324,119	$562,944

The reconciliations of the reported Income tax (expense) benefit to the amount that would result by applying the United States federal statutory tax rate of 21% to income from Continuing Operations before income taxes were as follows:

For the years ended December 31,	2020	2019	2018
Tax benefit at the United States statutory rate	$94,676	$19,566	$17,456
Permanent differences	(24,184)	(7,693)	6,008
Global Intangible Low Taxed Income	70,965	(38,305)	(35,631)
Netherlands intellectual property restructuring	(32,425)	—	—
State income tax benefit, net of federal tax effect	36,343	5,783	4,445
Tax effect of foreign income taxed at lower rate	(5,534)	(25,228)	33,451
Change in valuation allowance	3,241	(25,337)	(46,171)
Effect of tax contingencies	2,706	11,635	2,215
Tax credits	(2,302)	26,436	—
Withholding taxes	(13,254)	(869)	(52,064)
Other	(163)	2,971	(905)
Total income tax benefit (expense)	$130,069	$(31,041)	$(71,196)

The reconciliations of the beginning and ending amount of unrecognized tax benefits were as follows:

For the years ended December 31,	2020	2019	2018
Beginning of the period	$56,395	$50,900	$69,801
Additions for tax positions related to prior years	3,582	—	1,640
Decreases for tax positions related to prior years	—	(1,338)	(199)
Additions for tax positions related to current year	327,142	8,585	8,731
Decreases for unrecognized tax benefits as a result of a lapse in the statute of limitations	(1,836)	(1,752)	(1,500)
Settlements for tax positions related to prior years	—	—	(27,573)
End of the period	$385,283	$56,395	$50,900

Laureate records interest and penalties related to uncertain tax positions as a component of Income tax expense. During the years ended December 31, 2020, 2019 and 2018, Laureate recognized interest and penalties related to income taxes of $1,402, $2,587, and $2,762, respectively. Laureate had $14,731 and $16,513 of accrued interest and penalties at December 31, 2020 and 2019, respectively. During the years ended December 31, 2020, 2019 and 2018, Laureate derecognized $4,458, $6,920, and $11,523, respectively, of previously accrued interest and penalties. Approximately $264,526 of unrecognized tax benefits, if recognized, will affect the effective income tax rate. It is reasonably possible that Laureate’s unrecognized tax benefits may decrease within the next 12 months by up to approximately $13,265 as a result of the lapse of statutes of limitations and as a result of the final settlement and resolution of outstanding tax matters in various jurisdictions.

Laureate and various subsidiaries file income tax returns in the United States federal jurisdiction, and in various states and foreign jurisdictions. With few exceptions, Laureate is no longer subject to United States federal, state and local, or foreign income tax examinations by tax authorities for years before 2010. United States federal and state statutes are generally open back to 2017; however, the Internal Revenue Service (the IRS) has the ability to challenge 2005 through 2016 net operating loss carryforwards. Except as discussed below, statutes of other major jurisdictions are open back to 2014 for Spain and 2010 for Mexico.

ICE Audit

During 2010 and 2013, Laureate was notified by the Spain Tax Authorities (STA) that two tax audits of our Spanish subsidiaries were being initiated for 2006 through 2007, and for 2008 through 2010, respectively. On June 29, 2012, the STA issued a final assessment to ICE, our Spanish holding company, for EUR 11,051 ($13,500 at December 31, 2020), including interest, for the 2006 through 2007 period. Laureate appealed this final assessment related to the 2006 through 2007 period and issued a cash-collateralized letter of credit in July 2012, in order to continue the appeal process. In October 2015, the STA issued a final assessment to ICE for the 2008 through 2010 period for approximately EUR 17,187 ($21,000 at December 31, 2020), including interest, for those three years. In order to continue the appeals process, we issued cash-collateralized letters of credit for the 2008 to 2010 period assessment amount, plus interest and surcharges.

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

In October of 2018, the STA issued a final assessment to ICE for the 2011 through 2013 period totaling approximately EUR 4,100 (approximately $5,000 at December 31, 2020), including interest. In February 2019, the Company appealed this assessment to the Highest Administrative Court. As of December 31, 2020, the Company has posted a cash-collateralized letter of credit of approximately $5,500 for the assessment, plus a surcharge. In May 2019, the Company was notified by the STA that a new tax audit of fiscal years 2014 and 2015 was being initiated. In January 2020, ICE received a final assessment from the STA for the 2014 to 2015 period totaling approximately EUR 4,300 (approximately $5,300 at December 31, 2020). ICE intends to appeal the referred assessment before the Administrative Central Court, and, in order to do so, ICE has posted a cash-collateralized letter of credit of approximately EUR 4,300 ($5,300 at December 31, 2020). Finally, the referred tax audit was extended in June 2019 to the non-resident income tax for the second semester of fiscal year 2015. On March 11, 2020, ICE received a preliminary assessment of approximately EUR 21,600 (approximately $26,400 at December 31, 2020). This assessment is not final, and we intend to challenge the referred assessment before the STA.

Note 15. Earnings (Loss) Per Share

Our common stock has a dual class structure, consisting of Class A common stock and Class B common stock. Other than voting rights, the Class B common stock has the same rights as the Class A common stock and therefore both are treated as the same class of stock for purposes of the earnings per share calculation. Laureate computes basic earnings per share (EPS) by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that would occur if share-based compensation awards, contingently issuable shares, and convertible securities were exercised or converted into common stock. To calculate the diluted EPS, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted stock, restricted stock units, and other share-based compensation arrangements determined using the treasury stock method, and convertible securities using the if-converted method.

The following tables summarize the computations of basic and diluted earnings per share:

For the years ended December 31,	2020	2019	2018
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Loss from continuing operations	$(320,598)	$(150,483)	$(191,317)
Net loss (income) attributable to noncontrolling interests	17	(98)	(141)
Loss from continuing operations attributable to Laureate Education, Inc.	(320,581)	(150,581)	(191,458)

Accretion of redemption value of redeemable noncontrolling interests and equity	149	(208)	(292)
Adjusted for: accretion related to noncontrolling interests and equity redeemable at fair value	—	—	(559)
Accretion of Series A Preferred Stock	—	—	(61,974)
Gain upon conversion of Series A Preferred Stock	—	—	74,110
Subtotal: accretion of reedemable noncontrolling interests and equity, and, for 2018, Series A Preferred Stock, net	149	(208)	11,285
Net loss from continuing operations available to common stockholders for basic earnings per share	(320,432)	(150,789)	(180,173)
Adjusted for: accretion of Series A Preferred Stock	—	—	61,974
Adjusted for: gain upon conversion of Series A Preferred Stock	—	—	(74,110)
Net loss from continuing operations available to common stockholders for diluted earnings per share	$(320,432)	$(150,789)	$(192,309)

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
(Loss) income from discontinued operations, net of tax	(298,104)	1,088,147	562,247
Loss (income) attributable to noncontrolling interests	5,354	918	(722)
Net (loss) income from discontinued operations for basic and diluted earnings per share	$(292,750)	$1,089,065	$561,525

Denominator used in basic and diluted earnings (loss) per common share:
Basic and diluted weighted average shares outstanding	209,710	221,928	212,769

Basic earnings (loss) per share:
Loss from continuing operations	$(1.53)	$(0.68)	$(0.85)
(Loss) income from discontinued operations	(1.40)	4.91	2.64
Basic (loss) earnings per share	$(2.93)	$4.23	$1.79
Diluted earnings (loss) per share:
Loss from continuing operations	$(1.53)	$(0.68)	$(0.91)
(Loss) income from discontinued operations	(1.40)	4.91	2.64
Diluted (loss) earnings per share	$(2.93)	$4.23	$1.73

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

For the years ended December 31,	2020	2019	2018
Stock options	4,040	8,740	9,387
Restricted stock and RSUs	1,021	1,090	1,300

Note 16. Related Party Transactions

As part of the issuance and sale of shares of the Company’s Series A Preferred Stock in December 2016, KKR and Snow Phipps, affiliates of Wengen, purchased from the Company 60 and 15 shares of Series A Preferred Stock, respectively. During the year ended December 31, 2018, the Company paid cash dividends on the Series A Preferred Stock totaling $11,103, of which $1,822, was paid to KKR and Snow Phipps. As discussed in Note 12, Share-based Compensation and Equity, on April 23, 2018, all of the issued and outstanding shares of the Series A Preferred Stock were converted into Class A common stock.

As discussed in Note 6, Dispositions, the buyer of our Costa Rica operations is controlled by certain affiliates of Sterling Capital Partners II, L.P., an entity that has the right to designate a director to the Laureate Board of Directors pursuant to a securityholders agreement.

Note 17. Benefit Plans

Domestic Defined Contribution Retirement Plan

Laureate sponsors a defined contribution retirement plan in the United States under section 401(k) of the Internal Revenue Code. The plan offers employees a traditional “pre-tax” 401(k) option and an “after-tax” Roth 401(k) option, providing the employees with choices and flexibility for their retirement savings. All employees are eligible to participate in the plan after meeting certain service requirements. Participants may contribute up to a maximum of 80% of their annual compensation and 100% of their annual cash bonus, as defined and subject to certain annual limitations. Laureate may, at its discretion, make matching contributions that are allocated to eligible participants. The matching on the “after-tax” Roth contributions is the same as the matching on the traditional “pre-tax” contributions. Laureate made discretionary contributions in cash to this plan of $4,636, $5,431, and $5,345 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The plan assets are recorded at fair value with the earnings (losses) on those assets recorded in Other income (expense). The plan liabilities are recorded at the contractual value, with the changes in value recorded in operating expenses. As of December 31, 2020 and 2019, plan assets included in Other assets in our Consolidated Balance Sheets were $3,055 and $4,505, respectively, and the total plan liabilities reported in our Consolidated Balance Sheets were $6,192 and $6,835, respectively.

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

As of December 31, 2020 and 2019, the total SERA assets were $11,037 and $12,494, respectively, which were recorded on our Consolidated Balance Sheets in Restricted cash at December 31, 2020 and 2019. As of December 31, 2020 and 2019, the total SERA liabilities recorded in our Consolidated Balance Sheets were $14,925 and $14,244, respectively, of which $1,500 each year was recorded in Accrued compensation and benefits, and $13,425 and $12,744, respectively, was recorded in Deferred compensation.

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

Continuing Operations

Mexican Regulation– COVID-19 Update

Administrative activities have resumed at half of our campuses. Face-to-face educational activities will not be permitted to resume at any campus until the region (municipality or state) in which it is located is assigned a green color code under the country’s color-coded sanitary alert system, which is updated on a biweekly basis.

Peruvian Regulation– COVID-19 Update

Peru’s national sanitary emergency has been extended until March 2021. In addition, due to the second wave of COVID-19, effective from January 31 until February 28, 2021, Peru entered into a region-by-region confinement plan, which includes a total curfew of vehicles and individuals in the whole department of Lima, among others. The economic reactivation plan has been suspended for many activities (mostly malls and restaurants presential attention) during the confinement period, including presential practices classes and some administrative tasks. The government has announced that face-to-face classes may resume this year, initially semi-presential; however, the actual resumption of classes will depend upon COVID-19 infection rates at such time.

Discontinued Operations

Brazilian Regulation

We operate 10 post-secondary education institutions in Brazil. The responsibility of the federal government in regulating, monitoring and evaluating higher education institutions and undergraduate programs is exercised by the Brazilian Ministry of Education (the MEC), along with a number of related federal agencies and related offices. The MEC is the highest authority of the higher education system in Brazil and has the power to issue implementing rules, (regulations, notices, and technical advisories governing the conduct of higher education), as well as to regulate and monitor the higher education segment, including aspects like adherence by higher education institutions (HEIs) to the rules for federal education programs like Prouni and the Fundo de Financiamento Estudantil (the FIES program, or FIES), through one or more of which all of our institutions enroll students.

Additionally, Brazilian law requires that almost all change-of-control transactions by Laureate receive the prior approval of the Brazilian antitrust authority, the Conselho Administrativo de Defesa Economico (CADE).

As noted, Laureate’s institutions in Brazil participate in the FIES program, which is a federal program established to provide financing to students enrolled in courses in private institutions of higher education that have achieved a minimum satisfactory evaluation according to the National Higher Education Evaluation System (SINAES) and receive a grade of 3 or higher out of 5 on the National Examination of Student Performance (ENADE). Under this basic structure, FIES targets both of the government’s education policy goals: increased access and improved academic quality outcomes. As of December 31, 2020, approximately 4% of our students in Brazil participated in FIES, representing approximately 8.5% of our 2020 Brazil revenues. As of December 31, 2019, approximately 7% of our total students in Brazil participated in FIES, representing approximately 13% of our 2019 Brazil revenues.

All of our Brazil HEIs adhere to Prouni, a federal program of tax benefits designed to increase higher education participation rates by making college more affordable. Prouni provides private HEIs with an exemption from certain federal taxes in exchange for granting partial and full scholarships to low-income students enrolled in traditional and technology undergraduate programs. HEIs may join Prouni by signing a term of membership valid for ten years and renewable for the same period. This term of membership shall include the number of scholarships to be offered in each program, unit and class, and a percentage of scholarships for degree programs to be given to indigenous and Afro-Brazilians. To join Prouni, an educational institution must maintain a certain relationship between the number of scholarships granted and the number of regular paying students. The relationship between the number of scholarships and regular paying students is tested annually. If this relationship is not observed during a given academic year due to the departure of students, the institution must adjust the number of scholarships in a proportional manner the following academic year. For the years ended December 31, 2020, 2019 and 2018, our HEIs granted Prouni scholarships of approximately $75,700, $100,600 and $112,500, respectively, that resulted in tax credits.

COVID-19 Update

In response to the transition from face-to-face classes to online classes due to the COVID-19 pandemic, legislative assemblies in several Brazilian states passed laws requiring schools to discount tuition. With respect to the states in which we operate, only Rio de Janeiro, Bahia and Paraiba passed such laws. However, because injunctions were granted to suspend the effects of such laws in Rio de Janeiro and Paraiba, mandatory discounts only were applied to classes taken at our Bahia campuses.

The constitutionality of the aforementioned laws was challenged both in state courts and the Supreme Court. By the end of 2020, the Supreme Court had ruled on the first round of cases – including the Bahia case –, declaring the mandatory discount laws to be at odds with the Brazilian constitution. The same outcome is expected for the remaining cases.

As of August 2020, Provisional Presidential Act n. 934/2020 has been converted to Law n. 14,040. Accordingly, institutions remain authorized to substitute face-to-face classes with remote activities and adjust the academic calendar. By the end of 2020, the National Board of Education had issued an opinion concerning the continuity of remote activities for an additional year. The Ministry of Education, however, has insisted on a gradual return to face-to-face classes, beginning on March 1st for higher education. Nonetheless, this effort will be affected by local sanitary indicators and may effectively be delayed until either a safety standard is sustained or mass vaccination reaches the students’ main age groups.

As of now, government measures to resume face-to-face educational activities in Brazil are being implemented on a state-by-state and city-by-city basis. Laboratory and professional practice activities have resumed at the vast majority of our Brazilian campuses. Despite being authorized to gradually return to face-to-face classes in some locations, academic planners still consider a larger contingent of remote activities to be the most suitable option given the current circumstances.

United States Postsecondary Education Regulation

Walden University, our postsecondary educational institution in the United States, is subject to extensive regulation by federal and state governmental entities as well as accrediting bodies. The U.S. Higher Education Act (HEA), and the regulations promulgated thereunder by the U.S. Department of Education (DOE), subject Walden University to ongoing regulatory review and scrutiny. Walden University must also comply with a myriad of requirements in order to participate in Title IV federal financial aid programs under the HEA (Title IV programs).

In particular, to participate in the Title IV programs under currently effective DOE regulations, an institution must be authorized to offer its educational programs by the relevant state agencies in the states in which it is located, accredited by an accrediting agency that is recognized by the DOE, and also certified by the DOE. In determining whether to certify an institution, the DOE closely examines an institution’s administrative and financial capability to administer Title IV program funds. Based on Laureate’s consolidated audited financial statements for its fiscal year ended December 31, 2019, the DOE required us to post a letter of credit of approximately $83,600 (an amount equal to 10% of the Title IV program funds received by Laureate in the most recently completed fiscal year) and remain subject to Heightened Cash Monitoring 1. The DOE also required us to comply with additional notification and reporting requirements. We have provided the DOE with a letter of credit in the amount required, and we are complying with the additional requirements. See Note 11, Commitments and Contingencies, for further description of the outstanding DOE letters of credit as of December 31, 2020 and 2019.

In recent years, the DOE has proposed or promulgated a substantial number of new regulations that impact Walden University, including, but not limited to, borrower defense to repayment, state authorization and financial responsibility. Changes in or new interpretations of applicable laws, DOE rules, or regulations could have a material adverse effect on Walden University’s eligibility to participate in the Title IV programs.

Department of Justice Voluntary Information Request for Walden University

Our institutions are subject to regulatory oversight and from time to time must respond to inquiries about their compliance with the various statutory requirements under which they operate. On September 14, 2020, Walden University received a letter from the Civil Division of the United States Department of Justice (referred to herein as “DOJ”) indicating that the DOJ is examining whether Walden University, in the operation of its Masters of Science in Nursing program (referred to herein as the “Nursing Program”), may have violated the Federal False Claims Act by misrepresenting compliance with its program participation agreement with the DOE, which agreement covers Walden University’s participation in federal student financial aid programs under Title IV of the U.S. Higher Education Act. The letter invites Walden University to provide information regarding a number of specific areas primarily related to the practicum component of its Nursing Program, but it makes no allegations of any misconduct or wrongdoing by Walden University. Further, on November 9, 2020, Walden University received notice from the Higher Learning Commission (“HLC”) that a public “Governmental Investigation” designation would be assigned to Walden University due to the DOJ inquiry and such designation became effective on November 9, 2020. On November 24, 2020, representatives of Walden University met with individuals from the DOJ to present the information requested. While Laureate is cooperating with the DOJ’s request to voluntarily provide information, it cannot predict the timing or outcome of this matter. Laureate accrues for a liability when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. The disclosures, accruals or estimates, if any, resulting from the foregoing analysis are reviewed and adjusted to reflect the effect of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. At this time, Laureate does not believe that this matter will have a material effect on its financial position, results of operations, or cash flows. Further, consistent with the HLC’s policies and procedures, a Governmental Investigation designation by the HLC could delay or prevent the HLC’s approval of a substantive change application to approve the pending sale of Walden University. We continue to evaluate these regulatory developments and the potential impact, if any, on the pending sale of Walden University.

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

These levels are not necessarily an indication of the risk of liquidity associated with the financial assets or liabilities disclosed. In instances where the determination of fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety, as required under ASC 820-10, "Fair Value Measurement." Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Derivative Instruments

Laureate uses derivative instruments as economic hedges for bank debt, foreign exchange fluctuations and interest rate risk. Their values are derived using valuation models commonly used for derivatives. These valuation models require a variety of inputs, including contractual terms, market prices, forward-price yield curves, notional quantities, measures of volatility and correlations of such inputs. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourself and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of December 31, 2020 were classified as Level 2 of the fair value hierarchy.

Equity securities - preferred stock investment

In 2013, Laureate purchased approximately 1,020 shares (the Shares) of preferred stock of a private education company for $5,000. This equity security did not have a readily determinable fair value. In June 2019, based on interest expressed by an investor to purchase the Shares, Laureate recorded this investment at its estimated fair value and recorded a non-operating gain of approximately $6,100. In September 2019, Laureate sold the Shares and received cash proceeds of $11,473, resulting in a total non-operating gain of $6,473 for the year ended December 31, 2019. The proceeds are included in Proceeds from sale of investment on the Consolidated Statement of Cash Flows.

Laureate's financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$—	$—	$—	$—
Liabilities
Derivative instruments	$25,824	$—	$25,824	$—

As of December 31, 2019, Laureate did not hold any financial assets or liabilities that are measured at fair value on a recurring basis.

Note 20. Quarterly Financial Data (Unaudited)

The following quarterly financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Earnings per share are computed independently for each of the quarters presented. Per share amounts may not sum due to rounding. Summarized quarterly operating data were as follows:

	2020 Quarters Ended
Per share amounts in whole dollars	December 31	September 30	June 30	March 31
Revenues	$285,219	$243,523	$303,856	$192,319
Operating costs and expenses	248,343	561,758	274,713	269,405
Operating income (loss)	$36,876	$(318,235)	$29,143	$(77,086)

(Loss) income from continuing operations	$(244,095)	$(271,040)	$(11,559)	$206,096
Income (loss) from discontinued operations, net of tax	623,135	(513,390)	(300,069)	(107,780)
Net loss (income) attributable to noncontrolling interests	279	(12)	3,805	1,299
Net income (loss) attributable to Laureate Education, Inc.	379,319	(784,442)	(307,823)	99,615
Accretion of redeemable noncontrolling interests and equity	(14)	6	201	(44)
Net income (loss) available to common stockholders	$379,305	$(784,436)	$(307,622)	$99,571

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(1.17)	$(1.29)	$(0.05)	$0.98
Income (loss) from discontinued operations	2.98	(2.44)	(1.41)	(0.51)
Basic and diluted earnings (loss) per share	$1.81	$(3.73)	$(1.46)	$0.47

	2019 Quarters Ended
Per share amounts in whole dollars	December 31	September 30	June 30	March 31
Revenues	$351,846	$277,267	$370,938	$212,019
Operating costs and expenses	294,527	295,678	318,963	266,882
Operating income (loss)	$57,319	$(18,411)	$51,975	$(54,863)

Income (loss) from continuing operations	$61,193	$(86,649)	$93,924	$(218,951)
(Loss) income from discontinued operations, net of tax	(616)	(10,145)	685,694	413,214
Net loss (income) attributable to noncontrolling interests	298	1,568	1,976	(3,022)
Net income (loss) attributable to Laureate Education, Inc.	60,875	(95,226)	781,594	191,241
Accretion of redeemable noncontrolling interests and equity	(472)	(193)	194	263
Net income (loss) available to common stockholders	$60,403	$(95,419)	$781,788	$191,504

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.28	$(0.39)	$0.42	$(0.97)
Income (loss) from discontinued operations	—	(0.04)	3.06	1.82
Basic and diluted earnings (loss) per share	$0.28	$(0.43)	$3.48	$0.85

The Company has adjusted the September 30, 2020 and December 31, 2019 balances of deferred income tax liabilities and long-term liabilities held for sale that were previously reported in the Company’s quarterly report on Form 10-Q for the third quarter of 2020, in order to reflect Walden’s deferred income taxes in Continuing Operations.

Note 21. Other Financial Information

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

December 31,	2020			2019
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation loss	$(951,456)	$958	$(950,498)	$(1,084,651)	$326	$(1,084,325)
Unrealized gains on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(946)	—	(946)	254	—	254
Accumulated other comprehensive loss	$(941,986)	$958	$(941,028)	$(1,073,981)	$326	$(1,073,655)

Laureate reports changes in AOCI in our Consolidated Statements of Stockholders’ Equity. See also Note 13, Derivative Instruments, for the effects of reclassifications out of AOCI into net income.

Foreign Currency Exchange of Certain Intercompany Loans

Laureate periodically reviews its investment and cash repatriation strategies in order to meet our liquidity requirements in the United States. Laureate recognized currency exchange adjustments attributable to intercompany loans that are not designated as indefinitely invested as Foreign currency exchange gain (loss), net, of $21,171, $(11,769) and $(1,533) in the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, respectively.

Supplemental Schedule for Transactions with Noncontrolling Interest Holders

Transactions with noncontrolling interest holders had the following effects on the equity attributable to Laureate:

For the years ended December 31,	2020	2019	2018
Net (loss) income attributable to Laureate Education, Inc.	$(613,331)	$938,484	$370,067
Decrease in equity for changes in noncontrolling interests	(2,610)	(3,700)	(471)
Change from net (loss) income attributable to Laureate Education, Inc. and net transfers to the noncontrolling interests	$(615,941)	$934,784	$369,596

Write Off of Accounts and Notes Receivable

During the years ended December 31, 2020, 2019 and 2018, Laureate wrote off approximately $24,300, $4,500 and $17,600, respectively, of fully reserved accounts and notes receivable that were deemed uncollectible.

Note 22. Supplemental Cash Flow Information

Cash interest payments, prior to interest income, for Continuing Operations and Discontinued Operations were $120,640, $188,682 and $234,102 for the years ended December 31, 2020, 2019 and 2018, respectively. Net income tax cash payments for Continuing Operations and Discontinued Operations were $91,371, $119,682 and $143,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

During the year ended December 31, 2018, the Company paid cash dividends on the Series A Preferred Stock in the amount of $11,103. As discussed in Note 12, Share-based Compensation and Equity, on April 23, 2018, all of the issued and outstanding shares of the Series A Preferred Stock were converted into shares of the Company’s Class A common stock. Accordingly, the Company did not pay any cash dividends during the years ended December 31, 2020 and 2019.

Reconciliation of Cash and cash equivalents and Restricted cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the December 31, 2018 balance, to the amounts shown in the Consolidated Statements of Cash Flows:

For the year ended December 31,	2020	2019	2018
Cash and cash equivalents	$750,147	$61,576	$77,765
Restricted cash	117,151	36,241	47,852
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$867,298	$97,817	$125,617

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

Based on that evaluation, our CEO and CFO have concluded that, as of December 31, 2020, our disclosure controls and procedures are effective. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting as of December 31, 2020 is included in Part II, Item 8 “Financial Statements.” The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears in Part II, Item 8 “Financial Statements.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Certain of this information will be contained in our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.
Information about our Executive Officers
The following table sets forth information regarding our current executive officers, including their ages. Executive officers serve at the request of the board of directors. There are no family relationships among any of our executive officers.

Name	Age	Position
Eilif Serck-Hanssen	55	Director, President and Chief Executive Officer
Jean-Jacques Charhon	55	Executive Vice President and Chief Financial Officer
Timothy P. Grace	57	Chief Human Resources Officer
Richard H. Sinkfield III	51	Chief Legal Officer and Chief Ethics & Compliance Officer
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
Richard H. Sinkfield III has served as our Chief Legal Officer and Chief Ethics & Compliance Officer since June 2020. Mr. Sinkfield previously served as Laureate’s Senior Vice President and Assistant General Counsel, Latin America. He has been with Laureate since 2004, and during this time has overseen the work of corporate and university counsel across eight countries, including serving as Regional General Counsel for Brazil for five years. Prior to joining Laureate, Mr. Sinkfield practiced law at several top U.S. law firms, including the Washington D.C. offices of Sidley Austin LLP and Akin Gump Strauss Hauer & Feld LLP. He also has taught as an adjunct professor at the George Washington University Law School and has served on multiple non-profit boards in the United States and across Latin America. Mr. Sinkfield earned a B.S.F.S. from Georgetown University and a J.D. from Harvard Law School.
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
Except as described below, during the past ten years (i) no petition has been filed under federal bankruptcy laws or any state insolvency laws by or against any of our executive officers, (ii) no receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our executive officers and (iii) none of our executive officers was an executive officer of any business entity or a general partner of any partnership at or within two years before the filing of a petition under the federal bankruptcy laws or any state insolvency laws by or against such entity. In September 2017, during the time that Mr. Grace was an executive officer at Toys“R”Us, Inc., that company filed for protection under Chapter 11 of the U.S. Bankruptcy Code.
With the exception of Mr. Charhon, who holds French citizenship and is a permanent resident of the United States, all of the executive officers listed above are U.S. citizens.

Item 11. Executive Compensation

This information will be contained in our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information will be contained in our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information will be contained in our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

This information will be contained in our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:
    (1) Financial Statements (certain schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto).
    (2) Those exhibits required by Item 601 of Regulation S-K and by paragraph (b) below.
(b) The following exhibits are filed as part of this Annual Report or, where indicated, were filed and are incorporated by reference:

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.1#	Amended and Restated Sale and Purchase Agreement, dated as of November 22, 2017 and amended and restated on January 11, 2018, by and among LEI European Investments B.V., Laureate International B.V. and Galileo Global Education Luxco S.À R.L.	10-K	001-38002	2.7	03/20/2018
2.2#	Sale and Purchase Agreement, dated April 12, 2018, among LEI European Investments B.V., Laureate International B.V. and Global University Systems Germany B.V.	8-K	001-38002	2.1	04/18/2018
2.3#	Asset Purchase Agreement, dated January 15, 2018, among Kendall College, LLC, The Dining Room at Kendall NFP, National Louis University and Laureate Education, Inc.	8-K	001-38002	2.1	08/07/2018
2.4#	Membership Interest Purchase Agreement, dated April 24, 2018, by and among Laureate Education, Inc., Exeter Street Holdings, LLC, University of St. Augustine for Health Sciences, LLC and University of St. Augustine Acquisition Corp.	10-Q	001-38002	2.4	08/09/2018
2.5#	Sale and Purchase Agreement, dated December 12, 2018, by and among Iniciativas Culturales de España S.L., Laureate I B.V. and Samarinda Investments, S.L.	10-K	001-38002	2.5	02/28/2019
2.6#	Share Purchase Agreement relating to the sale and purchase of equity shares of Pearl Retail Solutions Private Limited, M-Power Energy India Private Limited and Data Ram Sons Private Limited	8-K	001-38002	2.1	05/13/2019
2.7#	Share Purchase Agreement relating to all the shares in the capital of Education Turkey B.V.	8-K	001-38002	2.1	08/29/2019
2.8#	Equity Purchase Agreement, dated January 10, 2020, by and among SP Costa Rica Holdings, LLC, Laureate International B.V. and Laureate Education, Inc.	10-K	001-38002	2.8	02/27/2020
2.9#	Sale and Purchase Agreement, dated July 29, 2020, by and among LEI AMEA Investments B.V., Laureate Education, Inc., SEI Newco Inc. and Strategic Education, Inc.	10-Q	001-38002	2.9	11/05/2020
2.10#	Master Agreement, dated September 10, 2020, by and among Laureate International B.V., Laureate I, B.V., Servicios Regionales Universitarios LE, S.C. and Fundación Educación y Cultura	10-Q	001-38002	2.10	11/05/2020
2.11#	Membership Interest Purchase Agreement, dated September 11, 2020, by and between Laureate Education, Inc. and Adtalem Global Education Inc.	10-Q	001-38002	2.11	11/05/2020
2.12#	Transaction Agreement, dated September 11, 2020, by and among Laureate Education, Inc., Rede Internacional de Universidades Laureate Ltda., Ser Educacional S.A. and, solely for the purposes of certain provisions thereof, José Janguiê Bezerra Diniz and certain of his family members	10-Q	001-38002	2.12	11/05/2020
2.13*#
Settlement, Release and Discharge Agreement, dated as of October 29, 2020, by and among Laureate Education, Inc., Rede Internacional de Universidades Laureate Ltda., Ser Educacional S.A., José Janguiê Bezerra Diniz and certain of his family members

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.14*#
Transaction Agreement, dated October 30, 2020, by and among Laureate Education, Inc., Laureate Netherlands Holding B.V., ICE Inversiones Brazil, SL, Rede Internacional de Universidades Laureate Ltda., Ânima Holding S.A., VC Network Educação S.A., and, solely for the purposes of certain provisions thereof, the controlling shareholders of Ânima Holding S.A.

3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-207243	3.1	01/31/2017
3.2	Amended and Restated Bylaws	S-1/A	333-207243	3.2	01/31/2017
3.3	Certificate of Retirement of Convertible Redeemable Preferred Stock, Series A	8-K	001-38002	3.1	07/20/2018
4.1	Description of Capital Stock of Laureate Education, Inc.	10-K	001-38002	4.1	02/27/2020
4.2	Indenture, dated as of April 26, 2017, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.250% Senior Notes due 2025	8-K	001-38002	4.3	04/27/2017
4.3	Form of 8.250% Senior Note due 2025 (included as Exhibit A to Exhibit 4.3)	8-K	001-38002	4.3	04/27/2017
10.1†	2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	S-1/A	333-207243	10.31	11/20/2015
10.2†	2007 Stock Incentive Plan Form of Stock Option Agreement, as amended on August 31, 2010	S-1/A	333-207243	10.32	11/20/2015
10.3†	2013 Long-Term Incentive Plan Form of Stock Option Agreement effective as of September 11, 2013	S-1/A	333-207243	10.34	11/20/2015
10.4†	Laureate Education, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2009	S-1/A	333-207243	10.35	11/20/2015
10.5†	Form of Management Stockholder’s Agreement for equityholders	S-1/A	333-207243	10.36	11/20/2015
10.6†	Employment Offer Letter, dated July 21, 2008, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S-1/A	333-207243	10.40	11/20/2015
10.7†	Amendment to Employment Offer Letter, dated December 9, 2010, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S-1/A	333-207243	10.41	11/20/2015
10.8†	Form of Stockholders’ Agreement for Entity‑Appointed Directors	S-1/A	333-207243	10.47	11/20/2015
10.9†	Form of Stockholders’ Agreement for Individual Directors	S-1/A	333-207243	10.48	11/20/2015
10.10†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016 for Named Executive Officers	S-1/A	333-207243	10.57	05/20/2016
10.11†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016	S-1/A	333-207243	10.58	05/20/2016
10.12	Subscription Agreement, dated as of December 4, 2016, by and among Laureate Education, Inc., Macquarie Sierra Investment Holdings Inc., and each of the other Persons listed on Schedule A and Schedule B thereto.	S-1/A	333-207243	10.63	12/15/2016
10.13	Registration Rights Agreement by and among Laureate Education, Inc., each of the Investors set forth on Schedule A thereto, Douglas L. Becker and Wengen Alberta, Limited Partnership	10-K	001-38002	10.29	03/20/2018
10.14	Investors’ Stockholders Agreement by and among Laureate Education, Inc., Wengen Alberta, Limited Partnership and the Investors set forth on Schedule A thereto	10-K	001-38002	10.30	03/20/2018
10.15	Amended and Restated Securityholders Agreement by and among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.1	02/06/2017
10.16	Amended and Restated Registration Rights Agreement by and among Wengen Alberta, Limited Partnership, Wengen Investments Limited, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.2	02/06/2017
10.17†	Amendment to the 2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	10-K	001-38002	10.76	03/29/2017

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.18	Amended and Restated Guarantee, dated as of April 26, 2017, by Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as guarantors, in favor of Citibank, N.A., as collateral agent	10-Q	001-38002	10.83	05/11/2017
10.19	Amended and Restated Pledge Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as pledgors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.84	05/11/2017
10.20	Amended and Restated Security Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as grantors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.85	05/11/2017
10.21	Second Amended and Restated Collateral Agreement, dated as of April 26, 2017, between Walden University, LLC, certain other domestic subsidiaries of Laureate Education, Inc. from time to time, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.86	05/11/2017
10.22†	Laureate Education, Inc. Amended and Restated 2013 Long-Term Incentive Plan	8-K	001-38002	10.1	06/20/2017
10.23†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Annual Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.51	08/08/2017
10.24†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017	10-Q	001-38002	10.52	08/08/2017
10.25†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017	10-Q	001-38002	10.53	08/08/2017
10.26†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017	10-Q	001-38002	10.54	08/08/2017
10.27†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance Share Units Notice and Agreement for 2017	10-Q	001-38002	10.55	08/08/2017
10.28†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.56	08/08/2017
10.29†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.57	08/08/2017
10.30†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2017 for Certain Executives	10-Q	001-38002	10.58	08/08/2017
10.31†	Employment Offer Letter, dated August 15, 2017, between Laureate Education, Inc. and Victoria Silbey	10-Q	001-38002	10.61	11/08/2017
10.32†	Form of Stock Option Agreement with exercise price of $21.00 for certain executives	10-Q	001-38002	10.65	11/08/2017
10.33†	Employment Offer Letter, dated November 6, 2017, between Laureate Education, Inc. and Jean-Jacques Charhon	10-K	001-38002	10.67	03/20/2018
10.34†	Transitional Employment Agreement, effective as of November 9, 2017, between Paula Singer and Laureate Education, Inc.	10-K	001-38002	10.68	03/20/2018
10.35†	Employment Offer Letter, dated May 3, 2018, between Timothy Grace and Laureate Education, Inc.	10-Q	001-38002	10.72	08/09/2018
10.36†	Form of 2019 Annual Incentive Plan	10-Q	001-38002	10.62	08/08/2019
10.37†	Form of Director Indemnity Agreement	10-Q	001-38002	10.64	08/08/2019
10.38#	Third Amended and Restated Credit Agreement, dated as of October 7, 2019, among Laureate Education, Inc., the lending institutions from time to time parties thereto, and Citibank, N.A., as administrative agent and collateral agent	8-K	001-38002	10.1	10/11/2019

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.39†◊	Form of Retention Letter for Certain Corporate Executives	10-Q	001-38002	10.53	05/07/2020
10.40†	Form of Retention/Transaction Bonus Letter for Certain Regional Executives	10-Q	001-38002	10.54	05/07/2020
10.41†	Form of Named Executive Officer Temporary Salary Reduction Letter	10-Q	001-38002	10.55	05/07/2020
10.42†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement for Non-Employee Directors for 2020	10-Q	001-38002	10.56	08/06/2020
10.43	First Amendment to Third Amended and Restated Credit Agreement, dated as of July 20, 2020, by Laureate Education, Inc. and Citibank, N.A., as administrative agent	10-Q	001-38002	10.57	11/05/2020
10.44†	Form of Named Executive Officer Temporary Salary Reduction Letter Amendment	10-Q	001-38002	10.58	11/05/2020
10.45*†	Employment Offer Letter, dated July 8, 2020, between Laureate Education, Inc. and Richard H. Sinkfield III
10.46*†◊	Retention Letter, dated April 5, 2020, between Laureate Education, Inc. and Richard H. Sinkfield
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32*	Certifications pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
Ex. 101.INS*	XBRL Instance Document - - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
Ex. 101.SCH*	Inline XBRL Taxonomy Extension Schema Document
Ex. 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Ex. 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Laureate Education, Inc. hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.
†	Indicates a management contract or compensatory plan or arrangement.
◊	Certain identified information has been omitted from this exhibit because it is both (1) not material, and (2) would be competitively harmful if publicly disclosed.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs at the date they were made or at any other time.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2021.

Laureate Education, Inc.

By: /s/ JEAN-JACQUES CHARHON
Jean-Jacques Charhon
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ EILIF SERCK-HANSSEN	President, Chief Executive Officer and Director	February 25, 2021
Eilif Serck-Hanssen	(Principal Executive Officer)

/s/ JEAN-JACQUES CHARHON	Executive Vice President and Chief Financial Officer	February 25, 2021
Jean-Jacques Charhon	(Principal Financial Officer)

/s/ TAL DARMON	Chief Accounting Officer, Senior Vice President and Global Corporate Controller (Principal Accounting Officer)	February 25, 2021
Tal Darmon

/s/ KENNETH W. FREEMAN	Chairman of the Board	February 25, 2021
Kenneth W. Freeman

/s/ BRIAN F. CARROLL	Director	February 25, 2021
Brian F. Carroll

/s/ ANDREW B. COHEN	Director	February 25, 2021
Andrew B. Cohen

/s/ WILLIAM L. CORNOG	Director	February 25, 2021
William L. Cornog

/s/ PEDRO DEL CORRO	Director	February 25, 2021
Pedro del Corro

/s/ MICHAEL J. DURHAM	Director	February 25, 2021
Michael J. Durham

/s/ GEORGE MUÑOZ	Director	February 25, 2021
George Muñoz

/s/ DR. JUDITH RODIN	Director	February 25, 2021
Dr. Judith Rodin

/s/ IAN K. SNOW	Director	February 25, 2021
Ian K. Snow

/s/ STEVEN M. TASLITZ	Director	February 25, 2021
Steven M. Taslitz