Form 10-Q
period 2021-03-31
LAUREATE EDUCATION, INC.
filed 2021-05-06
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2021
Class A common stock, par value $0.004 per share	122,213,324 shares
Class B common stock, par value $0.004 per share	73,544,083 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended March 31,	2021	2020
	(Unaudited)	(Unaudited)
Revenues	$194,701	$192,319
Costs and expenses:
Direct costs	181,848	220,568
General and administrative expenses	42,594	45,069
Loss on impairment of assets	56,650	3,768
Operating loss	(86,391)	(77,086)
Interest income	711	622
Interest expense	(23,518)	(25,290)
Loss on debt extinguishment	(13)	—
Gain on derivatives	29,330	802
Other income (expense), net	34	(81)
Foreign currency exchange gain, net	28,183	78,716
Loss on disposal of subsidiaries, net	—	(1,800)
Loss from continuing operations before income taxes and equity in net income of affiliates	(51,664)	(24,117)
Income tax (expense) benefit	(112,861)	230,028
Equity in net income of affiliates, net of tax	—	185
(Loss) income from continuing operations	(164,525)	206,096
Loss from discontinued operations, net of tax (expense) benefit of $(9,665) and $5,183, respectively	(418)	(107,780)
Net (loss) income	(164,943)	98,316
Net loss attributable to noncontrolling interests	15	1,299
Net (loss) income attributable to Laureate Education, Inc.	$(164,928)	$99,615

Basic and diluted earnings (loss) per share:
(Loss) income from continuing operations	$(0.82)	$0.98
Loss from discontinued operations	—	(0.51)
Basic and diluted (loss) earnings per share	$(0.82)	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended March 31,	2021	2020
	(Unaudited)	(Unaudited)
Net (loss) income	$(164,943)	$98,316
Other comprehensive loss:
Foreign currency translation adjustment, net of tax of $0 for both periods	(59,761)	(330,116)
Minimum pension liability adjustment, net of tax of $0 for both periods	(168)	(932)
Total other comprehensive loss	(59,929)	(331,048)
Comprehensive loss	(224,872)	(232,732)
Net comprehensive loss attributable to noncontrolling interests	33	540
Comprehensive loss attributable to Laureate Education, Inc.	$(224,839)	$(232,192)

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$561,330	$750,147
Restricted cash	106,633	117,151
Receivables:
Accounts and notes receivable	110,504	138,738
Other receivables	70,223	49,835
Allowance for doubtful accounts	(65,602)	(76,694)
Receivables, net	115,125	111,879
Income tax receivable	14,801	14,564
Derivative instruments	21,800	—
Prepaid expenses and other current assets	23,795	15,079
Current assets held for sale	467,786	434,966
Total current assets	1,311,270	1,443,786
Notes receivable, net	1,197	1,321
Property and equipment:
Land	121,699	126,228
Buildings	338,961	351,480
Furniture, equipment and software	479,551	494,079
Leasehold improvements	118,463	121,683
Construction in-progress	5,070	7,254
Accumulated depreciation and amortization	(520,782)	(522,240)
Property and equipment, net	542,962	578,484
Operating lease right-of-use assets, net	428,183	462,767
Land use rights, net	1,485	1,548
Goodwill	551,753	574,832
Tradenames	164,059	225,573
Deferred costs, net	16,271	17,623
Deferred income taxes	90,649	130,567
Other assets	37,959	51,924
Long-term assets held for sale	1,338,260	1,482,469
Total assets	$4,484,048	$4,970,894

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	March 31, 2021	December 31, 2020
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$30,013	$41,073
Accrued expenses	103,171	95,743
Accrued compensation and benefits	45,496	64,089
Deferred revenue and student deposits	85,881	47,180
Current portion of operating leases	45,095	44,631
Current portion of long-term debt and finance leases	62,805	95,818
Income taxes payable	72,829	29,682
Derivative instruments	—	17,680
Other current liabilities	16,252	15,109
Current liabilities held for sale	335,964	353,550
Total current liabilities	797,506	804,555
Long-term operating leases, less current portion	430,950	474,507
Long-term debt and finance leases, less current portion	888,181	899,898
Deferred compensation	13,493	13,425
Income taxes payable	48,775	36,078
Deferred income taxes	99,601	86,368
Derivative instruments	—	8,144
Other long-term liabilities	32,563	33,555
Long-term liabilities held for sale	277,746	348,706
Total liabilities	2,588,815	2,705,236
Redeemable noncontrolling interests and equity	1,744	1,724
Stockholders' equity:
Preferred stock, par value $0.001 per share – 49,889 shares authorized as of March 31, 2021 and December 31, 2020, respectively, no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Class A common stock, par value $0.004 per share – 700,000 shares authorized, 154,657 shares issued and 122,213 shares outstanding as of March 31, 2021 and 137,162 shares issued and 115,119 shares outstanding as of December 31, 2020	618	548
Class B common stock, par value $0.004 per share – 175,000 shares authorized, 73,544 shares issued and outstanding as of March 31, 2021 and 90,792 shares issued and outstanding as of December 31, 2020	294	363
Additional paid-in capital	3,760,362	3,760,029
Accumulated deficit	(341,851)	(176,822)
Accumulated other comprehensive loss	(1,001,897)	(941,986)
Treasury stock at cost (32,444 shares held at March 31, 2021 and 22,043 shares held at December 31, 2020)	(511,122)	(365,316)
Total Laureate Education, Inc. stockholders' equity	1,906,404	2,276,816
Noncontrolling interests	(12,915)	(12,882)
Total stockholders' equity	1,893,489	2,263,934
Total liabilities and stockholders' equity	$4,484,048	$4,970,894

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the three months ended March 31,	2021	2020
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net (loss) income	$(164,943)	$98,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,672	44,161
Amortization of operating lease right-of-use assets	15,688	23,257
Loss on impairment of assets	57,714	3,768
Loss on sales and disposal of subsidiaries and property and equipment, net	16,461	21,175
Gain on derivative instruments	(29,330)	(802)
Loss on debt extinguishment	73	—
Non-cash interest expense	4,592	5,091
Non-cash share-based compensation expense	1,576	1,984
Bad debt expense	3,273	22,912
Deferred income taxes	84,409	(248,701)
Unrealized foreign currency exchange gain	(23,687)	(29,720)
Non-cash loss from non-income tax contingencies	11,995	6,514
Other, net	1,909	3,982
Changes in operating assets and liabilities:
Receivables	5,111	(173,760)
Prepaid expenses and other assets	(14,133)	(32,084)
Accounts payable and accrued expenses	(30,733)	(64,924)
Income tax receivable/payable, net	(16,731)	2,709
Deferred revenue and other liabilities	65,367	312,593
Net cash provided by (used in) operating activities	11,283	(3,529)
Cash flows from investing activities
Purchase of property and equipment	(11,743)	(24,582)
Expenditures for deferred costs	(1,896)	(3,500)
Receipts from sales of discontinued operations, net of cash sold, and property and equipment	30,845	4,032
Payments on derivatives related to sale of discontinued operations	(18,294)	—
Receipts from related parties	—	87
Net cash used in investing activities	(1,088)	(23,963)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	996	499,479
Payments on long-term debt	(53,670)	(226,505)
Payments of deferred purchase price for acquisitions	—	(1,488)
Proceeds from exercise of stock options	—	26,754
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(1,222)	(1,140)
Payments to repurchase common stock	(145,244)	(29,203)
Payments of debt issuance costs	(14)	—
Net cash (used in) provided by financing activities	(199,154)	267,897
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	(6,850)	(7,706)
Change in cash included in current assets held for sale	(3,526)	10,092
Net change in Cash and cash equivalents and Restricted cash	(199,335)	242,791
Cash and cash equivalents and Restricted cash at beginning of period	867,298	97,817
Cash and cash equivalents and Restricted cash at end of period	$667,963	$340,608

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

On January 27, 2020, we announced that our board of directors had authorized the Company to explore strategic alternatives for each of its businesses to unlock shareholder value. As a result of these efforts to explore strategic alternatives, during the third quarter of 2020, the Company announced that it had completed a sale of its operations in Chile and had signed agreements to sell its operations in Brazil, Australia and New Zealand, as well as Walden University, its fully online higher education institution in the United States. This also represented a strategic shift that had a major effect on the Company’s operations and financial results. As such, Chile, Brazil, Australia and New Zealand, and Walden also have been accounted for as Discontinued Operations for all periods presented in accordance with ASC 205. The sale of our operations in Australia and New Zealand was completed on November 3, 2020. For Laureate’s institutions in Mexico and Peru, the board decided after a thorough evaluation of all strategic options, including a potential sale, to continue to operate these assets under Laureate management. Accordingly, Mexico and Peru represent our Continuing Operations. The decision to focus on a regional operating model in Mexico and Peru at this time does not preclude further engagement with potential buyers for those businesses. See Note 4, Discontinued Operations and Assets Held for Sale, and Note 5, Dispositions, for more information. Unless indicated otherwise, the information in the footnotes to the Consolidated Financial Statements relates to Continuing Operations.

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, these financial statements include all adjustments considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with Laureate's audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the 2020 Form 10-K).

Note 2. Significant Accounting Policies

COVID-19

The outbreak of COVID-19 has caused domestic and global disruption in operations for institutions of higher education. The long-term effect to the Company of the COVID-19 pandemic depends on numerous factors, including, but not limited to, the effect on student enrollment, tuition pricing, and collections in future periods, which cannot be fully quantified at this time. As of March 31, 2021 and through the date of this Form 10-Q, the Company evaluated its accounting estimates that require consideration of forecasted financial information, based on current information reasonably available to us. The forecast also includes certain estimates and assumptions around macroeconomic conditions and the timing of campuses reopening. While this evaluation did not result in a material effect to the Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2021, future evaluations could result in a material effect, including potential impairments, depending on the eventual impact to the Company of the COVID-19 pandemic and its effect on student enrollment, tuition pricing, and collections in future periods.

Recently Adopted Accounting Standards

Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, which removes certain exceptions for performing intraperiod tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. The Company adopted ASU 2019-12 in the first quarter of 2021 and the adoption had no material impact to our Consolidated Financial Statements.

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

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the three months ended March 31, 2021 and 2020:

	Mexico	Peru	Corporate(1)	Total
2021
Tuition and educational services	$166,024	$51,452	$—	$217,476	112%
Other	23,522	9,583	1,806	34,911	18%
Gross revenue	189,546	61,035	1,806	252,387	130%
Less: Discounts / waivers / scholarships	(54,149)	(3,537)	—	(57,686)	(30)%
Total	$135,397	$57,498	$1,806	$194,701	100%
2020
Tuition and educational services	$164,165	$31,295	$—	$195,460	101%
Other	27,217	7,382	1,585	36,184	19%
Gross revenue	$191,382	$38,677	$1,585	$231,644	120%
Less: Discounts / waivers / scholarships	(37,175)	(2,150)	—	(39,325)	(20)%
Total	$154,207	$36,527	$1,585	$192,319	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $110,504 and $138,738 as of March 31, 2021 and December 31, 2020, respectively. The decrease in the contract assets balance at March 31, 2021 compared to December 31, 2020 was primarily driven by collections, in particular the repayment of past-due amounts by students re-enrolling for the next academic session. The first and third calendar quarters generally coincide with the primary and secondary intakes for our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $85,881 and $47,180 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively. The increase in the contract liability balance during the period ended March 31, 2021 was the result of semester billings and cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during that period. Revenue recognized for the three months ended March 31, 2021 that was included in the contract liability balance at the beginning of the year was approximately $30,948.

Note 4. Discontinued Operations and Assets Held for Sale

As discussed in Note 1, Description of Business, the Company’s remaining principal markets are Mexico and Peru (the Continuing Operations). All remaining markets are being divested (the Discontinued Operations). In the tables below, certain classification changes have been made to the prior year amounts in order to conform to the current year presentation. On the Consolidated Statements of Operations, the results from the Discontinued Operations, which in the prior year were presented in two lines, have been combined into one line labeled Loss from discontinued operations, net of tax, for all periods presented.

Summarized operating results and cash flows of the Discontinued Operations are presented in the following tables:

For the three months ended March 31,	2021	2020
Revenues	$239,750	$369,484
Depreciation and amortization expense	—	(24,511)
Share-based compensation expense	(242)	(445)
Other direct costs	(201,197)	(378,881)
Loss on impairment of assets	(1,064)	—
Other non-operating expense	(11,163)	(55,057)
Loss on sale of discontinued operations before taxes, net	(16,837)	(23,553)
Pretax income (loss) of discontinued operations	9,247	(112,963)
Income tax (expense) benefit	(9,665)	5,183
Loss from discontinued operations, net of tax	$(418)	$(107,780)

Operating cash flows of discontinued operations	$31,117	$47,381
Investing cash flows of discontinued operations	$(4,858)	$(14,158)
Financing cash flows of discontinued operations	$(13,559)	$20,797

Loss Recognized on Brazil Held-For-Sale Disposal Group

During the first quarter of 2021, the Company recorded a loss of approximately $32,400 related to the Brazil disposal group, which was classified as a Discontinued Operation, in order to write down the carrying value of those assets to their estimated fair value less costs to sell as of March 31, 2021, in accordance with ASC 360-10, “Impairment and Disposal of Long-lived Assets” (ASC 360-10). The estimated fair value was based on the sale agreement for the disposal group that was announced on November 2, 2020, as discussed further below.

The assets and liabilities of the Discontinued Operations, which are subject to finalization, have been classified as held for sale as of March 31, 2021 and December 31, 2020, in accordance with ASC 205. The assets and liabilities are recorded at the lower of their carrying values or their estimated fair values less costs to sell. The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are presented in the following tables:

	March 31, 2021	December 31, 2020
Assets of Discontinued Operations
Cash and cash equivalents	$272,108	$270,164
Receivables, net	101,962	113,386
Property and equipment, net	171,840	259,471
Goodwill and Tradenames	1,163,536	1,202,496
Operating lease right-of-use assets, net	101,572	136,806
Other assets	217,545	183,742
Valuation allowance on held-for-sale disposal groups	(222,517)	(248,630)
Total assets held for sale	$1,806,046	$1,917,435

	March 31, 2021	December 31, 2020
Liabilities of Discontinued Operations
Deferred revenue and student deposits	$116,489	$87,793
Operating leases, including current portion	114,582	151,413
Long-term debt, seller notes and finance leases, including current portion	116,646	171,451
Other liabilities	265,993	291,599
Total liabilities held for sale	$613,710	$702,256

Discontinued Operations with Signed Sale Agreements Pending Closure at March 31, 2021

Brazil Operations

On November 2, 2020, the Company announced that it had entered into a definitive agreement with Ânima Holding S.A. (Anima) for the sale of its Brazilian operations. The transaction value is approximately 4,400,000 Brazilian Reals (approximately $765,000 at the time of signing), including 3,800,000 Brazilian Reals (approximately $660,700 at the time of signing) in cash consideration, which is subject to certain adjustments, and the assumption of net indebtedness. Under the agreement with Anima, the Company will be entitled to receive up to 203,000 Brazilian Reals (approximately $35,300 at the time of signing) in additional cash consideration if certain metrics are achieved following the closing. The transaction is targeted to close during the second quarter of 2021, subject to regulatory approval.

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

Note 5. Dispositions

Honduras Divestiture

On March 8, 2021, the Company completed the divestiture of its operations in Honduras to Fundación Nasser, a not-for-profit foundation in Honduras. In connection with the transaction, the Company transferred control of Fundaempresa, which manages Universidad Tecnológica Centroamericana (UNITEC), including Centro Universitario Tecnológico (CEUTEC), and received proceeds of approximately $26,000, net of cash sold and closing costs. Under the transaction terms, additional consideration of $2,000 was paid into an escrow account at closing and, assuming certain conditions are met, will be released to the Company based on the following schedule: 50% after 18 months, 25% after 24 months and 25% after 36 months. At closing, the Company recognized an after-tax gain of approximately $500, which is included in Loss from discontinued operations, net of tax in the Consolidated Statement of Operations for the three months ended March 31, 2021.

Receipt of Remaining Escrow Receivable from Sale of China Operations

On January 25, 2018, the Company completed the sale of LEI Lie Ying Limited in China. At the closing of the sale on January 25, 2018, a portion of the total transaction value was paid into an escrow account, to be distributed to the Company pursuant to the terms and conditions of the escrow agreement. In June 2020, the Company received approximately one-half of the escrow account, and the remainder was due in January 2021. In April 2021, the Company received 168,284 Hong Kong Dollars

(approximately $21,650 at the date of receipt), which represented payment in full for the remainder of the escrow account. Accordingly, the Company recognized a gain of approximately $13,600, which is included in Loss from discontinued operations, net of tax in the Consolidated Statement of Operations for the three months ended March 31, 2021.

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

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Loss on disposal of subsidiaries, net, Foreign currency exchange gain, net, Other income (expense), net, Gain on derivatives, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. EiP is an enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs) around the world, as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also includes other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure, an enterprise-wide program aimed at revenue growth, and certain non-recurring costs incurred in connection with the planned dispositions described in Note 4, Discontinued Operations and Assets Held for Sale, and the completed dispositions described in Note 5, Dispositions.

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

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Loss from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations:

For the three months ended March 31,	2021	2020
Revenues
Mexico	$135,397	$154,207
Peru	57,498	36,527
Corporate	1,806	1,585
Revenues	$194,701	$192,319
Adjusted EBITDA of reportable segments
Mexico	$17,269	$23,310
Peru	11,594	(26,667)
Total Adjusted EBITDA of reportable segments	28,863	(3,357)
Reconciling items:
Corporate	(19,202)	(25,993)
Depreciation and amortization expense	(22,761)	(19,650)
Loss on impairment of assets	(56,650)	(3,768)
Share-based compensation expense	(1,334)	(1,539)
EiP expenses	(15,307)	(22,779)
Operating loss	(86,391)	(77,086)
Interest income	711	622
Interest expense	(23,518)	(25,290)
Loss on debt extinguishment	(13)	—
Gain on derivatives	29,330	802
Other income (expense), net	34	(81)
Foreign currency gain, net	28,183	78,716
Loss on disposal of subsidiaries, net	—	(1,800)
Loss from continuing operations before income taxes and equity in net income of affiliates	$(51,664)	$(24,117)

	March 31, 2021	December 31, 2020
Assets
Mexico	$1,186,678	$1,278,198
Peru	623,988	623,294
Corporate and Discontinued Operations	2,673,382	3,069,402
Total assets	$4,484,048	$4,970,894

Note 7. Goodwill and Loss on Impairment of Assets

The change in the net carrying amount of Goodwill from December 31, 2020 through March 31, 2021 was composed of the following items:

	Mexico	Peru	Total
Balance at December 31, 2020	$500,250	$74,582	$574,832
Currency translation adjustments	(20,522)	(2,557)	(23,079)
Balance at March 31, 2021	$479,728	$72,025	$551,753

Impairment of Laureate Tradename

During the three months ended March 31, 2021, the Company recognized an impairment charge of $51,400 on the Laureate tradename, a finite-lived intangible asset. In March 2021, the Company decided that, during 2021, it would wind down certain support functions related to the Laureate network and would no longer invest in and support the tradename beyond 2021. As a result, the Company tested the asset for impairment and estimated the fair value of the tradename asset using the relief-from-royalty method, based on the projected revenues for each business over the estimated remaining useful life of the asset.

As a result of the impairment test, the Company concluded that the estimated fair value of the Laureate tradename was less than its carrying value by approximately $51,400 and recorded an impairment charge for that amount. The significant assumptions used in estimating the fair value included: (1) the revenue growth rates; and (2) the estimated royalty rates. The inputs used were not observable to active markets and are therefore deemed “Level 3” inputs in the fair value hierarchy. The decrease in the fair value of the tradename was attributable to the shortened duration of the estimated future revenues. The remaining carrying value of the tradename asset of $18,700 will be amortized prospectively over the remainder of 2021, which is its estimated useful life.

Note 8. Debt

Outstanding long-term debt was as follows:

	March 31, 2021	December 31, 2020
Senior long-term debt:
Senior Secured Credit Facility (stated maturity date October 2024)	$—	$—
Senior Notes (stated maturity date May 2025)	798,725	798,725
Total senior long-term debt	798,725	798,725
Other debt:
Lines of credit	23,016	59,014
Notes payable and other debt	129,480	138,630
Total senior and other debt	951,221	996,369
Finance lease obligations and sale-leaseback financings	50,357	52,639
Total long-term debt and finance leases	1,001,578	1,049,008
Less: total unamortized deferred financing costs	50,592	53,292
Less: current portion of long-term debt and finance leases	62,805	95,818
Long-term debt and finance leases, less current portion	$888,181	$899,898

The Company maintains a revolving credit facility under our Senior Secured Credit Facility that has a borrowing capacity of $410,000 and has a maturity date of October 7, 2024. As of March 31, 2021 and December 31, 2020, no amounts were borrowed on this facility.

As described in Note 19, Subsequent Events, on May 4, 2021, the Company redeemed $500,000 aggregate principal amount of its 8.250% Senior Notes due 2025 (the Senior Notes) at a redemption price of 104.125% of the principal amount thereof plus accrued and unpaid interest thereon to, but excluding the redemption date. Additionally, the Company has notified the holders of its Senior Notes of its election to redeem the remaining $298,725 aggregate principal amount of the Senior Notes. Among other conditions, the redemption is contingent on the sale of Brazil operations, which is targeted to close during the second quarter of 2021. As of March 31, 2021, the amount of unamortized deferred financing costs associated with the Senior Notes was approximately $45,700. Following completion of these redemptions, the Company will have repaid the entire outstanding principal amount of the Senior Notes.

Estimated Fair Value of Debt

The estimated fair value of our debt was determined using observable market prices as the majority of our securities, including the Senior Secured Credit Facility and the Senior Notes due 2025, are traded in a brokered market. The fair value of our remaining debt instruments approximates carrying value based on their terms. As of March 31, 2021 and December 31, 2020, our long-term debt was classified as Level 2 within the fair value hierarchy, based on the frequency and volume of trading in the brokered market. The estimated fair value of our debt was as follows:

	March 31, 2021		December 31, 2020
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Total senior and other debt	$951,221	$988,162	$996,369	$1,043,294

Certain Covenants

As of March 31, 2021, our senior long-term debt contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Third Amended and Restated Credit Agreement (the Third A&R Credit Agreement) provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, to exceed 3.50x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The agreement also provides that if (i) the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, is not greater than 4.75x as of such date and (ii) less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of March 31, 2021, these conditions were satisfied and, therefore, we were not subject to the leverage ratio. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of March 31, 2021.

Note 9. Leases

Laureate conducts a significant portion of its operations at leased facilities. These facilities include our corporate headquarters, other office locations, and many of Laureate's higher education facilities. In accordance with ASC Topic 842, “Leases,” Laureate analyzes each lease agreement to determine whether it should be classified as a finance lease or an operating lease.

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
Corporate Office Lease Termination
In March 2021, the Company exercised its one-time right under the operating lease agreement for its corporate headquarters in Baltimore, Maryland to terminate the lease effective June 30, 2022. In connection with the exercise of this early termination option, the Company is required to pay an early termination fee of approximately $1,200, half of which was paid in March 2021, and half of which is due by June 30, 2022. Accordingly, during the first quarter of 2021, the Company remeasured the operating lease liability, including the early termination fee, and recorded a reduction in the ROU asset and the operating lease liability of approximately $14,900.

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

Contingent Liabilities for Taxes

As of March 31, 2021 and December 31, 2020, Laureate has recorded cumulative liabilities totaling $35,030 and $38,355, respectively, for taxes other-than-income tax, principally payroll-tax-related uncertainties recorded at the time of an acquisition, of which $34,514 and $37,794, respectively, were classified as held for sale. The changes in this recorded liability are related to acquisitions, interest and penalty accruals, changes in tax laws, expirations of statutes of limitations, settlements and changes in foreign currency exchange rates. The terms of the statutes of limitations on these contingencies vary but can be up to 10 years. These liabilities were included in current and long-term liabilities on the Consolidated Balance Sheets. Changes in the recorded values of non-income tax contingencies impact operating income and interest expense, while changes in the related indemnification assets impact only operating income. For Continuing Operations, the total decrease to operating income for adjustments to non-income tax contingencies and indemnification assets was $13,349 and $6,607, respectively, for the three months ended March 31, 2021 and 2020.

In addition, as of March 31, 2021 and December 31, 2020, Laureate has recorded cumulative liabilities for income tax contingencies of $53,162 and $40,668, respectively, of which $9,493 and $11,752, respectively, were classified as held for sale. As of March 31, 2021 and December 31, 2020, indemnification assets primarily related to acquisition contingencies were $38,471 and $55,940, respectively, of which $37,340 and $40,877, respectively, were classified as held for sale. These indemnification assets primarily cover contingencies for income taxes and taxes other-than-income taxes. We have also recorded receivables, which are classified as held for sale, of approximately $13,000 and $14,000 as of March 31, 2021 and December 31, 2020, respectively, from the former owner of one of our Brazil institutions which is guaranteed by future rental payments to the former owner.

We have identified certain contingencies, primarily tax-related, that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In most cases, Laureate has received indemnifications from the former owners and/or noncontrolling interest holders of the acquired businesses for contingencies, and therefore, we do not believe we will sustain an economic loss even if we are required to pay these additional amounts. In cases where we are not indemnified, the unrecorded contingencies are not individually material and are primarily in Brazil, which is now classified in Discontinued Operations. In the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies in Brazil could be up to approximately $50,000 if the outcomes were unfavorable in all cases.

Other Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of March 31, 2021 and December 31, 2020, approximately $8,000 and $8,300, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets. In addition, as of March 31, 2021 and December 31, 2020, approximately $22,200 and $23,800, respectively, of loss contingencies were classified as held for sale.

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

During the first quarter of 2021, one of our Peruvian institutions issued a bank guarantee in the amount of PEN 23,764 (approximately $6,364 at March 31, 2021) in order to appeal a preliminary tax assessment received related to tax audits of 2014 and 2015.

Standby Letters of Credit, Surety Bonds and Other Commitments

As of March 31, 2021 and December 31, 2020, Laureate's outstanding letters of credit (LOCs) and surety bonds primarily consisted of the items discussed below.

As of both March 31, 2021 and December 31, 2020, we had approximately $83,600 posted as an LOC in favor of the DOE. This LOC was required to allow Walden to participate in the DOE Title IV program. The restricted cash used to collateralize this letter of credit was held by a corporate entity.

As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of March 31, 2021 and December 31, 2020, the total face amount of these surety bonds, which are fully collateralized with cash, was $16,929 and $17,094, respectively.

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

Spanish Tax Audits

As of March 31, 2021 and December 31, 2020, we had approximately $11,100 and $11,500, respectively, posted as cash collateral for LOCs related to the Spanish tax audits. This was recorded in Continuing Operations and classified as Restricted cash on our March 31, 2021 and December 31, 2020 Consolidated Balance Sheets. The cash collateral is related to final assessments issued by the Spanish Taxing Authority (STA) in October 2018 and January 2020 to Iniciativas Culturales de España, S.L. (ICE). ICE was formerly our Spanish holding company; during the second quarter of 2020, ICE was migrated to the Netherlands and its name was changed to Laureate Netherlands Holding B.V.

In addition, on March 11, 2020, ICE received a preliminary assessment of approximately EUR 21,600 (approximately $25,500 at March 31, 2021), related to the STA’s extension of their audit to review withholding taxes on income earned by nonresidents. This assessment was not final, and ICE challenged the assessment. On March 30, 2021, in response to our allegations, the STA issued a final assessment to Laureate Netherlands Holding B.V. in which the Chief Tax Auditor challenged the preliminary assessment and found that the STA could not claim the withholding tax obligation in this case. At this time, we consider the matter resolved.

Note 11. Share-based Compensation

Share-based compensation expense was as follows:

For the three months ended March 31,	2021	2020
Continuing operations
Stock options, net of estimated forfeitures	$176	$345
Restricted stock awards	1,158	1,194
Total continuing operations	$1,334	$1,539

Discontinued operations
Share-based compensation expense for discontinued operations	242	445
Total continuing and discontinued operations	$1,576	$1,984

Note 12. Stockholders’ Equity

The components of net changes in stockholders’ equity for the three months ended March 31, 2021 are as follows:

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock at cost	Non-controlling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	115,119	$548	90,792	$363	$3,760,029	$(176,822)	$(941,986)	$(365,316)	$(12,882)	$2,263,934
Beginning retained earnings adjustment	—	—	—	—	—	(101)	—	—	—	(101)
Non-cash stock compensation	—	—	—	—	1,576	—	—	—	—	1,576
Conversion of Class B shares to Class A shares	17,248	69	(17,248)	(69)	—	—	—	—	—	—
Purchase of treasury stock at cost	(10,401)	—	—	—	—	—	—	(145,806)	—	(145,806)
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	247	1	—	—	(1,223)	—	—	—	—	(1,222)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	(20)	—	—	—	—	(20)
Net loss	—	—	—	—	—	(164,928)	—	—	(15)	(164,943)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(59,743)	—	(18)	(59,761)
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	(168)	—	—	(168)
Balance at March 31, 2021	122,213	$618	73,544	$294	$3,760,362	$(341,851)	$(1,001,897)	$(511,122)	$(12,915)	$1,893,489

The components of net changes in stockholders’ equity for the three months ended March 31, 2020 are as follows:

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock at cost	Non-controlling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	119,575	$542	90,831	$363	$3,724,636	$436,509	$(1,073,981)	$(271,106)	$(12,812)	$2,804,151
Non-cash stock compensation	—	—	—	—	1,984	—	—	—	—	1,984
Conversion of Class B shares to Class A shares	18	—	(18)	—	—	—	—	—	—	—
Purchase of treasury stock at cost	(1,619)	—	—	—	—	—	—	(29,203)	—	(29,203)
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	1,101	4	—	—	25,610	—	—	—	—	25,614
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	(44)	—	—	—	—	(44)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	38	38
Net income	—	—	—	—	—	99,615	—	—	(1,299)	98,316
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(330,875)	—	759	(330,116)
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	(932)	—	—	(932)
Balance at March 31, 2020	119,075	$546	90,813	$363	$3,752,186	$536,124	$(1,405,788)	$(300,309)	$(13,314)	$2,569,808

Stock Repurchase Program

On November 5, 2020, Laureate’s board of directors announced a new stock repurchase program to acquire up to $300,000 of the Company’s Class A common stock. The Company’s repurchases may be made on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s board of directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. The Company expects to finance the repurchases with free cash flow and excess cash and liquidity on-hand. During the first quarter of 2021, the Company repurchased 10,401 shares of its outstanding Class A common stock for a total purchase price of $145,806. As discussed in Note 19, Subsequent Events, on April 30, 2021, the Company’s board of directors approved an increase of its existing authorization to repurchase shares of the Company’s Class A common stock by $200,000, for a total authorization (including the previously authorized repurchases) of up to $500,000 of the Company’s Class A common stock.

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

	March 31, 2021			December 31, 2020
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation adjustment	$(1,011,199)	$941	$(1,010,258)	$(951,456)	$958	$(950,498)
Unrealized gain on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(1,114)	—	(1,114)	(946)	—	(946)
Accumulated other comprehensive loss	$(1,001,897)	$941	$(1,000,956)	$(941,986)	$958	$(941,028)

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

The reported fair values of our derivatives, which are classified in Derivative instruments on our Consolidated Balance Sheets, were as follows:

	March 31, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Current assets:
Cross currency swaps	$21,800	$—
Current liabilities:
Cross currency swaps	—	17,680
Long-term liabilities:
Cross currency swaps	—	8,144
Total derivative instrument assets	$21,800	$—
Total derivative instrument liabilities	$—	$25,824

BRL to USD Foreign Currency Swaps

In November 2020, in connection with the signing of the sale agreement for its Brazilian operations, Laureate entered into six BRL-to-USD swap agreements. The purpose of these swaps is to mitigate the risk of foreign currency exposure on the expected proceeds from the sale. Four of the swaps are put/call options with a maturity date of May 13, 2021, where Laureate can put the combined notional amount of BRL 1,875,000 and call a combined USD amount of $343,783 at an exchange rate of 5.4540 BRL per 1 USD. The terms of these options include deferred premium payments from Laureate to the counterparties of $18,294, which were paid in full in January 2021. The remaining two swaps are deal contingent, with the settlement date occurring on the second business day following the completion of the aforementioned sale. On the settlement date, Laureate will deliver the combined notional amount of BRL 1,900,000 (BRL 950,000 for each swap) and receive an amount in USD equal to each swap's notional amount multiplied by each swap's contract rate of exchange at the settlement date. For one of the swaps, the contract rate of exchange has a possible range of 5.484143 - 5.678624 BRL per 1 USD, and the maturity date is December 31, 2021. For the other swap, the contract rate of exchange has a possible range of 5.44706 - 5.63255 BRL per 1 USD, and the maturity date is January 3, 2022. As of March 31, 2021, these swaps were in an asset position and had an aggregate fair value of $21,800, which was recorded in Derivative instruments as a current asset. As of December 31, 2020, these swaps were in a liability position and had an aggregate fair value of $25,824, of which $17,680 was recorded in Derivative instruments as a current liability and $8,144 was recorded in Derivative instruments as a long-term liability. These swaps are not designated as hedges for accounting purposes.

AUD to USD Foreign Currency Swap

In March 2020, Laureate entered into an AUD-to-USD swap agreement with a maturity date of April 15, 2020, in connection with an intercompany funding transaction. The terms of the swap stated that on the maturity date, Laureate would deliver the notional amount of AUD 21,000 and receive USD $13,713 at a rate of exchange of 0.6530 USD per 1 AUD. On April 8, 2020, Laureate entered into a net settlement agreement for this swap to deliver USD $12,999 and receive the notional amount of AUD 21,000 at a rate of exchange of 0.6190 USD per 1 AUD. This net settlement was executed on April 15, 2020, which resulted in a realized gain and proceeds received of $714. This swap was not designated as a hedge for accounting purposes.

Components of the reported Gain on derivatives not designated as hedging instruments in the Consolidated Statements of Operations were as follows:

For the three months ended March 31,	2021	2020
Cross currency swaps
Unrealized gain	$47,624	$802
Realized loss	(18,294)	—
Gain on derivatives, net	$29,330	$802
Credit Risk and Credit-Risk-Related Contingent Features
Laureate’s derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation. The amount of our credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position. As of March 31, 2021 and December 31, 2020, the estimated fair values of derivatives in a gain position were $21,800 and $0, respectively.

Laureate has limited its credit risk by only entering into derivative transactions with highly rated major financial institutions. We have not entered into collateral agreements with our derivatives' counterparties. At March 31, 2021, two institutions which were rated A1 and one institution which was rated A2 by the global rating agency of Moody's Investors Service accounted for all of Laureate's derivative credit risk exposure.

Laureate’s agreements with its derivative counterparties contain a provision under which the Company could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to a default on the indebtedness. As of March 31, 2021 and December 31, 2020, the Company had not breached any default provisions and had not posted any collateral related to these agreements. If the Company had breached any of these provisions, it could have been required to settle the obligations under the derivative agreements for an amount that, at a maximum, the Company believes would approximate their estimated fair values as of March 31, 2021 and December 31, 2020 of $0 and $25,824, respectively.

Note 14. Income Taxes

Laureate's income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the three months ended March 31, 2021 and 2020 are based on estimated full-year effective tax rates, adjusted for discrete income tax items related specifically to the interim periods. Laureate has operations in multiple countries at various statutory tax rates and other operations that are loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss.

For the three months ended March 31, 2021, the Company recognized income tax (expense) from continuing operations of $(112,861), as compared to income tax benefit from continuing operations of $230,028 in the prior year period. Income tax expense for the three months ended March 31, 2021 was primarily driven by changes in income tax reserves, withholding taxes and jurisdictional mix of earnings offset by the benefit for pretax loss for the period. Income tax benefit for the three months ended March 31, 2020 was primarily driven by the benefit recorded due to the change in tax status of a Netherlands subsidiary, the pretax loss for the period and jurisdictional mix of earnings.

During the three months ended March 31, 2021, Laureate recognized additional tax expense of $46,493 related to prior year tax positions and tax expense for interest and penalties related to income taxes of $802.

During the three months ended March 31, 2021, the Company recorded an out-of-period adjustment of approximately $12,400 for income tax expense that should have been recorded during 2016 through 2020. The Company concluded that the adjustment was immaterial to the consolidated financial statements for both the current and prior-periods.

Note 15. Earnings (Loss) Per Share

Our common stock has a dual class structure, consisting of Class A common stock and Class B common stock. Other than voting rights, the Class B common stock has the same rights as the Class A common stock, and therefore both are treated as the same class of stock for purposes of the earnings per share calculation. Laureate computes basic earnings per share (EPS) by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that would occur if share-based compensation awards, contingently issuable shares, or convertible securities were exercised or converted into common stock. To calculate the diluted EPS, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted stock, restricted stock units, and any contingently issuable shares determined using the treasury stock method, and any convertible securities using the if-converted method.
The following tables summarize the computations of basic and diluted earnings (loss) per share:

For the three months ended March 31,	2021	2020
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
(Loss) income from continuing operations	$(164,525)	$206,096
Net loss attributable to noncontrolling interests	24	12
(Loss) income from continuing operations attributable to Laureate Education, Inc.	(164,501)	206,108

Accretion of redemption value of redeemable noncontrolling interests and equity	(20)	(44)
Net (loss) income from continuing operations for basic and diluted earnings (loss) per share	$(164,521)	$206,064

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Loss from discontinued operations, net of tax	$(418)	$(107,780)
(Income) loss attributable to noncontrolling interests	(9)	1,287
Net loss from discontinued operations for basic and diluted earnings (loss) per share	$(427)	$(106,493)

Denominator used in basic and diluted earnings (loss) per common share:
Basic weighted average shares outstanding	200,224	209,801
Dilutive effect of stock options	—	83
Dilutive effect of restricted stock units	—	342
Diluted weighted average shares outstanding	200,224	210,226

Basic and diluted earnings (loss) per share:
(Loss) income from continuing operations	$(0.82)	$0.98
Loss from discontinued operations	—	(0.51)
Basic and diluted (loss) earnings per share	$(0.82)	$0.47

The following table summarizes the number of stock options and shares of restricted stock units that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

For the three months ended March 31,	2021	2020
Stock options	3,394	4,167
Restricted stock units	586	—

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

Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations. Except as set forth below, there have been no material changes to the laws and regulations affecting our higher education institutions that are described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Continuing Operations

Mexican Regulation

A new higher education bill was enacted into law effective April 21, 2021. The new law, which, among other things, confirms the guaranteed right to higher education, is not expected to materially impact the business.

COVID-19 Update

Administrative activities have resumed at most of our campuses. Limited face-to-face educational activities have resumed at 10 campuses (in seven states), but such activities will not be permitted to resume at any other campus until the region (municipality or state) in which such campus is located is assigned a green color code under the country’s color-coded sanitary alert system, which is updated on a biweekly basis.

Peruvian Regulation – COVID-19 Update

Peru’s national sanitary emergency has been extended until June 2021, and may be extended again after the second round of presidential elections on June 6, 2021. Due to the more aggressive and deadly second wave of COVID-19, Peru has extended its region-by-region confinement plan until May 9, 2021, subject to continuing review. Lima has been qualified as “in extreme status,” which severely limits or prohibits economic activities, including presential gatherings like in-person instruction. Nevertheless, the government has announced that face-to-face classes may resume this year, initially semi-presential. The actual resumption of classes will depend upon COVID-19 infection rates at such time.

Discontinued Operations

Brazilian Regulation – COVID-19 Update

As of August 2020, Provisional Presidential Act n. 934/2020 has been converted to Law n. 14,040. Accordingly, institutions remain authorized to substitute face-to-face classes with remote activities and adjust the academic calendar. By the end of 2020, the National Board of Education had issued an opinion concerning the continuity of remote activities for an additional year. While the Ministry of Education originally had insisted on a gradual return to face-to-face classes, beginning on March 1, 2021, for higher education, this effort was affected by a second wave of COVID-19 infections and the consequent increase of local sanitary restrictive measures. As such, remote activities will continue until either a safety standard is sustained or mass vaccination reaches the students’ main age groups.

As of now, decisions to resume face-to-face educational activities in Brazil are being implemented on a state-by-state and city-by-city basis. Laboratory and professional practice activities have resumed, with short interruptions due to local sanitary statistics, at most of our Brazilian campuses. Despite being authorized to gradually return to face-to-face classes in some locations, academic planners still consider a larger contingent of remote activities to be the most suitable option given the current circumstances.

U.S. Regulation

The “90/10 Rule.”

As part of the American Rescue Plan Act of 2021 (“ARPA”) signed into law on March 11, 2021, Congress amended certain provisions of the U.S. Higher Education Act (the “HEA”) pertaining to a requirement of the HEA commonly referred to as the “90/10 Rule”. Specifically, the 90/10 Rule currently provides that a for-profit educational institution loses its eligibility to participate in federal student financial aid programs under Title IV of the HEA (“Title IV programs”) if, under a complex regulatory formula that requires cash basis accounting and other adjustments to the calculation of revenues, the institution derives more than 90% of its revenues from Title IV program funds for any two consecutive fiscal years. The ARPA amended the HEA to require that all “federal education assistance funds,” rather than only Title IV program funds, be included in the numerator of the 90/10 Rule. While the phrase “federal education assistance funds” was not defined by the statutory change, it presumably will include funds derived from student assistance programs administered by the U.S. Department of Veteran’s Affairs and the U.S. Department of Defense, among others. The ARPA requires the U.S. Department of Education to conduct a negotiated rulemaking to develop regulations needed to implement the revisions to the 90/10 Rule, with such negotiated rulemaking not permitted to begin before October 1, 2021. The revision to the 90/10 Rule to include all “federal education assistance funds” will take effect with institutional fiscal years beginning on or after January 1, 2023.

Department of Justice Notice of Election to Decline Intervention

On April 28, 2021, the Company was notified that the Civil Division of the United States Department of Justice (the “DOJ”), on behalf of the United States, had filed a Notice of Election to Decline Intervention (the “Notice”) with respect to a civil qui tam action filed by third-party relators (the “Relators”) against Walden University and the Company. It was this action that prompted the DOJ’s examination of Walden University’s Masters of Science in Nursing program. The DOJ’s investigation into this matter has now concluded. Further, as previously disclosed by the Company, the Higher Learning Commission (“HLC”) had informed Walden University that a public “Governmental Investigation” designation would be assigned to Walden University due to the DOJ inquiry; such designation became effective on November 9, 2020. Effective as of May 3, 2021, the HLC removed such designation.

Per the court order related to the Notice, the Relators may elect to continue to pursue the action. The Company cannot predict how long it may take to resolve this matter. The Company believes that the Relators’ claims are without merit and intends to defend vigorously against them.

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

Derivative instruments

Laureate uses derivative instruments as economic hedges for bank debt, foreign exchange fluctuations and interest rate risk. Their values are derived using valuation models commonly used for derivatives. These valuation models require a variety of inputs, including contractual terms, market prices, forward-price yield curves, notional quantities, measures of volatility and correlations of such inputs. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourself and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of March 31, 2021 and December 31, 2020 were classified as Level 2 of the fair value hierarchy.

Laureate's financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$21,800	$—	$21,800	$—
Liabilities
Derivative instruments	$—	$—	$—	$—

Laureate's financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$—	$—	$—	$—
Liabilities
Derivative instruments	$25,824	$—	$25,824	$—

Note 18. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the March 31, 2020 balance. The March 31, 2021 and March 31, 2020 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020	December 31, 2020
Cash and cash equivalents	$561,330	$299,686	$750,147
Restricted cash	106,633	40,922	117,151
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$667,963	$340,608	$867,298

Restricted cash includes cash equivalents held to collateralize standby letters of credit. In addition, Laureate may at times hold a United States deposit for a letter of credit in lieu of a surety bond, or otherwise have cash that is not immediately available for use in current operations. See also Note 10, Commitments and Contingencies.

Note 19. Subsequent Events

Redemption of Senior Notes

On May 4, 2021, the Company redeemed $500,000 aggregate principal amount of its 8.250% Senior Notes due 2025 (the Senior Notes), at a redemption price of 104.125% of the principal amount thereof plus accrued and unpaid interest thereon to, but excluding the redemption date. The total payment made was $520,969. The redemption of the Senior Notes was made pursuant to the indenture governing the Senior Notes as a result of the Company’s decision to exercise its right to optionally redeem any part of the Senior Notes. The source of the funds was cash on hand from the proceeds of the sale of the Company’s operations in Australia and New Zealand.

The Company has also notified the holders of its Senior Notes of its election to redeem the remaining $298,725 aggregate principal amount of the Senior Notes at a price of 104.125% of the principal amount thereof plus accrued and unpaid interest thereon to, but excluding the redemption date. Among other conditions, the redemption is contingent on the sale of our operations in Brazil, which is targeted to close during the second quarter of 2021.

Following completion of the above redemptions, the Company will have repaid the entire outstanding principal amount of the Senior Notes.

Stock Repurchase Program

On April 30, 2021, the Company’s board of directors approved an increase of its existing authorization to repurchase shares of the Company’s Class A common stock by $200,000, for a total authorization (including the previously authorized repurchases) of up to $500,000 of the Company’s Class A common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q (this Form 10-Q) contains “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or similar expressions that concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results, and all statements we make relating to (i) our exploration of strategic alternatives and potential future plans, strategies or transactions that may be identified, explored or implemented as a result of such review process, (ii) our planned divestitures, the expected proceeds generated therefrom, the expected reduction in revenue resulting therefrom and any resulting litigation or dispute therewith, (iii) anticipated share repurchases, and (iv) the potential impact of the COVID-19 pandemic on our business or the global economy as a whole, are forward‑looking statements. In addition, we, through our senior management, from time to time make forward‑looking public statements concerning our expected future operations and performance and other developments. All of these forward‑looking statements are subject to risks and uncertainties that may change at any time, including, with respect to our exploration of strategic alternatives, risks and uncertainties as to the terms, timing, structure, benefits and costs of any divestiture or separation transaction and whether one will be consummated at all, and the impact of any divestiture or separation transaction on our remaining businesses. Accordingly, our actual results may differ materially from those we expected. We derive most of our forward‑looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q, are disclosed in “Item 1—Business,” and “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the 2020 Form 10-K). Some of the factors that we believe could affect our results include:
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

Overview

Our Business

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. Collectively, we have approximately 366,000 students enrolled at five institutions in these two countries, which represent our Continuing Operations as of March 31, 2021. We believe that the higher education markets in Mexico and Peru present an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in those markets. We believe that the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education, creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy. We have two reportable segments as described below. We group our institutions by geography in: 1) Mexico; and 2) Peru (formerly Andean) for reporting purposes.

COVID-19

In response to the COVID-19 pandemic, we have temporarily transitioned the educational delivery method at all of our campus-based institutions to be online and are leveraging our existing technologies and learning platforms to serve students outside of the traditional classroom setting.

The outbreak of COVID-19 has caused domestic and global disruption in operations for institutions of higher education. The long-term effect to the Company of the COVID-19 pandemic depends on numerous factors, including, but not limited to, the effect on student enrollment, tuition pricing, and collections in future periods, which cannot be fully quantified at this time. In addition, regulatory activity in response to COVID-19 could have an adverse effect on our business if, for example, legislation was passed to suspend or reduce student tuition payments in any of the markets in which we operate. As a result, the full impact of COVID-19 and the scope of any adverse effect on the Company’s operations, including any potential impairments, which could be material, cannot be fully determined at this time. See also “Item 1A—Risk Factors—An epidemic, pandemic or other public health emergency, such as the recent outbreak of a novel strain of coronavirus (COVID-19), could have a material adverse effect on our business, financial condition, cash flows and results of operations” in our 2020 Form 10-K.

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

On January 27, 2020, we announced that our board of directors had authorized the Company to explore strategic alternatives for each of its businesses to unlock shareholder value. As a result of these efforts to explore strategic alternatives, during the third quarter of 2020, the Company announced that it had completed a sale of its operations in Chile and had signed agreements to sell its operations in Brazil, Australia and New Zealand, as well as Walden University, its fully online higher education institution in the United States. This also represented a strategic shift that had a major effect on the Company’s operations and financial results. As such, Chile, Brazil, Australia and New Zealand, and Walden also have been accounted for as Discontinued Operations for all periods presented in accordance with ASC 205. The sale of our operations in Australia and New Zealand was completed on November 3, 2020. For Laureate’s institutions in Mexico and Peru, the board decided after a thorough evaluation of all strategic options, including a potential sale, to continue to operate these assets under Laureate management. Accordingly, Mexico and Peru represent our Continuing Operations. The decision to focus on a regional operating model in Mexico and Peru at this time does not preclude further engagement with potential buyers for those businesses. See Note 4, Discontinued Operations and Assets Held for Sale, and Note 5, Dispositions, for more information. Unless indicated otherwise, the information in the footnotes to the Consolidated Financial Statements relates to Continuing Operations.

Because a number of our subsidiaries are included in Discontinued Operations, they no longer meet the criteria for a reportable segment under ASC 280, “Segment Reporting,” and, therefore, are excluded from the segments information for all periods presented. Unless indicated otherwise, the information in the MD&A relates to Continuing Operations.

The Company began closing sale transactions in the first quarter of 2018. We have not yet completed the divestitures of Brazil and Walden University, both of which have signed sale agreements pending closure. See also Note 4, Discontinued Operations and Assets Held for Sale, and Note 5, Dispositions, in our consolidated financial statements included elsewhere in this Form 10-Q.

If the Company determines that the estimated fair value of any business is less than its carrying value, the Company will be required to record a charge to write down the carrying value to fair value and the amount of that charge could be material. See Note 4, Discontinued Operations and Assets Held for Sale, in our consolidated financial statements included elsewhere in this Form 10-Q for disclosure of the valuation allowance that the Company recorded on the Brazil disposal group in order to write down its carrying value to fair value.

The Company’s Continuing Operations continue to be classified as held and used and are evaluated for impairment under that model, based on the cash flows expected to be generated by the use of those asset groups in operations. Should the held-for-sale criteria be met, the long-lived assets will be recorded at the lower of their carrying value or fair value, less cost to sell. Because completing a sale, spin-off, or other transaction may be challenging due to the regulatory environment, market conditions and other factors, the values that may be realized from any potential transactions could be less than if these businesses remained held and used.

If the held-for-sale criteria are met, the carrying value used to evaluate a business for potential write down and to determine the gain or loss on sale will include any accumulated foreign currency translation (FX) losses associated with that business. In recent years, the U.S. dollar has strengthened against many international currencies, including the Brazilian real and the Mexican peso. As a result, the Company has significant FX losses recorded within stockholders’ equity, as a component of accumulated other comprehensive income. As of both March 31, 2021 and December 31, 2020, the Company’s consolidated FX loss totaled approximately $1.0 billion. Upon the sale of a business, any FX loss related to that business would be recognized as part of the gain or loss on sale.

Presented in the table below are the Company’s businesses, by asset group/reporting unit, that carry the most significant FX losses:

Asset Group/ Reporting Unit	Foreign Currency Translation Losses as of
(in millions)	March 31, 2021	December 31, 2020
Brazil	$494	$479
Mexico	551	509
Total Brazil and Mexico	$1,045	$988

As discussed in Note 4, Discontinued Operations and Assets Held for Sale, in our consolidated financial statements included elsewhere in this Form 10-Q, the Company decided to sell its Brazil operations during the third quarter of 2020. The Company recorded losses in both the third and fourth quarters of 2020 to write down the carrying value of the Brazil disposal group to its estimated fair value less costs to sell. During the first quarter of 2021, the Company recorded an additional loss of approximately $32.4 million in order to write down the carrying value of the Brazil disposal group to its estimated fair value less costs to sell as of March 31, 2021. The sale of Brazil operations is targeted to close during the second quarter of 2021. While the Company plans to continue operating its institutions in Mexico, the substantial amounts of FX losses attributable to the Mexico business would have a material effect on the amount of gain or loss that would result from a sale.

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

The following information for our reportable segments in continuing operations is presented as of March 31, 2021:

	Institutions	Enrollment	2021 YTD Revenues ($ in millions)(1)	% Contribution to 2021 YTD Revenues
Mexico	2	183,700	$135.4	70%
Peru	3	182,300	57.5	30%
Total (1)	5	366,000	$194.7	100%
(1) Amounts related to Corporate, partially offset by the elimination of intersegment revenues, totaled $1.8 million and are not separately presented.

Challenges

Our operations are subject to complex business, economic, legal, regulatory, political, tax and foreign currency risks, which may be difficult to adequately address. The majority of our operations are outside the United States. As a result, we face risks that are inherent in international operations, including: fluctuations in exchange rates, possible currency devaluations, inflation and hyper-inflation; price controls and foreign currency exchange restrictions; potential economic and political instability in the countries in which we operate; expropriation of assets by local governments; key political elections and changes in government policies; multiple and possibly overlapping and conflicting tax laws; and compliance with a wide variety of foreign laws. See “Item 1A—Risk Factors—Risks Relating to Our Business—We operate a portfolio of degree-granting higher education institutions in Mexico and Peru and are subject to complex business, economic, legal, political, tax and foreign currency risks, which risks may be difficult to adequately address,” in our 2020 Form 10-K. There are also risks associated with our decision to divest certain operations. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our exploration of strategic alternatives and our activities related to previously announced divestitures may disrupt our ongoing businesses, result in increased expenses and present certain risks to the Company” in our 2020 Form 10-K. We plan to grow our continuing operations organically by: 1) adding new programs and course offerings; 2) expanding target student demographics; and 3) increasing capacity at existing and new campus locations. Our success in growing our business will depend on the ability to anticipate and effectively manage these and other risks related to operating in various countries.

Regulatory Environment and Other Matters

Our business is subject to varying laws and regulations based on the requirements of local jurisdictions. These laws and regulations are subject to updates and changes. We cannot predict the form of the rules that ultimately may be adopted in the future or what effects they might have on our business, financial condition, results of operations and cash flows. We will continue to develop and implement necessary changes that enable us to comply with such laws and regulations. See also “Item 1A—Risk Factors—Risks Relating to Our Business—Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations,” “Risk Factors—Risks Relating to Walden University, which is included in our Discontinued Operations, and the Highly Regulated Higher Education Industry in the United States,” and “Item 1—Business—Industry Regulation” in our 2020 Form 10-K for a detailed discussion of our different regulatory environments.

Department of Justice Notice of Election to Decline Intervention

On April 28, 2021, the Company was notified that the Civil Division of the United States Department of Justice (the “DOJ”), on behalf of the United States, had filed a Notice of Election to Decline Intervention (the “Notice”) with respect to a civil qui tam action filed by third-party relators (the “Relators”) against Walden University and the Company. It was this action that prompted the DOJ’s examination of Walden University’s Masters of Science in Nursing program. The DOJ’s investigation into this matter has now concluded. Further, as previously disclosed by the Company, the Higher Learning Commission (“HLC”) had informed Walden University that a public “Governmental Investigation” designation would be assigned to Walden University due to the DOJ inquiry; such designation became effective on November 9, 2020. Effective as of May 3, 2021, the HLC removed such designation.

Per the court order related to the Notice, the Relators may elect to continue to pursue the action. The Company cannot predict how long it may take to resolve this matter. The Company believes that the Relators’ claims are without merit and intends to defend vigorously against them.

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

Factors Affecting Comparability

Acquisitions

Our past experiences provide us with the expertise to further our mission of providing high-quality, accessible and affordable higher education to students by expanding into new markets if opportunities arise, primarily through acquisitions. Acquisitions have historically affected the comparability of our financial statements from period to period. Acquisitions completed during one period impact comparability to a prior period in which we did not own the acquired entity. Therefore, changes related to such entities are considered “incremental impact of acquisitions” for the first 12 months of our ownership. We have not made any acquisitions thus far in 2021, and we did not make any acquisitions in 2020 related to our Continuing Operations.

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

Foreign Exchange

Institutions in our Continuing Operations are located outside the United States. These institutions enter into transactions in currencies other than USD and keep their local financial records in a functional currency other than the USD. We monitor the impact of foreign currency movements and the correlation between the local currency and the USD. Our revenues and expenses are generally denominated in local currency. The USD is our reporting currency and our subsidiaries operate in other functional currencies, namely the Mexican peso and Peruvian nuevo sol. The principal foreign exchange exposure is the risk related to the translation of revenues and expenses incurred in each country from the local currency into USD. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our reported revenues and earnings may be negatively affected by the strengthening of the U.S. dollar and currency exchange rates” in our 2020 Form 10-K. In order to provide a framework for assessing how our business performed excluding the effects of foreign currency fluctuations, we present organic constant currency in our segment results, which is calculated using the change from prior-year average foreign exchange rates to current-year average foreign exchange rates, as applied to local-currency operating results for the current year, and then excludes the impact of acquisitions, divestitures and other items, as described in the segments results.

Seasonality

Institutions in our network have a summer break during which classes are generally not in session and minimal revenues are recognized. In addition to the timing of summer breaks, holidays such as Easter also have an impact on our academic calendar. Operating expenses, however, do not fully correlate to the enrollment and revenue cycles, as the institutions continue to incur expenses during summer breaks. Given the geographic diversity of our institutions and differences in timing of summer breaks, our second and fourth quarters are stronger revenue quarters as the majority of our institutions are in session for most of these respective quarters. Our first and third fiscal quarters are weaker revenue quarters because our institutions have summer breaks for some portion of one of these two quarters. However, our primary enrollment intakes occur during the first and third quarters. Due to this seasonality, revenues and profits in any one quarter are not necessarily indicative of results in subsequent quarters and may not be correlated to new enrollment in any one quarter. Additionally, seasonality may be affected due to other events, such as the COVID-19 pandemic, which changed the academic calendar at many of our institutions. See “Item 1A—Risk Factors—Risks Relating to Our Business—We experience seasonal fluctuations in our results of operations” in our 2020 Form 10-K.

Income Tax Expense

Our consolidated income tax provision is derived based on the combined impact of federal, state and foreign income taxes. Also, discrete items can arise in the course of our operations that can further impact the Company’s effective tax rate for the period. Our tax rate fluctuates from period to period due to changes in the mix of earnings between our tax-paying entities, our tax-exempt entities and our loss-making entities for which it is not 'more likely than not' that a tax benefit will be realized on the loss. See “Item 1A—Risk Factors—Risks Relating to Our Business—We may have exposure to greater-than-anticipated tax liabilities” in our 2020 Form 10-K.

Results from the Discontinued Operations

The results of operations of our Discontinued Operations for the three months ended March 31, 2021 and 2020 were as follows:

(in millions)	2021	2020
Revenues	$239.8	$369.5
Depreciation and amortization expense	—	(24.5)
Share-based compensation expense	(0.2)	(0.4)
Other direct costs	(201.2)	(378.9)
Loss on impairment of assets	(1.1)	—
Other non-operating expense	(11.2)	(55.1)
Loss on sale of discontinued operations before taxes, net	(16.8)	(23.6)
Pretax income (loss) of discontinued operations	9.2	(113.0)
Income tax (expense) benefit	(9.7)	5.2
Loss from discontinued operations, net of tax	$(0.4)	$(107.8)

Enrollments at our Discontinued Operations as of March 31, 2021 and March 31, 2020 were 365,800 and 559,900, respectively.

Three Months Ended March 31, 2021

On March 8, 2021, we sold our operations in Honduras, which resulted in an after-tax gain of $0.5 million.

On January 25, 2018, we completed the sale of LEI Lie Ying Limited in China. At the closing of the sale, a portion of the total transaction value was paid into an escrow account, to be distributed to the Company pursuant to the terms and conditions of the escrow agreement. During the first quarter of 2021, the Company adjusted the final receivable balance from the escrow account of 168.3 million Hong Kong Dollars (approximately $21.7 million at the date of receipt in April 2021), which resulted in a pre-tax gain of approximately $13.6 million.

During the first quarter of 2021, we recorded a loss of approximately $32.4 million in order to adjust the carrying value of our Brazil disposal group to its estimated fair value less costs to sell as of March 31, 2021. This loss is included in Loss on sale of discontinued operations before taxes, net.

Three Months Ended March 31, 2020

On January 10, 2020, we sold our operations in Costa Rica, which resulted in a pre-tax loss of approximately $17.2 million.

On March 6, 2020, we sold the operations of NewSchool of Architecture and Design, LLC (NSAD), which resulted in a pre-tax loss of approximately $5.7 million.

Results of Operations

The following discussion of the results of our operations is organized as follows:

•Summary Comparison of Consolidated Results;
•Non-GAAP Financial Measure; and
•Segment Results.

Summary Comparison of Consolidated Results

Discussion of Significant Items Affecting the Consolidated Results for the Three Months Ended March 31, 2021 and 2020

Three Months Ended March 31, 2021

In March 2021, the Company decided that, during 2021, it would wind down certain support functions related to the Laureate network and would no longer invest in and support the tradename beyond 2021. As a result, the Company tested the asset for impairment and estimated the fair value of the tradename asset using the relief-from-royalty method, based on the projected revenues for each business over the estimated remaining useful life of the asset. As a result of the impairment test, the Company concluded that the estimated fair value of the Laureate tradename was less than its carrying value by approximately $51.4 million and recorded an impairment charge for that amount.

Three Months Ended March 31, 2020

During the first quarter of 2020, the Company recorded an impairment charge of $3.8 million primarily related to the write-off of capitalized curriculum development costs for a program that the Company decided to stop developing.

Comparison of Consolidated Results for the Three Months Ended March 31, 2021 and 2020

			% Change
			Better/(Worse)
(in millions)	2021	2020	2021 vs. 2020
Revenues	$194.7	$192.3	1%
Direct costs	181.8	220.6	18%
General and administrative expenses	42.6	45.1	6%
Loss on impairment of assets	56.7	3.8	nm
Operating loss	(86.4)	(77.1)	(12)%
Interest expense, net of interest income	(22.8)	(24.7)	8%
Other non-operating income	57.5	77.6	(26)%
Loss from continuing operations before income taxes and equity in net income of affiliates	(51.7)	(24.1)	(115)%
Income tax (expense) benefit	(112.9)	230.0	(149)%
Equity in net income of affiliates, net of tax	—	0.2	(100)%
(Loss) income from continuing operations	(164.5)	206.1	(180)%
Loss from discontinued operations, net of tax	(0.4)	(107.8)	100%
Net (loss) income	(164.9)	98.3	nm
Net loss attributable to noncontrolling interests	—	1.3	100%
Net (loss) income attributable to Laureate Education, Inc.	$(164.9)	$99.6	nm
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see “Discussion of Significant Items Affecting the Consolidated Results.”

Comparison of Consolidated Results for the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Revenues increased by $2.4 million to $194.7 million for the three months ended March 31, 2021 (the 2021 fiscal quarter) from $192.3 million for the three months ended March 31, 2020 (the 2020 fiscal quarter). The effect of changes in tuition rates and enrollments in programs at varying price points (“product mix”), pricing and timing increased revenues by $19.2 million for the 2021 fiscal quarter, attributable primarily to the academic calendar and the delay of semester start dates in the Peru segment in 2020 as a result of the COVID-19 pandemic. Other Corporate and Eliminations changes accounted for an increase in revenues of $0.2 million. These increases in revenues were partially offset by lower average total organic enrollment at a majority of our institutions during the 2021 fiscal quarter, which decreased revenues by $10.4 million compared to the 2020 fiscal quarter.

Additionally, the effect of a net change in foreign currency exchange rates decreased revenues by $6.6 million, driven by the weakening of the Mexican Peso and the Peruvian Nuevo Sol against the USD.

Direct costs and general and administrative expenses combined decreased by $41.3 million to $224.4 million for the 2021 fiscal quarter from $265.7 million for the 2020 fiscal quarter. The effect of operational changes decreased direct costs by $33.7 million, mainly driven by cost-saving initiatives to preserve liquidity. The effect of a net change in foreign currency exchange rates decreased costs by $7.8 million. Other Corporate and Eliminations expenses accounted for a decrease in costs of $6.6 million in the 2021 fiscal quarter, related to cost-reduction efforts. Partially offsetting these decreases in direct costs were changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets, which resulted in a year-over-year increase in direct costs of $6.8 million.

Operating loss increased by $9.3 million to $86.4 million for the 2021 fiscal quarter from $77.1 million for the 2020 fiscal quarter. This increase was primarily a result of the impairment charges of $56.7 million recorded during the 2021 fiscal quarter, partially offset by a lower operating loss at our Peru segment.

Interest expense, net of interest income decreased by $1.9 million to $22.8 million for the 2021 fiscal quarter from $24.7 million for the 2020 fiscal quarter. The decrease in interest expense was primarily attributable to lower average debt balances.

Other non-operating income decreased by $20.1 million to $57.5 million for the 2021 fiscal quarter from $77.6 million for the 2020 fiscal quarter. This decrease was attributable to less gain on foreign currency exchange of $50.5 million, partially offset by: (1) an increase in gain on derivative instruments of $28.5 million; (2) a loss on disposal of subsidiaries of $1.8 million during the 2020 fiscal quarter; and (3) other non-operating expense of $0.1 million during the 2020 fiscal quarter.

Income tax (expense) benefit changed by $342.9 million to an expense of $(112.9) million for the 2021 fiscal quarter from a benefit of $230.0 million for the 2020 fiscal quarter. This change was primarily attributable to a nonrecurring discrete tax benefit of approximately $222 million that was recognized during the 2020 fiscal quarter related to the tax-basis step up of certain intellectual property that became subject to Dutch taxation in the Netherlands as well as additional tax expense of approximately $46.5 million related to increases to income tax reserves in the 2021 fiscal quarter, with the majority of the remaining difference attributable to the change in pretax earnings.

Loss from discontinued operations, net of tax decreased by $107.4 million to $0.4 million for the 2021 fiscal quarter from $107.8 million for the 2020 fiscal quarter. This change was a result of the sales during 2020 of certain Discontinued Operations that generated losses during the 2020 fiscal quarter. See Overview for further detail on results of the Discontinued Operations.

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

The following table presents Adjusted EBITDA and reconciles (loss) income from continuing operations to Adjusted EBITDA for the three months ended March 31, 2021 and 2020:

			% Change
			Better/(Worse)
(in millions)	2021	2020	2021 vs. 2020
(Loss) income from continuing operations	$(164.5)	$206.1	(180)%
Plus:
Equity in net income of affiliates, net of tax	—	(0.2)	(100)%
Income tax expense (benefit)	112.9	(230.0)	(149)%
Loss from continuing operations before income taxes and equity in net income of affiliates	(51.7)	(24.1)	(115)%
Plus:
Loss on disposal of subsidiaries, net	—	1.8	100%
Foreign currency exchange gain, net	(28.2)	(78.7)	(64)%
Other expense, net	—	0.1	100%
Gain on derivatives	(29.3)	(0.8)	nm
Interest expense	23.5	25.3	7%
Interest income	(0.7)	(0.6)	17%
Operating loss	(86.4)	(77.1)	(12)%
Plus:
Depreciation and amortization	22.8	19.7	(16)%
EBITDA	(63.6)	(57.4)	(11)%
Plus:
Share-based compensation expense (a)	1.3	1.5	13%
Loss on impairment of assets (b)	56.7	3.8	nm
EiP implementation expenses (c)	15.3	22.8	33%
Adjusted EBITDA	$9.7	$(29.4)	133%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”
(b) Represents non-cash charges related to impairments of long-lived assets. For further details, see “Discussion of Significant Items Affecting the Consolidated Results for the Three Months Ended March 31, 2021.”
(c) EiP implementation expenses are related to our enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs) around the world, as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also includes other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure, an enterprise-wide program aimed at revenue growth, and certain non-recurring costs incurred in connection with the planned and completed dispositions.
Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Three Months Ended March 31, 2021 and 2020
Depreciation and amortization increased by $3.1 million to $22.8 million for the 2021 fiscal quarter from $19.7 million for the 2020 fiscal quarter. This increase was primarily attributable to amortization of Laureate’s tradename which, during the third quarter of 2020, changed from being an indefinite-lived intangible asset to being a finite-lived intangible asset. When combined with other items, this change increased depreciation and amortization by $3.9 million. Partially offsetting this increase was the effect of foreign currency exchange, which decreased depreciation and amortization expense by $0.8 million for the 2021 fiscal quarter.

Share-based compensation expense decreased by $0.2 million to $1.3 million for the 2021 fiscal quarter from $1.5 million for the 2020 fiscal quarter.

EiP implementation expenses decreased by $7.5 million to $15.3 million for the 2021 fiscal quarter from $22.8 million for the 2020 fiscal quarter. This decrease was primarily attributable to lower severance costs and lower legal and consulting fees related to our divestiture activity.

Segment Results

We have two reportable segments: Mexico and Peru (formerly Andean), as discussed in Overview. For purposes of the following comparison of results discussion, “segment direct costs” represent direct costs incurred by the segment as they are included in Adjusted EBITDA, such that depreciation and amortization expense, loss on impairment of assets, share-based compensation expense and our EiP implementation expenses have been excluded. Organic enrollment is based on average total enrollment for the period. For a further description of our segments, see Overview.

The following table, derived from our consolidated financial statements included elsewhere in this Form 10-Q, presents selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended March 31,	2021	2020	2021 vs. 2020
Revenues:
Mexico	$135.4	$154.2	(12)%
Peru	57.5	36.5	58%
Corporate	1.8	1.6	13%
Consolidated Total Revenues	$194.7	$192.3	1%

Adjusted EBITDA:
Mexico	$17.3	$23.3	(26)%
Peru	11.6	(26.7)	143%
Corporate	(19.2)	(26.0)	26%
Consolidated Total Adjusted EBITDA	$9.7	$(29.4)	133%

Mexico

Financial Overview

Comparison of Mexico Results for the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2020	$154.2	$130.9	$23.3
Organic enrollment (1)	(9.1)
Product mix, pricing and timing (1)	(7.1)
Organic constant currency	(16.2)	(15.9)	(0.3)
Foreign exchange	(2.6)	(3.7)	1.1
Dispositions	—	—	—
Other (2)	—	6.8	(6.8)
March 31, 2021	$135.4	$118.1	$17.3
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues decreased by $18.8 million, a 12% decrease from the 2020 fiscal quarter.
•Organic enrollment decreased during the 2021 fiscal quarter by 7%, decreasing revenues by $9.1 million.
•The decrease in revenues from product mix, pricing and timing was mainly due to an increase in discounts and scholarships as a percentage of revenues.
•Revenues represented 70% of our consolidated total revenues for the 2021 fiscal quarter, compared to 80% for the 2020 fiscal quarter.

Adjusted EBITDA decreased by $6.0 million, a 26% decrease from the 2020 fiscal quarter.

Peru

Financial Overview

Comparison of Peru Results for the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2020	$36.5	$63.2	$(26.7)
Organic enrollment (1)	(1.3)
Product mix, pricing and timing (1)	26.3
Organic constant currency	25.0	(14.0)	39.0
Foreign exchange	(4.0)	(3.3)	(0.7)
Dispositions	—	—	—
Other	—	—	—
March 31, 2021	$57.5	$45.9	$11.6
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $21.0 million, a 58% increase from the 2020 fiscal quarter.
•The increase in revenues from product mix, pricing and timing was mainly due to the effect of the COVID-19 pandemic on the academic calendar timing, which decreased revenues for the 2020 fiscal quarter.
•Organic enrollment decreased during the 2021 fiscal quarter by 4%, decreasing revenues by $1.3 million.
•Revenue represented 30% of our consolidated total revenues for the 2021 fiscal quarter compared to 20% for the 2020 fiscal quarter.

Adjusted EBITDA increased by $38.3 million, a 143% increase from the 2020 fiscal quarter.

Corporate

Corporate revenues primarily include our transition services agreements related to divestitures and centralized IT costs charged to other business units, partially offset by the elimination of intersegment revenues.

Comparison of Corporate Results for the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

			% Change
			Better/(Worse)
(in millions)	2021	2020	2021 vs. 2020
Revenues	$1.8	$1.6	13%
Expenses	21.0	27.6	24%
Adjusted EBITDA	$(19.2)	$(26.0)	26%

Adjusted EBITDA increased by $6.8 million, a 26% increase from the 2020 fiscal quarter.
•Cost-reduction efforts led to reduced labor costs and other professional fees, decreasing expenses by $8.6 million compared to the 2020 fiscal quarter.
•Other items accounted for a decrease in Adjusted EBITDA of $1.8 million.

Liquidity and Capital Resources

Liquidity Sources

We anticipate that cash flow from operations and available cash will be sufficient to meet our current operating requirements and manage our liquidity needs, including any effects on the Company’s business operations that arise from the COVID-19 pandemic, for at least the next 12 months from the date of issuance of this report.

We continue to assess our liquidity needs as a result of the COVID-19 pandemic. A continued worldwide disruption could materially affect our future access to liquidity sources, particularly our cash flows from operations, as well as our financial condition and capitalization. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions, such as obtaining additional financing. The Company will continue to evaluate its financial position in light of future developments, particularly those relating to the COVID-19 pandemic.

Our primary source of cash is revenue from tuition charged to students in connection with our various education program offerings. Essentially all of our revenues are generated from private pay sources as there are no material government-sponsored loan programs in Mexico or Peru. We anticipate generating sufficient cash flow from operations in the countries in which we operate to satisfy the working capital and financing needs of our organic growth plans for each country. If our educational institutions within one country were unable to maintain sufficient liquidity, we would consider using internal cash resources or reasonable short-term working capital facilities to accommodate any short- to medium-term shortfalls.

As of March 31, 2021, our secondary source of liquidity was cash and cash equivalents of $561.3 million, which does not include $272.1 million of cash recorded at subsidiaries that are classified as held for sale at March 31, 2021. Our cash accounts are maintained with high-quality financial institutions with no significant concentration in any one institution.

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

Completed Sale Transactions

On March 8, 2021, we completed the divestiture of our operations in Honduras and received proceeds of approximately $26.0 million, net of cash sold and closing costs.

On January 25, 2018, we Completed the sale of LEI Lie Ying Limited in China. At the closing of the sale, a portion of the total transaction value was paid into an escrow account, to be distributed to the Company pursuant to the terms and conditions of the escrow agreement. In April 2021, the Company received the final balance from the escrow account of $168.3 million Hong Kong Dollars (approximately $21.7 million at the date of receipt).

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

On November 2, 2020, the Company entered into a definitive agreement with Ânima Holding S.A., one of the largest private higher education organizations in Brazil, for the sale of its Brazilian operations. The transaction value is approximately 4,400.0 million Brazilian Reals (approximately $765.0 million at the time of signing), including 3,800.0 million Brazilian Reals (approximately $660.7 million at the time of signing) in cash consideration, which is subject to certain adjustments, and assumption of net indebtedness. Pursuant to the agreement, the Company will be entitled to receive up to 203.0 million Brazilian Reals (approximately $35.3 million at the time of signing) in additional cash consideration if certain metrics are achieved following the closing. The transaction is targeted to close during the second quarter of 2021, subject to regulatory approval.

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $106.6 million and $117.2 million as of March 31, 2021 and December 31, 2020, respectively.

Indefinite Reinvestment of Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As part of our business strategies, we have determined that, except for one of our institutions in Peru, all earnings from our foreign continuing operations will be deemed indefinitely reinvested outside of the United States. As of March 31, 2021, $142.9 million of our total $561.3 million of cash and cash equivalents were held by foreign subsidiaries. These amounts above do not include $272.1 million of cash recorded at subsidiaries that are classified as held for sale at March 31, 2021, of which $39.5 million was held by foreign subsidiaries. As of December 31, 2020, $127.7 million of our total $750.1 million of cash and cash equivalents were held by foreign subsidiaries. These amounts above do not include $270.2 million of cash recorded at subsidiaries that were classified as held for sale at December 31, 2020, of which $66.4 million was held by foreign subsidiaries.

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

Debt

As of March 31, 2021, senior long-term borrowings totaled $798.7 million, which consisted entirely of the balance outstanding under our Senior Notes due 2025 that mature in May 2025.

As of March 31, 2021, other debt balances totaled $152.5 million and our finance lease obligations and sale-leaseback financings were $50.4 million. Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries, mortgages payable and notes payable.

Approximately $116.6 million of long-term debt, seller notes and finance leases, including the current portion, is included in the held-for-sale liabilities recorded on the consolidated balance sheet as of March 31, 2021. For further description of the held-for-sale amounts see Note 4, Discontinued Operations and Assets Held for Sale, in our consolidated financial statements included elsewhere in this Form 10-Q.

Senior Secured Credit Facility

Our Senior Secured Credit Facility consist of the revolving credit facility, which provides for borrowings of $410.0 million. As of both March 31, 2021 and December 31, 2020, there was no balance outstanding under our Senior Secured Credit Facility.

Covenants

Under the Third A&R Credit Agreement, we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant (a leverage ratio covenant), as defined in the Third A&R Credit Agreement, unless certain conditions are satisfied. As of March 31, 2021, those conditions were satisfied and, therefore, we were not subject to the leverage ratio. The maximum ratio, as defined, is 3.50x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. In addition, indebtedness at some of our locations contain financial maintenance covenants and we were in compliance with those covenants as March 31, 2021.

Senior Notes

As of both March 31, 2021 and December 31, 2020, the outstanding balance under our Senior Notes due 2025 was $798.7 million.

As described in Note 19, Subsequent Events, in our consolidated financial statements included elsewhere in this Form 10-Q, on May 4, 2021, we redeemed $500.0 million aggregate principal amount of our Senior Notes due 2025 at a redemption price of 104.125% of the principal amount thereof plus accrued and unpaid interest thereon to, but excluding the redemption date. The total payment made was $521.0 million. The source of the funds was cash on hand from the proceeds of the sale of our operations in Australia and New Zealand.

Additionally, we notified holders of our Senior Notes due 2025 of our election to redeem the remaining $298.7 million aggregate principal amount at a price of 104.125% of the principal amount thereof plus accrued and unpaid interest thereon to, but excluding the redemption date. The redemption is contingent on completion of the sale of our Brazil operations, which is targeted to close by the end of the second quarter of 2021.

Following completion of the above redemptions, we will have repaid the entire outstanding principal amount of the Senior Notes due 2025. As of March 31, 2021, the amount of unamortized deferred financing costs associated with the Senior Notes was approximately $45.7 million. This amount will be charged to loss on debt extinguishment upon the repayment of the Senior Notes due 2025, which is expected to occur during the second quarter of 2021.

Leases

We conduct a significant portion of our operations from leased facilities. These facilities include our corporate headquarters, other office locations, and many of our higher education facilities. As discussed in Note 9, Leases, in our consolidated financial statements included elsewhere in this Form 10-Q, we have significant liabilities recorded related to our leased facilities, which will require future cash payments. As of March 31, 2021 and December 31, 2020, the present value of operating lease liabilities was $476.0 million and $519.1 million, respectively. These amounts exclude operating lease liabilities for our Discontinued Operations of $114.6 million and $151.4 million as of March 31, 2021 and December 31, 2020, respectively.

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

Our total capital expenditures for our Continuing and Discontinued Operations, excluding receipts from the sale of subsidiaries and property equipment, were $13.6 million and $28.1 million during the three months ended March 31, 2021 and 2020, respectively. The 52% decrease in capital expenditures was primarily due to a targeted reduction and deferral across all business lines to preserve cash amid the COVID-19 pandemic, as well as a result of the executed divestitures.

Laureate Education, Inc. Deferred Compensation Plan

During the first quarter of 2021, the Company’s board of directors approved the termination of a deferred compensation plan for certain executive employees and members of our board of directors, with such termination effective April 1, 2021. The Company expects that the participants will receive a distribution payout of their account balances under the terms of the plan in April 2022. As of March 31, 2021, the total plan assets were $1.9 million and the total plan liabilities were $5.1 million. The Company plans to fund the difference between the assets and the liabilities with operating cash flows.

Stock Repurchase Program

On November 5, 2020, Laureate’s board of directors approved a new stock repurchase program to acquire up to $300 million of the Company’s Class A common stock. The Company’s repurchases may be made on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s board of directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. The Company expects to finance the repurchases with free cash flow and excess cash and liquidity on-hand. As of March 31, 2021, the approximate dollar value of shares yet to be purchased under this stock repurchase program was $89.5 million.

On April 30, 2021, the Laureate’s board of directors approved an increase of the above authorization to repurchase shares of the Company’s Class A common stock by $200.0 million, for a total authorization (including the above authorized repurchases) of up to $500.0 million of the Company’s Class A common stock. The Company expects to finance the additional $200.0 million of repurchases with proceeds received from the sale of the Company’s Brazil operations, from cash on-hand or from its revolving credit facility, or a combination thereof.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2021 and 2020:

(in millions)	2021	2020
Cash provided by (used in):
Operating activities	$11.3	$(3.5)
Investing activities	(1.1)	(24.0)
Financing activities	(199.2)	267.9
Effects of exchange rates changes on cash	(6.9)	(7.7)
Change in cash included in current assets held for sale	(3.5)	10.1
Net change in cash and cash equivalents and restricted cash	$(199.3)	$242.8

Comparison of Cash Flows for the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Operating Activities
Cash flows from operating activities increased by $14.8 million to operating cash inflow of $11.3 million for the 2021 fiscal quarter from operating cash outflow of $(3.5) million for the 2020 fiscal quarter. This increase in operating cash was primarily attributable to changes in working capital, which accounted for an increase in operating cash flows of approximately $47.9 million, primarily driven by collections. In addition, cash paid for interest decreased by $3.0 million, from $14.6 million for the 2020 fiscal quarter to $11.6 million for the 2021 fiscal quarter, attributable to lower average debt balances. These increases in operating cash were partially offset by an increase in cash paid for taxes of $36.1 million, from $16.3 million for the 2020 fiscal quarter to $52.4 million for the 2021 fiscal quarter, primarily related to the payment of withholding taxes for intercompany loans that were capitalized during the 2021 fiscal quarter.

Investing Activities

Cash used in investing activities decreased by $22.9 million to $1.1 million for the 2021 fiscal quarter from $24.0 million for the 2020 fiscal quarter. This decrease was primarily attributable to higher cash receipts from the sales of Discontinued Operations of $26.8 million, from $4.0 million during the 2020 fiscal quarter (for the net effect of the sales of NSAD and our operations in Costa Rica) to $30.8 million, net, during the 2021 fiscal quarter (primarily for the sale our operations in Honduras and the receipt of a portion of the purchase price that was withheld in connection to the 2020 sale of our Malaysia operations). In addition, cash used for capital expenditures decreased $14.4 million compared to the 2020 fiscal quarter. These increases in investing cash were partially offset by payments of $18.3 million for derivative instruments related to foreign exchange swap agreements associated with the planned sale of our Brazil operations.

Financing Activities

Cash flows from financing activities decreased by $467.1 million to a financing cash outflow of $(199.2) million for the 2021 fiscal quarter from a financing cash inflow of $267.9 million for the 2020 fiscal quarter. This decrease in financing cash was primarily attributable to: (1) net payments of long-term debt during the 2021 fiscal quarter, compared to net proceeds of long-term debt during the 2020 fiscal quarter, related to the full draw down on our $410.0 million revolving credit facility in the first quarter of 2020 in order to increase our cash position and preserve financial flexibility in response to the COVID-19 pandemic, for a change of $325.6 million; (2) higher payments during the 2021 fiscal quarter of $116.0 million to repurchase shares of our Class A common stock under our stock repurchase program; and (3) a year-over-year decrease in proceeds from the exercise of common stock options of $26.8 million. These decreases in financing cash were partially offset by payments of deferred purchase price for acquisitions during the 2020 fiscal quarter of $1.5 million. Other items accounted for the remaining difference of $0.2 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2020 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2020 Form 10-K. During the three months ended March 31, 2021, there were no significant changes to our critical accounting policies. We will continue to monitor the effect to the Company of the COVID-19 pandemic and assess whether any changes to our accounting estimates are warranted as additional information becomes available.

Recently Adopted Accounting Standards

Refer to Note 2, Significant Accounting Policies, in our consolidated financial statements included elsewhere in this Form 10-Q for recently adopted accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2020 Form 10-K. There have been no significant changes in our market risk exposures since our December 31, 2020 fiscal year end.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Form 10-K”) for information regarding material pending legal proceedings. Except as set forth below, there have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

As previously disclosed in the 2020 Form 10-K, in June 2019, Laureate was notified by the Spanish Taxing Authorities (“STA”) that a tax audit was opened for our Spanish subsidiary with respect to non-resident income tax for the second semester of fiscal year 2015. On March 30, 2021, in response to our allegations, the STA issued a final assessment to Laureate Netherlands Holding B.V. (f/k/a Iniciativas Culturales de España, S.L.) in which the Chief Tax Auditor challenged the preliminary assessment and found that the STA could not claim the withholding tax obligation in this case. At this time, we consider the matter resolved.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in “Item 1A. Risk Factors” in our 2020 Form 10-K.

In addition to the information set forth in this report, you should consider the risk factors disclosed in our 2020 Form 10-K. Furthermore, the impact of COVID-19 may exacerbate other risks discussed in our 2020 Form 10-K, any one of which could have a material adverse effect on our business, financial condition, cash flows and results of operations. The situation continues to evolve and additional impacts may arise of which we are not currently aware.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (in thousands, except per share amounts)

The following table provides a summary of the Company’s purchases of its Class A common stock during the three months ended March 31, 2021 pursuant to the Company’s authorized stock repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares yet to be purchased under the plans or programs (1)
1/1/21 - 1/31/21	6,133	$14.09	6,133	$148,648
2/1/21 - 2/28/21	1,787	13.99	1,787	123,649
3/1/21 - 3/31/21	2,481	13.77	2,481	89,482
Total	10,401	$14.00	10,401	$89,482

(1) On November 5, 2020, the Company announced that its board of directors had authorized a stock repurchase program to acquire up to $300,000 of the Company’s Class A common stock. See further description of the stock repurchase program in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

On April 30, 2021, the Company’s board of directors approved an increase of the above authorization to repurchase shares of the Company’s Class A common stock by $200,000, for a total authorization (including the above authorized repurchases) of up to $500,000 of the Company’s Class A common stock.

Item 6. Exhibits

Exhibit No.	Exhibit Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ RICHARD M. BUSKIRK
Richard M. Buskirk
Senior Vice President and Chief Financial Officer
Date: May 6, 2021

/s/ GERARD M. KNAUER
Gerard M. Knauer
Vice President, Accounting and Global Controller
Date: May 6, 2021