Form 10-Q
period 2021-06-30
LAUREATE EDUCATION, INC.
filed 2021-08-05
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2021
Class A common stock, par value $0.004 per share	114,786,329 shares
Class B common stock, par value $0.004 per share	73,541,776 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended June 30,	2021	2020
	(Unaudited)	(Unaudited)
Revenues	$327,579	$303,856
Costs and expenses:
Direct costs	213,315	207,799
General and administrative expenses	49,361	43,140
Loss on impairment of assets	7,219	23,774
Operating income	57,684	29,143
Interest income	477	288
Interest expense	(13,541)	(25,705)
Loss on debt extinguishment	(77,927)	—
Loss on derivatives	(53,847)	(1,428)
Other expense, net	(55)	(405)
Foreign currency exchange loss, net	(15,519)	(4,735)
Gain on disposal of subsidiaries, net	27	—
Loss from continuing operations before income taxes and equity in net loss of affiliates	(102,701)	(2,842)
Income tax expense	(13,184)	(8,713)
Equity in net loss of affiliates, net of tax	—	(4)
Loss from continuing operations	(115,885)	(11,559)
Income (loss) from discontinued operations, net of tax benefit of $1,063 and $3,043, respectively	86,661	(300,069)
Net loss	(29,224)	(311,628)
Net loss attributable to noncontrolling interests	224	3,805
Net loss attributable to Laureate Education, Inc.	$(29,000)	$(307,823)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.60)	$(0.05)
Income (loss) from discontinued operations	0.45	(1.41)
Basic and diluted loss per share	$(0.15)	$(1.46)

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the six months ended June 30,	2021	2020
	(Unaudited)	(Unaudited)
Revenues	$522,280	$496,175
Costs and expenses:
Direct costs	395,163	428,367
General and administrative expenses	91,955	88,209
Loss on impairment of assets	63,869	27,542
Operating loss	(28,707)	(47,943)
Interest income	1,188	910
Interest expense	(37,059)	(50,995)
Loss on debt extinguishment	(77,940)	—
Loss on derivatives	(24,517)	(626)
Other expense, net	(21)	(486)
Foreign currency exchange gain, net	12,664	73,981
Gain (loss) on disposal of subsidiaries, net	27	(1,800)
Loss from continuing operations before income taxes and equity in net income of affiliates	(154,365)	(26,959)
Income tax (expense) benefit	(126,045)	221,315
Equity in net income of affiliates, net of tax	—	181
(Loss) income from continuing operations	(280,410)	194,537
Income (loss) from discontinued operations, net of tax (expense) benefit of $(8,602) and $8,226, respectively	86,243	(407,849)
Net loss	(194,167)	(213,312)
Net loss attributable to noncontrolling interests	239	5,104
Net loss attributable to Laureate Education, Inc.	$(193,928)	$(208,208)

Basic and diluted earnings (loss) per share:
(Loss) income from continuing operations	$(1.43)	$0.93
Income (loss) from discontinued operations	0.44	(1.92)
Basic and diluted loss per share	$(0.99)	$(0.99)

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended June 30,	2021	2020
	(Unaudited)	(Unaudited)
Net loss	$(29,224)	$(311,628)
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $0 for both periods	510,443	14,034
Minimum pension liability adjustment, net of tax of $0 for both periods	27	—
Total other comprehensive income	510,470	14,034
Comprehensive income (loss)	481,246	(297,594)
Net comprehensive loss attributable to noncontrolling interests	226	3,873
Comprehensive income (loss) attributable to Laureate Education, Inc.	$481,472	$(293,721)

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the six months ended June 30,	2021	2020
	(Unaudited)	(Unaudited)
Net loss	$(194,167)	$(213,312)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	450,682	(316,082)
Minimum pension liability adjustment, net of tax of $0 for both periods	(141)	(932)
Total other comprehensive income (loss)	450,541	(317,014)
Comprehensive income (loss)	256,374	(530,326)
Net comprehensive loss attributable to noncontrolling interests	259	4,413
Comprehensive income (loss) attributable to Laureate Education, Inc.	$256,633	$(525,913)

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$427,142	$750,147
Restricted cash	106,770	117,151
Receivables:
Accounts and notes receivable	143,113	138,738
Other receivables	48,525	49,835
Allowance for doubtful accounts	(68,098)	(76,694)
Receivables, net	123,540	111,879
Income tax receivable	17,131	14,564
Prepaid expenses and other current assets	20,349	15,079
Current assets held for sale	202,093	434,966
Total current assets	897,025	1,443,786
Notes receivable, net	848	1,321
Property and equipment:
Land	118,234	126,228
Buildings	329,894	351,480
Furniture, equipment and software	482,306	494,079
Leasehold improvements	122,340	121,683
Construction in-progress	5,891	7,254
Accumulated depreciation and amortization	(540,326)	(522,240)
Property and equipment, net	518,339	578,484
Operating lease right-of-use assets, net	426,926	462,767
Land use rights, net	1,548	1,548
Goodwill	568,767	574,832
Tradenames	159,219	225,573
Deferred costs, net	10,856	17,623
Deferred income taxes	101,993	130,567
Other assets	40,158	51,924
Long-term assets held for sale	919,989	1,482,469
Total assets	$3,645,668	$4,970,894

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	June 30, 2021	December 31, 2020
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$34,015	$41,073
Accrued expenses	75,108	95,743
Accrued compensation and benefits	72,394	64,089
Deferred revenue and student deposits	48,620	47,180
Current portion of operating leases	46,714	44,631
Current portion of long-term debt and finance leases	50,941	95,818
Income taxes payable	104,962	29,682
Derivative instruments	—	17,680
Other current liabilities	19,710	15,109
Current liabilities held for sale	164,330	353,550
Total current liabilities	616,794	804,555
Long-term operating leases, less current portion	432,890	474,507
Long-term debt and finance leases, less current portion	123,470	899,898
Deferred compensation	13,560	13,425
Income taxes payable	50,096	36,078
Deferred income taxes	86,126	86,368
Derivative instruments	—	8,144
Other long-term liabilities	26,548	33,555
Long-term liabilities held for sale	21,930	348,706
Total liabilities	1,371,414	2,705,236
Redeemable noncontrolling interests and equity	1,812	1,724
Stockholders' equity:
Preferred stock, par value $0.001 per share – 49,889 shares authorized as of June 30, 2021 and December 31, 2020, respectively, no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Class A common stock, par value $0.004 per share – 700,000 shares authorized, 154,777 shares issued and 114,786 shares outstanding as of June 30, 2021 and 137,162 shares issued and 115,119 shares outstanding as of December 31, 2020	619	548
Class B common stock, par value $0.004 per share – 175,000 shares authorized, 73,542 shares issued and outstanding as of June 30, 2021 and 90,792 shares issued and outstanding as of December 31, 2020	294	363
Additional paid-in capital	3,763,855	3,760,029
Accumulated deficit	(370,851)	(176,822)
Accumulated other comprehensive loss	(491,425)	(941,986)
Treasury stock at cost (39,992 shares held at June 30, 2021 and 22,043 shares held at December 31, 2020)	(616,908)	(365,316)
Total Laureate Education, Inc. stockholders' equity	2,285,584	2,276,816
Noncontrolling interests	(13,142)	(12,882)
Total stockholders' equity	2,272,442	2,263,934
Total liabilities and stockholders' equity	$3,645,668	$4,970,894

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the six months ended June 30,	2021	2020
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net loss	$(194,167)	$(213,312)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,689	84,276
Amortization of operating lease right-of-use assets	27,003	49,475
Loss on impairment of assets	65,137	448,852
(Gain) loss on sales and disposal of subsidiaries and property and equipment, net	(13,516)	36,036
Loss on derivative instruments	24,517	626
Payments for settlement of derivative contracts	—	(626)
Loss on debt extinguishment	77,999	—
Non-cash interest expense	5,662	8,828
Non-cash share-based compensation expense	4,778	6,605
Bad debt expense	21,372	63,695
Deferred income taxes	66,965	(226,841)
Unrealized foreign currency exchange gain	(13,455)	(25,597)
Non-cash loss from non-income tax contingencies	11,925	5,952
Other, net	(3,879)	670
Changes in operating assets and liabilities:
Receivables	(43,148)	(139,873)
Prepaid expenses and other assets	(13,558)	(18,166)
Accounts payable and accrued expenses	(33,013)	(100,296)
Income tax receivable/payable, net	(17,859)	(46,314)
Deferred revenue and other liabilities	(4,600)	127,371
Net cash provided by operating activities	17,852	61,361
Cash flows from investing activities
Purchase of property and equipment	(20,551)	(49,163)
Expenditures for deferred costs	(4,444)	(8,335)
Receipts from sales of discontinued operations, net of cash sold, and property and equipment	725,323	22,454
Payments on derivatives related to sale of discontinued operations	(50,341)	—
Payments to related parties	—	(1)
Net cash provided by (used in) investing activities	649,987	(35,045)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	55,394	525,187
Payments on long-term debt	(932,901)	(256,299)
Payments of deferred purchase price for acquisitions	—	(1,858)
Proceeds from exercise of stock options	374	26,732
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(1,236)	(1,150)
Payments to repurchase common stock	(251,374)	(29,203)
Payments of call premiums and debt issuance costs	(32,980)	—
Net cash (used in) provided by financing activities	(1,162,723)	263,409
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	(3,438)	(3,904)
Change in cash included in current assets held for sale	164,936	(66,508)
Net change in Cash and cash equivalents and Restricted cash	(333,386)	219,313
Cash and cash equivalents and Restricted cash at beginning of period	867,298	97,817
Cash and cash equivalents and Restricted cash at end of period	$533,912	$317,130

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

On January 27, 2020, we announced that our board of directors had authorized the Company to explore strategic alternatives for each of its businesses to unlock shareholder value. As a result of these efforts to explore strategic alternatives, during the third quarter of 2020, the Company announced that it had completed a sale of its operations in Chile and had signed agreements to sell its operations in Brazil, Australia and New Zealand, as well as Walden University, its fully online higher education institution in the United States. This also represented a strategic shift that had a major effect on the Company’s operations and financial results. As such, Chile, Brazil, Australia and New Zealand, and Walden also have been accounted for as Discontinued Operations for all periods presented in accordance with ASC 205. The sale of our operations in Australia and New Zealand was completed on November 3, 2020, and the sale of our operations in Brazil was completed on May 28, 2021. For Laureate’s institutions in Mexico and Peru, the board decided after a thorough evaluation of all strategic options, including a potential sale, to continue to operate these assets under Laureate management. Accordingly, Mexico and Peru represent our Continuing Operations. The decision to focus on a regional operating model in Mexico and Peru at this time does not preclude further engagement with potential buyers for those businesses. See Note 4, Discontinued Operations and Assets Held for Sale, and Note 5, Dispositions, for more information. Unless indicated otherwise, the information in the footnotes to the Consolidated Financial Statements relates to Continuing Operations.

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

Note 2. Significant Accounting Policies

COVID-19

The outbreak of COVID-19 has caused domestic and global disruption in operations for institutions of higher education. The long-term effect to the Company of the COVID-19 pandemic depends on numerous factors, including, but not limited to, the effect on student enrollment, tuition pricing, and collections in future periods, which cannot be fully quantified at this time. As of June 30, 2021 and through the date of this Form 10-Q, the Company evaluated its accounting estimates that require consideration of forecasted financial information, based on current information reasonably available to us. The forecast also includes certain estimates and assumptions around macroeconomic conditions and the timing of campuses reopening. While this evaluation did not result in a material effect to the Company’s Consolidated Financial Statements as of and for the six months ended June 30, 2021, future evaluations could result in a material effect, including potential impairments, depending on the eventual impact to the Company of the COVID-19 pandemic and its effect on student enrollment, tuition pricing, and collections in future periods.

Recently Adopted Accounting Standards

Accounting Standards Update (ASU) No. 2019-12 (ASU 2019-12), Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes

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

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the three months ended June 30, 2021 and 2020:

	Mexico	Peru	Corporate(1)	Total
2021
Tuition and educational services	$157,714	$205,022	$—	$362,736	111%
Other	17,804	12,863	1,636	32,303	10%
Gross revenue	175,518	217,885	1,636	395,039	121%
Less: Discounts / waivers / scholarships	(51,235)	(16,225)	—	(67,460)	(21)%
Total	$124,283	$201,660	$1,636	$327,579	100%
2020
Tuition and educational services	$136,408	$195,199	$—	$331,607	109%
Other	12,137	10,357	1,420	23,914	8%
Gross revenue	$148,545	$205,556	$1,420	$355,521	117%
Less: Discounts / waivers / scholarships	(33,681)	(17,984)	—	(51,665)	(17)%
Total	$114,864	$187,572	$1,420	$303,856	100%
(1) Includes the elimination of intersegment revenues.

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the six months ended June 30, 2021 and 2020:

	Mexico	Peru	Corporate(1)	Total
2021
Tuition and educational services	$323,738	$256,474	$—	$580,212	111%
Other	41,327	22,446	3,442	67,215	13%
Gross revenue	365,065	278,920	3,442	647,427	124%
Less: Discounts / waivers / scholarships	(105,385)	(19,762)	—	(125,147)	(24)%
Total	$259,680	$259,158	$3,442	$522,280	100%
2020
Tuition and educational services	$300,573	$226,494	$—	$527,067	106%
Other	39,354	17,739	3,005	60,098	12%
Gross revenue	$339,927	$244,233	$3,005	$587,165	118%
Less: Discounts / waivers / scholarships	(70,856)	(20,134)	—	(90,990)	(18)%
Total	$269,071	$224,099	$3,005	$496,175	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $143,113 and $138,738 as of June 30, 2021 and December 31, 2020, respectively. The increase in the contract assets balance at June 30, 2021 compared to December 31, 2020 was primarily driven by our enrollment cycles. The first and third calendar quarters generally coincide with the primary and secondary intakes for our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $48,620 and $47,180 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively. The increase in the contract liability balance during the period ended June 30, 2021 was the result of semester billings and cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during that period. Revenue recognized for the six months ended June 30, 2021 that was included in the contract liability balance at the beginning of the year was approximately $36,426.

Note 4. Discontinued Operations and Assets Held for Sale

As discussed in Note 1, Description of Business, the Company’s remaining principal markets are Mexico and Peru (the Continuing Operations). All remaining markets have been or will be divested (the Discontinued Operations). In the tables below, certain classification changes have been made to the prior year amounts in order to conform to the current year presentation. On the Consolidated Statements of Operations, the results from the Discontinued Operations, which in the prior year were presented in two lines, have been combined into one line labeled Income (loss) from discontinued operations, net of tax, for all periods presented.

Summarized operating results and cash flows of the Discontinued Operations are presented in the following tables:

For the three months ended June 30,	2021	2020
Revenues	$232,114	$513,372
Depreciation and amortization expense	—	(22,002)
Share-based compensation expense	(585)	(888)
Other direct costs	(171,469)	(350,822)
Loss on impairment of assets	(204)	(421,312)
Other non-operating expense	(4,389)	(10,020)
Gain (loss) on sale of discontinued operations before taxes, net	30,131	(11,440)
Pretax income (loss) of discontinued operations	85,598	(303,112)
Income tax benefit	1,063	3,043
Income (loss) from discontinued operations, net of tax	$86,661	$(300,069)

For the six months ended June 30,	2021	2020
Revenues	$471,863	$882,856
Depreciation and amortization expense	—	(46,513)
Share-based compensation expense	(827)	(1,333)
Other direct costs	(372,665)	(729,704)
Loss on impairment of assets	(1,268)	(421,312)
Other non-operating expense	(15,551)	(65,076)
Gain (loss) on sale of discontinued operations before taxes, net	13,293	(34,993)
Pretax income (loss) of discontinued operations	94,845	(416,075)
Income tax (expense) benefit	(8,602)	8,226
Income (loss) from discontinued operations, net of tax	$86,243	$(407,849)

Operating cash flows of discontinued operations	$56,567	$193,459
Investing cash flows of discontinued operations	$(9,941)	$(29,632)
Financing cash flows of discontinued operations	$(18,059)	$14,135

Loss Recognized on Brazil Held-For-Sale Disposal Group

During the first quarter of 2021, the Company recorded a loss of approximately $32,400 related to the Brazil disposal group, which was classified as a Discontinued Operation, in order to write down the carrying value of those assets to their estimated fair value less costs to sell as of March 31, 2021, in accordance with ASC 360-10, “Impairment and Disposal of Long-lived Assets” (ASC 360-10). The estimated fair value was based on the sale agreement for the disposal group that was announced on November 2, 2020, as previously disclosed. The sale of the Brazil disposal group closed on May 28, 2021. See Note 5, Dispositions, for more information.

The assets and liabilities of the Discontinued Operations, which are subject to finalization, have been classified as held for sale as of June 30, 2021 and December 31, 2020. The assets and liabilities are recorded at the lower of their carrying values or their estimated fair values less costs to sell. The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are presented in the following tables:

	June 30, 2021	December 31, 2020
Assets of Discontinued Operations
Cash and cash equivalents	$105,217	$270,164
Receivables, net	42,452	113,386
Property and equipment, net	43,082	259,471
Goodwill and Tradenames	822,440	1,202,496
Operating lease right-of-use assets, net	13,651	136,806
Other assets	95,240	183,742
Valuation allowance on held-for-sale disposal groups	—	(248,630)
Total assets held for sale	$1,122,082	$1,917,435

Liabilities of Discontinued Operations
Deferred revenue and student deposits	$79,908	$87,793
Operating leases, including current portion	19,645	151,413
Long-term debt, seller notes and finance leases, including current portion	—	171,451
Other liabilities	86,707	291,599
Total liabilities held for sale	$186,260	$702,256

Discontinued Operations with Signed Sale Agreements Pending Closure at June 30, 2021

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

On July 21, 2021, Laureate and the Walden Purchaser entered into a waiver and amendment to the Walden Sale Agreement (the Amendment). Under the Amendment, Laureate and the Walden Purchaser agreed (i) that the U.S. Department of Education notification dated June 23, 2021 to Walden University (the DOE Notification) meets the definition of a DOE Preacquisition Response (as defined in the Walden Sale Agreement) and (ii) to waive any right to terminate the Walden Sale Agreement under sections 7.01(b)(iii) or 7.01(c)(ii) thereof in respect of the DOE Notification. Laureate also agreed to provide additional indemnification to the Walden Purchaser from and after the closing of the transactions contemplated by the Walden Sale Agreement.

The closing of the sale transaction is expected to occur during the third quarter of 2021 and is subject to customary closing conditions, including regulatory approval by the U.S. Department of Education and the Higher Learning Commission and required antitrust approvals.

Note 5. Dispositions

Brazil Divestiture

On May 28, 2021, the Company completed the sale of its operations in Brazil to Ânima Holding S.A. (Anima). The proceeds received, net of cash sold, transaction fees and settlement of foreign currency swaps, were approximately $625,500. The Company used a portion of the proceeds to repay the remaining balance outstanding under its Senior Notes due 2025. Additionally, the buyer assumed indebtedness, gross of cash sold, of approximately $121,000. The Company recognized a pre-tax gain on the sale of approximately $27,500, which is included in Income (loss) from discontinued operations, net of tax in the Consolidated Statement of Operations for the three and six months ended June 30, 2021.

Honduras Divestiture

On March 8, 2021, the Company completed the divestiture of its operations in Honduras to Fundación Nasser, a not-for-profit foundation in Honduras. In connection with the transaction, the Company transferred control of Fundaempresa, which manages Universidad Tecnológica Centroamericana (UNITEC), including Centro Universitario Tecnológico (CEUTEC). The proceeds received, net of cash sold, closing costs and a working capital adjustment that was completed during the second quarter of 2021, were approximately $24,000. Under the transaction terms, additional consideration of $2,000 was paid into an escrow account at closing and, assuming certain conditions are met, will be released to the Company based on the following schedule: 50% after 18 months, 25% after 24 months and 25% after 36 months. The Company recognized a pre-tax loss of approximately $1,700, which is included in Income (loss) from discontinued operations, net of tax in the Consolidated Statement of Operations for the six months ended June 30, 2021.

Receipt of Remaining Escrow Receivable from Sale of China Operations

On January 25, 2018, the Company completed the sale of LEI Lie Ying Limited in China. At the closing of the sale on January 25, 2018, a portion of the total transaction value was paid into an escrow account, to be distributed to the Company pursuant to the terms and conditions of the escrow agreement. In June 2020, the Company received approximately one-half of the escrow account, and the remainder was due in January 2021. In April 2021, the Company received 168,284 Hong Kong Dollars (approximately $21,650 at the date of receipt), which represented payment in full for the remainder of the escrow account. Accordingly, the Company recognized a gain of approximately $13,600, which is included in Income (loss) from discontinued operations, net of tax in the Consolidated Statement of Operations for the six months ended June 30, 2021.

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

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Gain (loss) on disposal of subsidiaries, net, Foreign currency exchange (loss) gain, net, Other expense, net, Loss on derivatives, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. EiP is an enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs), as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also includes other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure, an enterprise-wide program aimed at revenue growth, and certain non-recurring costs incurred in connection with the planned dispositions described in Note 4, Discontinued Operations and Assets Held for Sale, and the completed dispositions described in Note 5, Dispositions.

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

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Loss from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Mexico	$124,283	$114,864	$259,680	$269,071
Peru	201,660	187,572	259,158	224,099
Corporate	1,636	1,420	3,442	3,005
Revenues	$327,579	$303,856	$522,280	$496,175
Adjusted EBITDA of reportable segments
Mexico	$17,187	$19,704	$34,456	$43,014
Peru	113,631	99,167	125,225	72,501
Total Adjusted EBITDA of reportable segments	130,818	118,871	159,681	115,515
Reconciling items:
Corporate	(23,708)	(24,809)	(42,911)	(50,803)
Depreciation and amortization expense	(26,983)	(18,113)	(49,744)	(37,763)
Loss on impairment of assets	(7,219)	(23,773)	(63,869)	(27,542)
Share-based compensation expense	(2,617)	(3,733)	(3,951)	(5,272)
EiP expenses	(12,607)	(19,300)	(27,913)	(42,078)
Operating income (loss)	57,684	29,143	(28,707)	(47,943)
Interest income	477	288	1,188	910
Interest expense	(13,541)	(25,705)	(37,059)	(50,995)
Loss on debt extinguishment	(77,927)	—	(77,940)	—
Loss on derivatives	(53,847)	(1,428)	(24,517)	(626)
Other expense, net	(55)	(405)	(21)	(486)
Foreign currency (loss) gain, net	(15,519)	(4,735)	12,664	73,981
Gain (loss) on disposal of subsidiaries, net	27	—	27	(1,800)
Loss from continuing operations before income taxes and equity in net income of affiliates	$(102,701)	$(2,842)	$(154,365)	$(26,959)

	June 30, 2021	December 31, 2020
Assets
Mexico	$1,261,261	$1,278,198
Peru	609,769	623,294
Corporate and Discontinued Operations	1,774,638	3,069,402
Total assets	$3,645,668	$4,970,894

Note 7. Goodwill and Loss on Impairment of Assets

The change in the net carrying amount of Goodwill from December 31, 2020 through June 30, 2021 was composed of the following items:

	Mexico	Peru	Total
Balance at December 31, 2020	$500,250	$74,582	$574,832
Currency translation adjustments	928	(6,993)	(6,065)
Balance at June 30, 2021	$501,178	$67,589	$568,767

Impairment of Laureate Tradename

During the first quarter of 2021, the Company recognized an impairment charge of $51,400 on the Laureate tradename, a finite-lived intangible asset. In March 2021, the Company decided that, during 2021, it would wind down certain support functions related to the Laureate network and would no longer invest in and support the tradename beyond 2021. As a result, the Company tested the asset for impairment and estimated the fair value of the tradename asset using the relief-from-royalty method, based on the projected revenues for each business over the estimated remaining useful life of the asset.

As a result of the impairment test, the Company concluded that the estimated fair value of the Laureate tradename was less than its carrying value by approximately $51,400 and recorded an impairment charge for that amount. The significant assumptions used in estimating the fair value included: (1) the revenue growth rates and (2) the estimated royalty rates. The inputs used were not observable to active markets and are therefore deemed “Level 3” inputs in the fair value hierarchy. The decrease in the fair value of the tradename was attributable to the shortened duration of the estimated future revenues. The remaining carrying value of the tradename asset, which was approximately $11,650 as of June 30, 2021, is being amortized prospectively over the remainder of 2021, which is its estimated useful life.

Note 8. Debt

Outstanding long-term debt was as follows:

	June 30, 2021	December 31, 2020
Senior long-term debt:
Senior Secured Credit Facility (stated maturity date October 2024)	$—	$—
Senior Notes (stated maturity date May 2025)	—	798,725
Total senior long-term debt	—	798,725
Other debt:
Lines of credit	19,540	59,014
Notes payable and other debt	110,432	138,630
Total senior and other debt	129,972	996,369
Finance lease obligations and sale-leaseback financings	48,839	52,639
Total long-term debt and finance leases	178,811	1,049,008
Less: total unamortized deferred financing costs	4,400	53,292
Less: current portion of long-term debt and finance leases	50,941	95,818
Long-term debt and finance leases, less current portion	$123,470	$899,898

Senior Secured Credit Facility

The Company maintains a revolving credit facility under our Senior Secured Credit Facility that has a borrowing capacity of $410,000 and has a maturity date of October 7, 2024. As of June 30, 2021 and December 31, 2020, no amounts were borrowed on this facility.

Senior Notes

On May 4, 2021, the Company redeemed $500,000 aggregate principal amount of its 8.250% Senior Notes due 2025 (the Senior Notes) at a redemption price of 104.125% of the principal amount thereof plus accrued and unpaid interest thereon to, but excluding the redemption date. The Company used a portion of the proceeds from the sale of its operations in Australia and New Zealand, which was completed on November 3, 2020, to fund the redemption of the Senior Notes.

Additionally, on May 28, 2021, the Company completed the sale of its operations in Brazil and used a portion of the proceeds to redeem the remaining outstanding balance of the Senior Notes of $298,725 at a redemption price of 104.125% of the principal amount thereof plus accrued and unpaid interest thereon to, but excluding the redemption date of, June 3, 2021.

Loss on Debt Extinguishment

In connection with the repayment of the Senior Notes during the three months ended June 30, 2021, the Company recorded a Loss on debt extinguishment of approximately $77,900, related to the redemption premium paid and the write off of the unamortized deferred financing costs associated with the repaid debt balances.

Estimated Fair Value of Debt

As of June 30, 2021, the estimated fair value of our debt approximated its carrying value.

As of December 31, 2020, the estimated fair value of our debt was determined using observable market prices as the majority of our securities, including the Senior Secured Credit Facility and the Senior Notes due 2025, were traded in a brokered market. The fair value of the remaining debt instruments was approximated at the carrying value based on their terms. As of December 31, 2020, our long-term debt was classified as Level 2 within the fair value hierarchy, based on the frequency and volume of trading in the brokered market. The estimated fair value of our debt was as follows:

	December 31, 2020
	Carrying amount	Estimated fair value
Total senior and other debt	$996,369	$1,043,294

Certain Covenants

As of June 30, 2021, our senior long-term debt contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Third Amended and Restated Credit Agreement (the Third A&R Credit Agreement) provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, to exceed 3.50x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The agreement also provides that if (i) the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, is not greater than 4.75x as of such date and (ii) less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of June 30, 2021, these conditions were satisfied and, therefore, we were not subject to the leverage ratio. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of June 30, 2021.

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

Contingent Liabilities for Taxes

As of June 30, 2021 and December 31, 2020, Laureate has recorded cumulative liabilities totaling $452 and $38,355, respectively, for taxes other-than-income tax, principally payroll-tax-related uncertainties recorded at the time of an acquisition, of which $0 and $37,794, respectively, were classified as held for sale. The majority of the liability balance at December 31, 2020 related to our operations in Brazil which were sold on May 28, 2021. See Note 5, Dispositions, for more information. The terms of the statutes of limitations on these contingencies vary but can be up to 10 years. These liabilities were included in current and long-term liabilities on the Consolidated Balance Sheets. Changes in the recorded values of non-income tax contingencies impact operating income and interest expense, while changes in the related indemnification assets impact only operating income. For Continuing Operations, the total decrease to operating income for adjustments to non-income tax contingencies and indemnification assets was $13,388 and $5,952, respectively, for the six months ended June 30, 2021 and 2020.

In addition, as of June 30, 2021 and December 31, 2020, Laureate has recorded cumulative liabilities for income tax contingencies of $51,319 and $40,668, respectively, of which $6,380 and $11,752, respectively, were classified as held for sale. As of June 30, 2021 and December 31, 2020, indemnification assets primarily related to acquisition contingencies were $1,027 and $55,940, respectively, of which $0 and $40,877, respectively, were classified as held for sale. These indemnification assets primarily cover contingencies for income taxes and taxes other-than-income taxes. The majority of the indemnification assets at December 31, 2020 related to our operations in Brazil, which were sold on May 28, 2021.

We have identified certain contingencies, that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In most cases, Laureate has received indemnifications from the former owners and/or noncontrolling interest holders of the acquired businesses for contingencies, and therefore, we do not believe we will sustain an economic loss even if we are required to pay these additional amounts. In cases where we are not indemnified, the unrecorded contingencies are not material.

Other Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of June 30, 2021 and December 31, 2020, approximately $8,800 and $8,300, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets. In addition, as of June 30, 2021 and December 31, 2020, approximately $0 and $23,800, respectively, of loss contingencies were classified as held for sale. The majority of the balance at December 31, 2020 related to our operations in Brazil, which were sold on May 28, 2021.

Guarantees

In connection with a loan agreement entered into by a Laureate subsidiary in Peru, all of the shares of Universidad Privada del Norte, one of our universities, were pledged to the third-party lender as a guarantee of the payment obligations under the loan.

During the first quarter of 2021, one of our Peruvian institutions issued a bank guarantee in the amount of PEN 23,764 (approximately $5,975 at June 30, 2021) in order to appeal a preliminary tax assessment received related to tax audits of 2014 and 2015.

Standby Letters of Credit, Surety Bonds and Other Commitments

As of June 30, 2021 and December 31, 2020, Laureate's outstanding letters of credit (LOCs) and surety bonds primarily consisted of the items discussed below.

As of both June 30, 2021 and December 31, 2020, we had approximately $83,600 posted as an LOC in favor of the DOE. This LOC was required to allow Walden to participate in the DOE Title IV program. The restricted cash used to collateralize this letter of credit was held by a corporate entity.

As part of our normal operations, our insurers issue surety bonds on our behalf, as required by various state education authorities in the United States. We are obligated to reimburse our insurers for any payments made by the insurers under the surety bonds. As of June 30, 2021 and December 31, 2020, the total face amount of these surety bonds, which are fully collateralized with cash, was $17,046 and $17,094, respectively.

Spanish Tax Audits

As of June 30, 2021 and December 31, 2020, we had approximately $11,300 and $11,500, respectively, posted as cash collateral for LOCs related to the Spanish tax audits. This was recorded in Continuing Operations and classified as Restricted cash on our June 30, 2021 and December 31, 2020 Consolidated Balance Sheets. The cash collateral is related to final assessments issued by the Spanish Taxing Authority (STA) in October 2018 and January 2020 to Iniciativas Culturales de España, S.L. (ICE). ICE was formerly our Spanish holding company; during the second quarter of 2020, ICE was migrated to the Netherlands and its name was changed to Laureate Netherlands Holding B.V.

In addition, on March 11, 2020, ICE received a preliminary assessment of approximately EUR 21,600 (approximately $25,800 at June 30, 2021), related to the STA’s extension of their audit to review withholding taxes on income earned by nonresidents. This assessment was not final, and ICE challenged the assessment. On March 30, 2021, in response to our allegations, the STA issued a final assessment to Laureate Netherlands Holding B.V. in which the Chief Tax Auditor challenged the preliminary assessment and found that the STA could not claim the withholding tax obligation in this case. At this time, we consider the matter resolved.

On July 22, 2021, the Company received notice of a decision from the Spanish National Court regarding the tax audits. See Note 19, Subsequent Events, for additional information.

Note 11. Share-based Compensation

Share-based compensation expense was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Continuing operations
Stock options, net of estimated forfeitures	$101	$382	$277	$727
Restricted stock awards	2,516	3,351	3,674	4,545
Total continuing operations	$2,617	$3,733	$3,951	$5,272

Discontinued operations
Share-based compensation expense for discontinued operations	585	888	827	1,333
Total continuing and discontinued operations	$3,202	$4,621	$4,778	$6,605

Note 12. Stockholders’ Equity

The components of net changes in stockholders’ equity for the fiscal quarters of 2021 are as follows:

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock at cost	Non-controlling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	115,119	$548	90,792	$363	$3,760,029	$(176,822)	$(941,986)	$(365,316)	$(12,882)	$2,263,934
Beginning retained earnings adjustment	—	—	—	—	—	(101)	—	—	—	(101)
Non-cash stock compensation	—	—	—	—	1,576	—	—	—	—	1,576
Conversion of Class B shares to Class A shares	17,248	69	(17,248)	(69)	—	—	—	—	—	—
Purchase of treasury stock at cost	(10,401)	—	—	—	—	—	—	(145,806)	—	(145,806)
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	247	1	—	—	(1,223)	—	—	—	—	(1,222)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	(20)	—	—	—	—	(20)
Net loss	—	—	—	—	—	(164,928)	—	—	(15)	(164,943)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(59,743)	—	(18)	(59,761)
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	(168)	—	—	(168)
Balance at March 31, 2021	122,213	$618	73,544	$294	$3,760,362	$(341,851)	$(1,001,897)	$(511,122)	$(12,915)	$1,893,489
Non-cash stock compensation	—	—	—	—	3,202	—	—	—	—	3,202
Conversion of Class B shares to Class A shares	2	—	(2)	—	—	—	—	—	—	—
Purchase of treasury stock at cost	(7,548)	—	—	—	—	—	—	(105,786)	—	(105,786)
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	119	1	—	—	359	—	—	—	—	360
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	(68)	—	—	—	—	(68)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(29,000)	—	—	(224)	(29,224)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	510,445	—	(2)	510,443
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	27	—	—	27
Balance at June 30, 2021	114,786	$619	73,542	$294	$3,763,855	$(370,851)	$(491,425)	$(616,908)	$(13,142)	$2,272,442

The components of net changes in stockholders’ equity for the fiscal quarters of 2020 are as follows:

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock at cost	Non-controlling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	119,575	$542	90,831	$363	$3,724,636	$436,509	$(1,073,981)	$(271,106)	$(12,812)	$2,804,151
Non-cash stock compensation	—	—	—	—	1,984	—	—	—	—	1,984
Conversion of Class B shares to Class A shares	18	—	(18)	—	—	—	—	—	—	—
Purchase of treasury stock at cost	(1,619)	—	—	—	—	—	—	(29,203)	—	(29,203)
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	1,101	4	—	—	25,610	—	—	—	—	25,614
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	(44)	—	—	—	—	(44)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	38	38
Net income	—	—	—	—	—	99,615	—	—	(1,299)	98,316
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(330,875)	—	759	(330,116)
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	(932)	—	—	(932)
Balance at March 31, 2020	119,075	$546	90,813	$363	$3,752,186	$536,124	$(1,405,788)	$(300,309)	$(13,314)	$2,569,808
Non-cash stock compensation	—	—	—	—	4,621	—	—	—	—	4,621
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	132	1	—	—	(33)	—	—	—	—	(32)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	3,471	3,471
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	201	—	—	—	—	201
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	(414)	(414)
Net loss	—	—	—	—	—	(307,823)	—	—	(3,805)	(311,628)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	14,102	—	(68)	14,034
Balance at June 30, 2020	119,207	$547	90,813	$363	$3,756,975	$228,301	$(1,391,686)	$(300,309)	$(14,130)	$2,280,061

Stock Repurchase Program

On November 5, 2020, Laureate’s board of directors announced a new stock repurchase program to acquire up to $300,000 of the Company’s Class A common stock. On April 30, 2021, the Company’s board of directors approved an increase of its existing authorization to repurchase shares of the Company’s Class A common stock by $200,000, for a total authorization (including the previously authorized repurchases) of up to $500,000 of the Company’s Class A common stock. The Company’s repurchases may be made on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s board of directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. The Company expects to finance the repurchases with free cash flow, from excess cash and liquidity on-hand, or from its revolving credit facility, or a combination thereof. During the six months ended June 30, 2021, the Company repurchased 17,949 shares of its outstanding Class A common stock for a total purchase price of $251,592.

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

	June 30, 2021			December 31, 2020
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation adjustment	$(500,754)	$938	$(499,816)	$(951,456)	$958	$(950,498)
Unrealized gain on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(1,087)	—	(1,087)	(946)	—	(946)
Accumulated other comprehensive loss	$(491,425)	$938	$(490,487)	$(941,986)	$958	$(941,028)

Note 13. Derivative Instruments

In the normal course of business, our operations are exposed to fluctuations in foreign currency values and interest rate changes. We may seek to control a portion of these risks through a risk management program that includes the use of derivative instruments.

Prior to their repayment, the interest and principal payments for Laureate’s senior long-term debt arrangements were primarily in USD. Our ability to make debt payments was subject to fluctuations in the value of the USD against foreign currencies, since a majority of our operating cash used to make these payments was generated by subsidiaries with functional currencies other than USD. As part of our overall risk management policies, Laureate has at times entered into foreign currency swap contracts and floating-to-fixed interest rate swap contracts. In addition, we occasionally enter into foreign exchange forward contracts to reduce the impact of other non-functional currency-denominated receivables and payables. We do not enter into speculative or leveraged transactions, nor do we hold or issue derivatives for trading purposes. We generally intend to hold our derivatives until maturity.

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

The reported fair values of our derivatives, which are classified in Derivative instruments on our Consolidated Balance Sheets, were as follows:

	June 30, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Current liabilities:
Cross currency swaps	$—	$17,680
Long-term liabilities:
Cross currency swaps	—	8,144
Total derivative instrument assets	$—	$—
Total derivative instrument liabilities	$—	$25,824

BRL to USD Foreign Currency Swaps

In November 2020, in connection with the signing of the sale agreement for its Brazilian operations, Laureate entered into six BRL-to-USD swap agreements. The purpose of these swaps was to mitigate the risk of foreign currency exposure on the expected proceeds from the sale. Two of the swaps were deal contingent, with the settlement date occurring on the second business day following the completion of the sale. On the settlement date, Laureate would deliver the combined notional amount of BRL 1,900,000 (BRL 950,000 for each swap) and receive an amount in USD equal to each swap's notional amount multiplied by each swap's contract rate of exchange at the settlement date. The remaining four swaps were originally put/call options with a maturity date of May 13, 2021, where Laureate could put the combined notional amount of BRL 1,875,000 and call a combined USD amount of $343,783 at an exchange rate of 5.4540 BRL per 1 USD. The terms of these options included deferred premium payments from Laureate to the counterparties of $18,294, which were paid in full in January 2021. During the second quarter of 2021, all four of these swaps were converted to be deal contingent, with the settlement date occurring on the second business day following the aforementioned sale. This conversion resulted in cash proceeds to Laureate of $1,663. On the settlement date, Laureate would deliver the combined notional amount of BRL 1,875,000 and receive an amount in USD equal to each swap’s notional amount multiplied by each swap’s contract rate of exchange at the settlement date.

As discussed in Note 5, Dispositions, the sale of Laureate’s Brazilian operations closed on May 28, 2021. Per the terms of the agreements, the swaps were settled on June 2, 2021, which resulted in a realized loss and net settlement amount paid to the counterparties at closing of $33,710. As of December 31, 2020, these swaps were in a liability position and had an aggregate fair value of $25,824, of which $17,680 was recorded in Derivative instruments as a current liability and $8,144 was recorded in Derivative instruments as a long-term liability. These swaps were not designated as hedges for accounting purposes.

Components of the reported Gain on derivatives not designated as hedging instruments in the Consolidated Statements of Operations were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Cross currency swaps
Unrealized (loss) gain	$(21,800)	$(802)	$25,824	$—
Realized loss	(32,047)	(626)	(50,341)	(626)
Loss on derivatives, net	$(53,847)	$(1,428)	$(24,517)	$(626)

Credit Risk and Credit-Risk-Related Contingent Features
Laureate’s derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation. The amount of our credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position. Laureate limits its credit risk by only entering into derivative transactions with highly rated major financial institutions. We have not entered into collateral agreements with our derivatives’ counterparties. As of June 30, 2021 and December 31, 2020, we did not hold any derivatives in a net gain position, and thus had no credit risk.

Laureate’s agreements with its derivative counterparties contain a provision under which the Company could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to a default on the indebtedness. As of December 31, 2020, the Company had not breached any default provisions and had not posted any collateral related to these agreements. If the Company had breached any of these provisions, it could have been required to settle the obligations under the derivative agreements for an amount that, at a maximum, the Company believes would approximate their estimated fair values as of December 31, 2020 of $25,824.

Note 14. Income Taxes

Laureate's income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the six months ended June 30, 2021 and 2020 are based on estimated full-year effective tax rates, adjusted for discrete income tax items related specifically to the interim periods. Laureate has operations in multiple countries at various statutory tax rates and other operations that are loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss.

For the six months ended June 30, 2021, the Company recognized income tax (expense) from continuing operations of $(126,045), as compared to income tax benefit from continuing operations of $221,315 in the prior year period. Income tax expense for the six months ended June 30, 2021 was primarily driven by changes in income tax reserves, withholding taxes and jurisdictional mix of earnings offset by the benefit for pretax loss for the period. Income tax benefit for the six months ended June 30, 2020 was primarily driven by the benefit recorded due to the change in tax status of a Netherlands subsidiary, the pretax loss for the period and jurisdictional mix of earnings.

During the first quarter of 2021, the Company recorded an out-of-period adjustment of approximately $12,400 for income tax expense that should have been recorded during 2016 through 2020. The Company concluded that the adjustment was immaterial to the consolidated financial statements for both the current and prior-periods.

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
The following tables summarize the computations of basic and diluted earnings (loss) per share:

For the three months ended June 30,	2021	2020
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Loss from continuing operations	$(115,885)	$(11,559)
Loss attributable to noncontrolling interests	2	27
Loss from continuing operations attributable to Laureate Education, Inc.	(115,883)	(11,532)

Accretion of redemption value of redeemable noncontrolling interests and equity	(68)	201
Net loss from continuing operations for basic and diluted earnings (loss) per share	$(115,951)	$(11,331)

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Income (loss) from discontinued operations, net of tax	$86,661	$(300,069)
Loss attributable to noncontrolling interests	222	3,778
Net income (loss) from discontinued operations for basic and diluted earnings (loss) per share	$86,883	$(296,291)

Denominator used in basic and diluted earnings (loss) per common share:
Basic and diluted weighted average shares outstanding	191,990	209,929

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.60)	$(0.05)
Income (loss) from discontinued operations	0.45	(1.41)
Basic and diluted loss per share	$(0.15)	$(1.46)

For the six months ended June 30,	2021	2020
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
(Loss) income from continuing operations	$(280,410)	$194,537
Loss attributable to noncontrolling interests	27	38
(Loss) income from continuing operations attributable to Laureate Education, Inc.	(280,383)	194,575

Accretion of redemption value of redeemable noncontrolling interests and equity	(88)	157
Net (loss) income from continuing operations for basic and diluted earnings (loss) per share	$(280,471)	$194,732

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Income (loss) from discontinued operations, net of tax	$86,243	$(407,849)
Loss attributable to noncontrolling interests	212	5,066
Net income (loss) from discontinued operations for basic and diluted earnings (loss) per share	$86,455	$(402,783)

Denominator used in basic and diluted earnings (loss) per common share:
Basic weighted average shares outstanding	196,085	209,863
Dilutive effect of restricted stock units	—	187
Diluted weighted average shares outstanding	196,085	210,050

Basic and diluted earnings (loss) per share:
(Loss) income from continuing operations	$(1.43)	$0.93
Income (loss) from discontinued operations	0.44	(1.92)
Basic and diluted loss per share	$(0.99)	$(0.99)

The following table summarizes the number of stock options and shares of restricted stock units that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Stock options	3,256	4,100	3,324	4,391
Restricted stock units	776	747	688	355

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

Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations. For example, in recent years, the DOE has proposed or promulgated a substantial number of new regulations that impact Walden University, including, but not limited to, borrower defense to repayment, state authorization and financial responsibility. Changes in or new interpretations of applicable laws, DOE rules, or regulations could have a material adverse effect on Walden University’s eligibility to participate in the Title IV programs. Except as set forth below, there have been no material changes to the laws and regulations affecting our higher education institutions that are described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Continuing Operations

Mexican Regulation – COVID-19 Update

Administrative activities have resumed at most of our campuses. Limited face-to-face educational activities have resumed at 18 campuses. Further activities will not be permitted to resume until the region (municipality or state) in which a campus is located is assigned a green color code under the country’s color-coded sanitary alert system, which is updated on a biweekly basis.

Peruvian Regulation – COVID-19 Update

Peru’s national sanitary emergency has been extended until August 31, 2021, and may be extended again. Due to the easing of the second wave of COVID-19, Peru has reduced its region-by-region confinement plan. Currently, no province qualifies as “in extreme status.” Lima has been qualified as “high status,” which limits presential activities, as well as in-person instruction. The government has announced that face-to-face classes may resume next year, initially semi-presential. The actual resumption of classes will depend upon COVID-19 infection rates at such time.

Discontinued Operations

U.S. Regulation

Department of Justice Notice of Election to Decline Intervention

On April 28, 2021, the Company was notified that the Civil Division of the United States Department of Justice (the DOJ), on behalf of the United States, had filed a Notice of Election to Decline Intervention (the Notice) with respect to a civil qui tam action filed by third-party relators (the Relators) against Walden University and the Company. It was this action that prompted the DOJ’s examination of Walden University’s Masters of Science in Nursing program. The DOJ’s investigation into this matter has now concluded. Further, as previously disclosed by the Company, the Higher Learning Commission (HLC) had informed Walden University that a public “Governmental Investigation” designation would be assigned to Walden University due to the DOJ inquiry; such designation became effective on November 9, 2020. Effective as of May 3, 2021, the HLC removed such designation.

The Relators filed on July 23, 2021 a voluntary Motion to Dismiss the complaint and the DOJ filed a concurring motion. We have no reason to believe that the district court judge will not grant the Motion. Although such Motion would permit the relators to refile at a later date, we consider the matter closed. If the Relators take the extraordinary step to re-file, the Company will vigorously defend Walden University’s interests. The Company maintains that Walden University has not engaged in any unlawful conduct or other wrongdoing that would serve as a basis for any liability or damages claimed in the complaint.

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

As of June 30, 2021, Laureate did not hold any financial assets or liabilities that are measured at fair value on a recurring basis.

Laureate's financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$—	$—	$—	$—
Liabilities
Derivative instruments	$25,824	$—	$25,824	$—

Note 18. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the June 30, 2020 balance. The June 30, 2021 and June 30, 2020 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020	December 31, 2020
Cash and cash equivalents	$427,142	$284,008	$750,147
Restricted cash	106,770	33,122	117,151
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$533,912	$317,130	$867,298

Restricted cash includes cash equivalents held to collateralize standby letters of credit. In addition, Laureate may at times hold a United States deposit for a letter of credit in lieu of a surety bond, or otherwise have cash that is not immediately available for use in current operations. See also Note 10, Commitments and Contingencies.

Note 19. Subsequent Events

Spanish Tax Audits-National Court Decision

On July 22, 2021, the Spanish National Court issued a decision on the Company’s appeal regarding the Spanish Taxing Authority’s (STA) audits of Iniciativas Culturales de España, S.L. (ICE), our former Spanish holding company, for the fiscal years 2006-2007 and 2008-2010. Based on our understanding of the decision, the matter is not yet resolved in favor of either the Company or the STA. The National Court decision can be appealed by the Company or the STA. The Company is evaluating its options, including an appeal to the Spanish Supreme Court, and awaiting further actions by the STA in reaction to the court decision. The Company does not believe that this matter will have a material effect on its consolidated financial statements.

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
•information technology system disruptions, unauthorized access, data security breaches, cyberattacks, ransomware attacks, other security threats or the costs associated with protection against and the remediation of the foregoing;
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

Overview

Our Business

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. Collectively, we have approximately 349,200 students enrolled at five institutions in these two countries, which represent our Continuing Operations as of June 30, 2021. We believe that the higher education markets in Mexico and Peru present an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in those markets. We believe that the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education, creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy. We have two reportable segments as described below. We group our institutions by geography in Mexico and Peru (formerly Andean) for reporting purposes.

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

On January 27, 2020, we announced that our board of directors had authorized the Company to explore strategic alternatives for each of its businesses to unlock shareholder value. As a result of these efforts to explore strategic alternatives, during the third quarter of 2020, the Company announced that it had completed a sale of its operations in Chile and had signed agreements to sell its operations in Brazil, Australia and New Zealand, as well as Walden University, its fully online higher education institution in the United States. This also represented a strategic shift that had a major effect on the Company’s operations and financial results. As such, Chile, Brazil, Australia and New Zealand, and Walden also have been accounted for as Discontinued Operations for all periods presented in accordance with ASC 205. The sale of our operations in Australia and New Zealand was completed on November 3, 2020, and the sale of our operations in Brazil was completed on May 28, 2021. For Laureate’s institutions in Mexico and Peru, the board decided after a thorough evaluation of all strategic options, including a potential sale, to continue to operate these assets under Laureate management. Accordingly, Mexico and Peru represent our Continuing Operations. The decision to focus on a regional operating model in Mexico and Peru at this time does not preclude further engagement with potential buyers for those businesses. See Note 4, Discontinued Operations and Assets Held for Sale, and Note 5, Dispositions, for more information. Unless indicated otherwise, the information in the footnotes to the Consolidated Financial Statements relates to Continuing Operations.

Our Discontinued Operations are excluded from the segments information for all periods presented, as they no longer meet the criteria for a reportable segment under ASC 280, “Segment Reporting.” Unless indicated otherwise, the information in the MD&A relates to Continuing Operations.

The Company began closing sale transactions in the first quarter of 2018. We have not yet completed the divestiture of Walden University, which has a signed sale agreement pending closure. The sale of Walden University is expected to close during the third quarter of 2021. See also Note 4, Discontinued Operations and Assets Held for Sale, and Note 5, Dispositions, in our consolidated financial statements included elsewhere in this Form 10-Q.

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

The following information for our reportable segments in continuing operations is presented as of June 30, 2021:

	Institutions	Enrollment	2021 YTD Revenues ($ in millions)(1)	% Contribution to 2021 YTD Revenues
Mexico	2	169,600	$259.7	50%
Peru	3	179,600	259.2	50%
Total (1)	5	349,200	$522.3	100%
(1) Amounts related to Corporate, partially offset by the elimination of intersegment revenues, totaled $3.4 million and are not separately presented.

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

Factors Affecting Comparability

Acquisitions

Our past experiences provide us with the expertise to further our mission of providing high-quality, accessible and affordable higher education to students by expanding into new markets if opportunities arise, primarily through acquisitions. Acquisitions have historically affected the comparability of our financial statements from period to period. Acquisitions completed during one period impact comparability to a prior period in which we did not own the acquired entity. Therefore, changes related to such entities are considered “incremental impact of acquisitions” for the first 12 months of our ownership. We have not made any acquisitions thus far in 2021, and we did not make any acquisitions in 2020.

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

Income Tax Expense

Our consolidated income tax provision is derived based on the combined impact of federal, state and foreign income taxes. Also, discrete items can arise in the course of our operations that can further impact the Company’s effective tax rate for the period. Our tax rate fluctuates from period to period due to changes in the mix of earnings between our tax-paying entities and our loss-making entities for which it is not 'more likely than not' that a tax benefit will be realized on the loss. See “Item 1A—Risk Factors—Risks Relating to Our Business—We may have exposure to greater-than-anticipated tax liabilities” in our 2020 Form 10-K.

Results from the Discontinued Operations

The results of operations of our Discontinued Operations for the three and six months ended June 30, 2021 and 2020 were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Revenues	$232.1	$513.4	$471.9	$882.9
Depreciation and amortization expense	—	(22.0)	—	(46.5)
Share-based compensation expense	(0.6)	(0.9)	(0.8)	(1.3)
Other direct costs	(171.5)	(350.8)	(372.7)	(729.7)
Loss on impairment of assets	(0.2)	(421.3)	(1.3)	(421.3)
Other non-operating expense	(4.4)	(10.0)	(15.6)	(65.1)
Gain (loss) on sale of discontinued operations before taxes, net	30.1	(11.4)	13.3	(35.0)
Pretax income (loss) of discontinued operations	85.6	(303.1)	94.8	(416.1)
Income tax benefit (expense)	1.1	3.0	(8.6)	8.2
Income (loss) from discontinued operations, net of tax	$86.7	$(300.1)	$86.2	$(407.8)

Six Months Ended June 30, 2021

On March 8, 2021, we sold our operations in Honduras, which resulted in an after-tax loss of $1.7 million, including a working capital adjustment during the second quarter of 2021.

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

During the first quarter of 2021, we recorded a loss of approximately $32.4 million in order to adjust the carrying value of our Brazil disposal group to its estimated fair value less costs to sell as of March 31, 2021. This loss is included in Gain (loss) on sale of discontinued operations before taxes, net.

On May 28, 2021, we completed the sale of our operations in Brazil, which resulted in pre-tax gain of $27.5 million.

Six Months Ended June 30, 2020

On January 10, 2020, we sold our operations in Costa Rica, which resulted in a pre-tax loss of approximately $18.6 million.

On March 6, 2020, we sold the operations of NewSchool of Architecture and Design, LLC (NSAD), which resulted in a pre-tax loss of approximately $5.7 million.

During the second quarter of 2020, we recorded impairment charges of $418.0 million related to our Chilean operations, in order to write down the carrying value of their assets to their estimated fair value, and $3.3 million related to the Brazil enrollment to graduation (E2G) software assets. We also recorded a loss of $10.0 million on the held-for-sale Honduras disposal group, in order to write down the carrying value of the group to its estimated fair value, which is included in Gain (loss) on sale of discontinued operations before taxes, net.

Results of Operations

The following discussion of the results of our operations is organized as follows:

•Summary Comparison of Consolidated Results;
•Non-GAAP Financial Measure; and
•Segment Results.

Summary Comparison of Consolidated Results

Discussion of Significant Items Affecting the Consolidated Results for the Six Months Ended June 30, 2021 and 2020

Six Months Ended June 30, 2021

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

During the second quarter of 2021, we fully repaid the remaining balance outstanding under our Senior Notes due 2025 using a portion of the proceeds received from the sales of our operations in Australia and New Zealand and Brazil. In connection with the debt repayment, the Company recorded a loss on debt extinguishment of $77.9 million, related to the redemption premium paid and the write off of the unamortized deferred financing costs associated with the repaid debt balances. This loss is included in other non-operating expense in the tables below.

In November 2020, in connection with the signing of the sale agreement for our Brazil operations, the Company entered into six BRL-to-USD swap agreements to mitigate the risk of foreign currency exposure on the expected proceeds from the sale. The sale of our Brazil operations closed on May 28, 2021. On June 2, 2021, the Company settled the swap agreements, which resulted in a realized loss on derivatives of $24.5 million. This loss is included in other non-operating expense in the tables below.

Six Months Ended June 30, 2020

During the first quarter of 2020, the Company recorded an impairment charge of $3.8 million primarily related to the write-off of capitalized curriculum development costs for a program that the Company decided to stop developing.

During the second quarter of 2020, the Company recorded an impairment charge of approximately $23.8 million related to the Brazil E2G software assets that were recorded on the Corporate segment.

Comparison of Consolidated Results for the Three Months Ended June 30, 2021 and 2020

			% Change
			Better/(Worse)
(in millions)	2021	2020	2021 vs. 2020
Revenues	$327.6	$303.9	8%
Direct costs	213.3	207.8	(3)%
General and administrative expenses	49.4	43.1	(15)%
Loss on impairment of assets	7.2	23.8	70%
Operating income	57.7	29.1	98%
Interest expense, net of interest income	(13.0)	(25.4)	49%
Other non-operating expense	(147.3)	(6.5)	nm
Loss from continuing operations before income taxes	(102.7)	(2.8)	nm
Income tax expense	(13.2)	(8.7)	(52)%
Loss from continuing operations	(115.9)	(11.6)	nm
Income (loss) from discontinued operations, net of tax	86.7	(300.1)	129%
Net loss	(29.2)	(311.6)	91%
Net loss attributable to noncontrolling interests	0.2	3.8	95%
Net loss attributable to Laureate Education, Inc.	$(29.0)	$(307.8)	91%
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see “Discussion of Significant Items Affecting the Consolidated Results.”

Comparison of Consolidated Results for the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

Revenues increased by $23.7 million to $327.6 million for the three months ended June 30, 2021 (the 2021 fiscal quarter) from $303.9 million for the three months ended June 30, 2020 (the 2020 fiscal quarter). Average total organic enrollment at a majority of our institutions increased during the 2021 fiscal quarter, mainly in the Peru segment, increasing revenues by $26.7 million compared to the 2020 fiscal quarter. Additionally, the effect of changes in tuition rates and enrollments in programs at varying price points (product mix), pricing and timing increased revenues by $0.9 million compared to the 2020 fiscal quarter. Other Corporate and Eliminations changes accounted for an increase in revenues of $0.2 million. These increases in revenues were partially offset by the effect of a net change in foreign currency exchange rates, which decreased revenues by $4.1 million, driven by the weakening of the Peruvian Nuevo Sol against the USD.

Direct costs and general and administrative expenses combined increased by $11.8 million to $262.7 million for the 2021 fiscal quarter from $250.9 million for the 2020 fiscal quarter. The effect of a net change in foreign currency exchange rates increased costs by $6.2 million. The effect of operational changes increased costs by $5.8 million, which primarily represents the net effect of increased operating costs in Peru attributable to higher enrollment and higher amortization expense at Corporate, mostly related to the amortization of the finite-lived tradename, partially offset by a decrease in EiP expenses. Additionally, changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets resulted in a year-over-year increase in direct costs of $0.7 million. These increases in direct costs were partially offset by other Corporate and Eliminations expenses, which accounted for a decrease in costs of $0.9 million.

Operating income increased by $28.6 million to $57.7 million for the 2021 fiscal quarter from $29.1 million for the 2020 fiscal quarter. This increase was primarily driven by higher operating income in our Peru segment during the 2021 fiscal quarter, combined with lower impairment charges compared to the 2020 fiscal quarter.

Interest expense, net of interest income decreased by $12.4 million to $13.0 million for the 2021 fiscal quarter from $25.4 million for the 2020 fiscal quarter. The decrease in interest expense was primarily attributable to lower average debt balances as a result of debt repayments.

Other non-operating expense increased by $140.8 million to $147.3 million for the 2021 fiscal quarter from $6.5 million for the 2020 fiscal quarter. This increase was primarily attributable to: (1) a loss on debt extinguishment of $77.9 million during the 2021 fiscal quarter in connection with the repayment of the Senior Notes due 2025; (2) an increase in loss on derivative instruments of $52.4 million, driven by settlement of foreign currency swap agreements in connection with the sale of our Brazil operations during the 2021 fiscal quarter; and (3) an increase in loss on foreign currency exchange of $10.8 million. These increases in other non-operating expense were partially offset by a decrease in other non-operating expense of $0.3 million.

Income tax expense increased by $4.5 million to $13.2 million for the 2021 fiscal quarter from $8.7 million for the 2020 fiscal quarter. This increase in income tax expense was primarily due to changes in the mix of pre-tax book income attributable to taxable and non-taxable entities in various taxing jurisdictions.

Income (loss) from discontinued operations, net of tax changed by $386.8 million to an income of $86.7 million for the 2021 fiscal quarter from a loss of $(300.1) million for the 2020 fiscal quarter. This change was primarily driven by the $418.0 million impairment charge for Chile recorded during the 2020 fiscal quarter. See Overview for further detail on results of the Discontinued Operations.

Comparison of Consolidated Results for the Six Months Ended June 30, 2021 and 2020

			% Change
			Better/(Worse)
(in millions)	2021	2020	2021 vs. 2020
Revenues	$522.3	$496.2	5%
Direct costs	395.2	428.4	8%
General and administrative expenses	92.0	88.2	(4)%
Loss on impairment of assets	63.9	27.5	(132)%
Operating loss	(28.7)	(47.9)	40%
Interest expense, net of interest income	(35.9)	(50.1)	28%
Other non-operating (expense) income	(89.8)	71.1	nm
Loss from continuing operations before income taxes and equity in net income of affiliates	(154.4)	(27.0)	nm
Income tax (expense) benefit	(126.0)	221.3	(157)%
Equity in net income of affiliates, net of tax	—	0.2	(100)%
(Loss) income from continuing operations	(280.4)	194.5	nm
Income (loss) from discontinued operations, net of tax	86.2	(407.8)	121%
Net loss	(194.2)	(213.3)	9%
Net loss attributable to noncontrolling interests	0.2	5.1	96%
Net loss attributable to Laureate Education, Inc.	$(193.9)	$(208.2)	7%
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see “Discussion of Significant Items Affecting the Consolidated Results.”

Comparison of Consolidated Results for the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Revenues increased by $26.1 million to $522.3 million for the six months ended June 30, 2021 (the 2021 fiscal period) from $496.2 million for the six months ended June 30, 2020 (the 2020 fiscal period). The effect of product mix, pricing and timing increased revenues by $34.9 million for the 2021 fiscal period. Average total organic enrollment was higher at our institutions in Peru, partially offset by lower average enrollment in Mexico, increasing revenues by $1.4 million compared to the 2020 fiscal period. Other Corporate and Eliminations changes accounted for an increase in revenues of $0.4 million. These increases in revenues were partially offset by the effect of a net change in foreign currency exchange rates, which decreased revenues by $10.6 million, as a result of the weakening of the Peruvian Nuevo Sol.

Direct costs and general and administrative expenses combined decreased by $29.4 million to $487.2 million for the 2021 fiscal period from $516.6 million for the 2020 fiscal period. The effect of operational changes decreased direct costs by $27.9 million, mainly driven by cost-saving initiatives, partially offset by higher amortization expense at Corporate, mostly related to the amortization of the finite-lived tradename. The effect of a net change in foreign currency exchange rates decreased costs by $1.5 million. Other Corporate and Eliminations expenses accounted for a decrease in costs of $7.5 million in the 2021 fiscal period, related to cost-reduction efforts. Partially offsetting these decreases in direct costs were changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets, which resulted in a year-over-year increase in direct costs of $7.5 million.

Operating loss decreased by $19.2 million to $28.7 million for the 2021 fiscal period from $47.9 million for the 2020 fiscal period. This decrease was primarily a result of higher operating income at our Peru segment, partially offset by higher operating loss at our Mexico segment and higher impairment charges during the 2021 fiscal period.

Interest expense, net of interest income decreased by $14.2 million to $35.9 million for the 2021 fiscal period from $50.1 million for the 2020 fiscal period. The decrease in interest expense was primarily attributable to lower average debt balances as a result of debt repayments.

Other non-operating (expense) income changed by $160.9 million to an expense of $(89.8) million for the 2021 fiscal period from an income of $71.1 million for the 2020 fiscal period. This change was attributable to: (1) a loss on debt extinguishment of $77.9 million during the 2021 fiscal period in connection with the repayment of the Senior Notes due 2025; (2) an increase in loss on derivative instruments of $23.9 million, driven by settlement of foreign currency swap agreements in connection with the sale of Brazil operations during the 2021 fiscal period; and (3) less gain on foreign currency exchange of $61.3 million. These increases in other non-operating expense were partially offset by a loss on disposal of subsidiaries of $1.8 million during the 2020 fiscal period, combined with the year-over-year effect of other non-operating expense of $0.4 million during the 2020 fiscal period.

Income tax (expense) benefit changed by $347.3 million to an expense of $(126.0) million for the 2021 fiscal period from a benefit of $221.3 million for the 2020 fiscal period. This change was primarily attributable to a nonrecurring discrete tax benefit of approximately $222 million that was recognized during the 2020 fiscal period related to the tax-basis step up of certain intellectual property that became subject to Dutch taxation in the Netherlands and tax expense of approximately $46.5 million related to increases to income tax reserves in the 2021 fiscal period with the majority of the remaining difference attributable to the change in pretax earnings.

Income (loss) from discontinued operations, net of tax changed by $494.0 million to an income of $86.2 million for the 2021 fiscal period from a loss of $(407.8) million for the 2020 fiscal period. This change was primarily driven by the $418.0 million impairment charge for Chile recorded during the 2020 fiscal period. See Overview for further detail on results of the Discontinued Operations.

Net loss attributable to noncontrolling interests decreased by $4.9 million to $0.2 million for the 2021 fiscal period from $5.1 million for the 2020 fiscal period, which was primarily related to our previous joint venture in Saudi Arabia.

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

The following table presents Adjusted EBITDA and reconciles loss from continuing operations to Adjusted EBITDA for the three months ended June 30, 2021 and 2020:

			% Change
			Better/(Worse)
(in millions)	2021	2020	2021 vs. 2020
Loss from continuing operations	$(115.9)	$(11.6)	nm
Plus:
Income tax expense	13.2	8.7	(52)%
Loss from continuing operations before income taxes	(102.7)	(2.8)	nm
Plus:
Foreign currency exchange loss, net	15.5	4.7	nm
Other expense, net	0.1	0.4	75%
Loss on derivatives	53.8	1.4	nm
Loss on debt extinguishment	77.9	—	nm
Interest expense	13.5	25.7	47%
Interest income	(0.5)	(0.3)	67%
Operating income	57.7	29.1	98%
Plus:
Depreciation and amortization	27.0	18.1	(49)%
EBITDA	84.7	47.2	79%
Plus:
Share-based compensation expense (a)	2.6	3.7	30%
Loss on impairment of assets (b)	7.2	23.8	70%
EiP implementation expenses (c)	12.6	19.3	35%
Adjusted EBITDA	$107.1	$94.1	14%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”
(b) Represents non-cash charges related to impairments of long-lived assets. For further details, see “Discussion of Significant Items Affecting the Consolidated Results for the Six Months Ended June 30, 2021.”
(c) EiP implementation expenses are related to our enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs), as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also includes other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure, an enterprise-wide program aimed at revenue growth, and certain non-recurring costs incurred in connection with the planned and completed dispositions.

Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Three Months Ended June 30, 2021 and 2020

Depreciation and amortization increased by $8.9 million to $27.0 million for the 2021 fiscal quarter from $18.1 million for the 2020 fiscal quarter. This increase was primarily attributable to amortization of Laureate’s tradename which, during the third quarter of 2020, changed from being an indefinite-lived intangible asset to being a finite-lived intangible asset. When combined with other items, this change increased depreciation and amortization by $8.5 million. Additionally, the effects of foreign currency exchange increased depreciation and amortization expense by $0.4 million for the 2021 fiscal quarter.

Share-based compensation expense decreased by $1.1 million to $2.6 million for the 2021 fiscal quarter from $3.7 million for the 2020 fiscal quarter.

EiP implementation expenses decreased by $6.7 million to $12.6 million for the 2021 fiscal quarter from $19.3 million for the 2020 fiscal quarter. This decrease was primarily attributable to lower costs during the 2021 fiscal quarter associated with an enterprise-wide program aimed at revenue growth, combined with lower legal and consulting fees related to our divestiture activity.

The following table presents Adjusted EBITDA and reconciles (loss) income from continuing operations to Adjusted EBITDA for the six months ended June 30, 2021 and 2020:

			% Change
			Better/(Worse)
(in millions)	2021	2020	2021 vs. 2020
(Loss) income from continuing operations	$(280.4)	$194.5	nm
Plus:
Equity in net income of affiliates, net of tax	—	(0.2)	(100)%
Income tax expense (benefit)	126.0	(221.3)	(157)%
Loss from continuing operations before income taxes and equity in net income of affiliates	(154.4)	(27.0)	nm
Plus:
Loss on disposal of subsidiaries, net	—	1.8	100%
Foreign currency exchange gain, net	(12.7)	(74.0)	(83)%
Other expense, net	—	0.5	100%
Loss on derivatives	24.5	0.6	nm
Loss on debt extinguishment	77.9	—	nm
Interest expense	37.1	51.0	27%
Interest income	(1.2)	(0.9)	33%
Operating loss	(28.7)	(47.9)	40%
Plus:
Depreciation and amortization	49.7	37.8	(31)%
EBITDA	21.0	(10.1)	nm
Plus:
Share-based compensation expense (a)	4.0	5.3	25%
Loss on impairment of assets (b)	63.9	27.5	(132)%
EiP implementation expenses (c)	27.9	42.1	34%
Adjusted EBITDA	$116.8	$64.7	81%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”
(b) Represents non-cash charges related to impairments of long-lived assets. For further details, see “Discussion of Significant Items Affecting the Consolidated Results for the Six Months Ended June 30, 2021.”
(c) EiP implementation expenses are related to our enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs), as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also includes other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure, an enterprise-wide program aimed at revenue growth, and certain non-recurring costs incurred in connection with the planned and completed dispositions.
Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Six Months Ended June 30, 2021 and 2020
Depreciation and amortization increased by $11.9 million to $49.7 million for the 2021 fiscal period from $37.8 million for the 2020 fiscal period. This increase was primarily attributable to amortization of Laureate’s tradename which, during the third quarter of 2020, changed from being an indefinite-lived intangible asset to being a finite-lived intangible asset. When combined with other items, this change increased depreciation and amortization by $12.2 million. Partially offsetting this increase was the effect of foreign currency exchange, which decreased depreciation and amortization expense by $0.3 million for the 2021 fiscal period.

Share-based compensation expense decreased by $1.3 million to $4.0 million for the 2021 fiscal period from $5.3 million for the 2020 fiscal period.

EiP implementation expenses decreased by $14.2 million to $27.9 million for the 2021 fiscal period from $42.1 million for the 2020 fiscal period. This decrease was primarily attributable to lower costs during the 2021 fiscal period associated with an enterprise-wide program aimed at revenue growth, combined with lower severance costs and lower legal and consulting fees related to our divestiture activity.

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

The following table, derived from our consolidated financial statements included elsewhere in this Form 10-Q, presents selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended June 30,	2021	2020	2021 vs. 2020
Revenues:
Mexico	$124.3	$114.9	8%
Peru	201.7	187.6	8%
Corporate	1.6	1.4	14%
Consolidated Total Revenues	$327.6	$303.9	8%

Adjusted EBITDA:
Mexico	$17.2	$19.7	(13)%
Peru	113.6	99.2	15%
Corporate	(23.7)	(24.8)	4%
Consolidated Total Adjusted EBITDA	$107.1	$94.1	14%

(in millions)			% Change
			Better/(Worse)
For the six months ended June 30,	2021	2020	2021 vs. 2020
Revenues:
Mexico	$259.7	$269.1	(3)%
Peru	259.2	224.1	16%
Corporate	3.4	3.0	13%
Consolidated Total Revenues	$522.3	$496.2	5%

Adjusted EBITDA:
Mexico	$34.5	$43.0	(20)%
Peru	125.2	72.5	73%
Corporate	(42.9)	(50.8)	16%
Consolidated Total Adjusted EBITDA	$116.8	$64.7	81%

Mexico

Financial Overview

Comparison of Mexico Results for the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2020	$114.9	$95.2	$19.7
Organic enrollment (1)	(1.8)
Product mix, pricing and timing (1)	(6.2)
Organic constant currency	(8.0)	(3.8)	(4.2)
Foreign exchange	17.4	15.0	2.4
Dispositions	—	—	—
Other (2)	—	0.7	(0.7)
June 30, 2021	$124.3	$107.1	$17.2
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $9.4 million, an 8% increase from the 2020 fiscal quarter.
•Organic enrollment decreased during the fiscal quarter by 1%, decreasing revenues by $1.8 million.
•The decrease in revenues from product mix, pricing and timing was mainly due to an increase in discounts and scholarships as a percentage of revenues.
•Revenues represented 38% of our consolidated total revenues for both the 2021 and 2020 fiscal quarters.

Adjusted EBITDA decreased by $2.5 million, a 13% decrease from the 2020 fiscal quarter.

Comparison of Mexico Results for the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2020	$269.1	$226.1	$43.0
Organic enrollment (1)	(10.4)
Product mix, pricing and timing (1)	(13.9)
Organic constant currency	(24.3)	(19.7)	(4.6)
Foreign exchange	14.9	11.3	3.6
Dispositions	—	—	—
Other (2)	—	7.5	(7.5)
June 30, 2021	$259.7	$225.2	$34.5
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues decreased by $9.4 million, a 3% decrease from the 2020 fiscal period.
•Organic enrollment decreased during the 2021 fiscal period by 4%, decreasing revenues by $10.4 million.
•The decrease in revenues from product mix, pricing and timing was mainly due to an increase in discounts and scholarships as a percentage of revenues.
•Revenues represented 50% of our consolidated total revenues for the 2021 fiscal period, compared to 54% for the 2020 fiscal period.

Adjusted EBITDA decreased by $8.5 million, a 20% decrease from the 2020 fiscal period.

Peru

Financial Overview

Comparison of Peru Results for the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2020	$187.6	$88.4	$99.2
Organic enrollment (1)	28.5
Product mix, pricing and timing (1)	7.1
Organic constant currency	35.6	8.9	26.7
Foreign exchange	(21.5)	(9.2)	(12.3)
Dispositions	—	—	—
Other	—	—	—
June 30, 2021	$201.7	$88.1	$113.6
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $14.1 million, an 8% increase from the 2020 fiscal quarter.
•Organic enrollment increased during the 2021 fiscal quarter by 16%, increasing revenues by $28.5 million.
•Revenue represented 62% of our consolidated total revenues for both the 2021 and 2020 fiscal quarters.

Adjusted EBITDA increased by $14.4 million, a 15% increase from the 2020 fiscal quarter.

Comparison of Peru Results for the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2020	$224.1	$151.6	$72.5
Organic enrollment (1)	11.8
Product mix, pricing and timing (1)	48.8
Organic constant currency	60.6	(5.1)	65.7
Foreign exchange	(25.5)	(12.5)	(13.0)
Dispositions	—	—	—
Other	—	—	—
June 30, 2021	$259.2	$134.0	$125.2
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $35.1 million, a 16% increase from the 2020 fiscal period.
•Organic enrollment increased during the 2021 fiscal period by 5%, increasing revenues by $11.8 million.
•The increase in revenues from product mix, pricing and timing was driven by a combination of pricing increases and more weeks of revenue recognition during the 2021 fiscal period compared to the 2020 fiscal period due to the academic calendar timing.
•Revenue represented 50% of our consolidated total revenues for the 2021 fiscal period compared to 46% for the 2020 fiscal period.

Adjusted EBITDA increased by $52.7 million, a 73% increase from the 2020 fiscal period.

Corporate

Corporate revenues primarily include our transition services agreements related to divestitures and centralized IT costs charged to other business units, partially offset by the elimination of intersegment revenues.

Comparison of Corporate Results for the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

			% Change
			Better/(Worse)
(in millions)	2021	2020	2021 vs. 2020
Revenues	$1.6	$1.4	14%
Expenses	25.3	26.2	3%
Adjusted EBITDA	$(23.7)	$(24.8)	4%
Adjusted EBITDA increased by $1.1 million, a 4% increase from the 2020 fiscal quarter.
•Cost-reduction efforts led to reduced labor costs and other professional fees, decreasing expenses by $3.5 million compared to the 2020 fiscal quarter.
•Other items accounted for a decrease in Adjusted EBITDA of $2.4 million.

Comparison of Corporate Results for the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

			% Change
			Better/(Worse)
(in millions)	2021	2020	2021 vs. 2020
Revenues	$3.4	$3.0	13%
Expenses	46.3	53.8	14%
Adjusted EBITDA	$(42.9)	$(50.8)	16%

Adjusted EBITDA increased by $7.9 million, a 16% increase from the 2020 fiscal period.
•Cost-reduction efforts led to reduced labor costs and other professional fees, decreasing expenses by $12.0 million compared to the 2020 fiscal period.
•Other items accounted for a decrease in Adjusted EBITDA of $4.1 million.

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

As of June 30, 2021, our secondary source of liquidity was cash and cash equivalents of $427.1 million, which does not include $105.2 million of cash recorded at subsidiaries that are classified as held for sale at June 30, 2021. Our cash accounts are maintained with high-quality financial institutions with no significant concentration in any one institution.

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

Completed Sale Transactions

On March 8, 2021, we completed the divestiture of our operations in Honduras and received proceeds of approximately $24.0 million, net of cash sold and closing costs.

On January 25, 2018, we completed the sale of LEI Lie Ying Limited in China. At the closing of the sale, a portion of the total transaction value was paid into an escrow account, to be distributed to the Company pursuant to the terms and conditions of the escrow agreement. In April 2021, the Company received the final balance from the escrow account, which was approximately $21.7 million at the date of receipt.

On May 28, 2021, we completed the sale of our operations in Brazil and received proceeds of approximately $625.5 million, net of cash sold, transaction fees and settlement of foreign currency swaps. The Company used a portion of the proceeds to repay the remaining balance outstanding under its Senior Notes due 2025.

Pending Sale Transaction

On September 11, 2020, the Company entered into a sale agreement to sell its operation of Walden University, LLC, (Walden University) for a purchase price of $1,480.0 million in cash, subject to certain adjustments set forth in the sale agreement. The closing of this transaction is expected to occur during the third quarter of 2021 and is subject to customary closing conditions, including regulatory approval by the U.S. Department of Education and the Higher Learning Commission and required antitrust approvals. Following completion of the sale, the restricted cash that is held to collateralize the letters of credit in favor of the DOE will be released and reclassified to cash and cash equivalents.

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $106.8 million and $117.2 million as of June 30, 2021 and December 31, 2020, respectively.

Indefinite Reinvestment of Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As part of our business strategies, we have determined that, except for one of our institutions in Peru, all earnings from our foreign continuing operations will be deemed indefinitely reinvested outside of the United States. As of June 30, 2021, $164.3 million of our total $427.1 million of cash and cash equivalents were held by foreign subsidiaries. These amounts above do not include $105.2 million of cash recorded at subsidiaries that are classified as held for sale at June 30, 2021. As of December 31, 2020, $127.7 million of our total $750.1 million of cash and cash equivalents were held by foreign subsidiaries. These amounts above do not include $270.2 million of cash recorded at subsidiaries that were classified as held for sale at December 31, 2020, of which $66.4 million was held by foreign subsidiaries.

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

Debt

As of June 30, 2021, our debt obligations included lines of credit and short-term borrowing arrangements of subsidiaries, mortgages payable and notes payable, which totaled $130.0 million. In addition, our finance lease obligations and sale-leaseback financings were $48.8 million.

Senior Secured Credit Facility

Our Senior Secured Credit Facility consists of the revolving credit facility, which provides for borrowings of $410.0 million. As of both June 30, 2021 and December 31, 2020, there was no balance outstanding under our Senior Secured Credit Facility.

Covenants

Under the Third A&R Credit Agreement, we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant (a leverage ratio covenant), as defined in the Third A&R Credit Agreement, unless certain conditions are satisfied. As of June 30, 2021, those conditions were satisfied and, therefore, we were not subject to the leverage ratio. The maximum ratio, as defined, is 3.50x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. In addition, indebtedness at some of our locations contain financial maintenance covenants and we were in compliance with those covenants as June 30, 2021.

Senior Notes

During the second quarter of 2021, we fully repaid the remaining balance outstanding under our Senior Notes due 2025 using a portion of the proceeds received from the sales of our operations in Australia and New Zealand and Brazil.

Leases

We conduct a significant portion of our operations from leased facilities. These facilities include our corporate headquarters, other office locations, and many of our higher education facilities. As discussed in Note 9, Leases, in our consolidated financial statements included elsewhere in this Form 10-Q, we have significant liabilities recorded related to our leased facilities, which will require future cash payments. As of June 30, 2021 and December 31, 2020, the present value of operating lease liabilities was $479.6 million and $519.1 million, respectively. These amounts exclude operating lease liabilities for our Discontinued Operations of $19.6 million and $151.4 million as of June 30, 2021 and December 31, 2020, respectively.

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

Our total capital expenditures for our Continuing and Discontinued Operations, excluding receipts from the sale of subsidiaries and property equipment, were $25.0 million and $57.5 million during the six months ended June 30, 2021 and 2020, respectively. The 57% decrease in capital expenditures was primarily due to the completed divestitures, as well as a targeted reduction and deferral across all business lines to preserve cash as a result of the COVID-19 pandemic.

Laureate Education, Inc. Deferred Compensation Plan

During the first quarter of 2021, the Company’s board of directors approved the termination of a deferred compensation plan for certain executive employees and members of our board of directors, with such termination effective April 1, 2021. The Company expects that the participants will receive a distribution payout of their account balances under the terms of the plan in April 2022. As of June 30, 2021, the total plan assets were $1.9 million and the total plan liabilities were $5.1 million. The Company plans to fund the difference between the assets and the liabilities with operating cash flows.

Stock Repurchase Program

On November 5, 2020, Laureate’s board of directors approved a new stock repurchase program to acquire up to $300 million of the Company’s Class A common stock. On April 30, 2021, the Laureate’s board of directors approved an increase of the above authorization to repurchase shares of the Company’s Class A common stock by $200 million, for a total authorization (including the above authorized repurchases) of up to $500 million of the Company’s Class A common stock. The Company’s repurchases may be made on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s board of directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. As of June 30, 2021, the approximate dollar value of shares yet to be purchased under this stock repurchase program was $183.8 million. The Company expects to finance the remaining repurchases with free cash flow, from excess cash and liquidity on-hand, or from its revolving credit facility, or a combination thereof.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2021 and 2020:

(in millions)	2021	2020
Cash provided by (used in):
Operating activities	$17.9	$61.4
Investing activities	650.0	(35.0)
Financing activities	(1,162.7)	263.4
Effects of exchange rates changes on cash	(3.4)	(3.9)
Change in cash included in current assets held for sale	164.9	(66.5)
Net change in cash and cash equivalents and restricted cash	$(333.4)	$219.3

Comparison of Cash Flows for the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Operating Activities
Cash provided by operating activities decreased by $43.5 million to $17.9 million for the 2021 fiscal period, from $61.4 million for the 2020 fiscal period. This decrease in operating cash was primarily attributable to the net effect of changes in working capital and the divestiture of subsidiaries that contributed positive operating cash flows during the 2020 fiscal period, which accounted for the year-over-year decrease in operating cash flow of approximately $16.1 million. Additionally, cash paid for taxes increased by $32.6 million, from $47.4 million for the 2020 fiscal period to $80.0 million for the 2021 fiscal period, primarily related to the payment of withholding taxes for intercompany loans that were capitalized during the 2021 fiscal period. These decreases in operating cash flow were partially offset by a decrease in cash paid for interest of $5.2 million, from $62.1 million for the 2020 fiscal period to $56.9 million for the 2021 fiscal period, attributable to lower average debt balances.

Investing Activities

Cash flows from investing activities increased by $685.0 million to investing cash inflow of $650.0 million for the 2021 fiscal period from investing cash outflow of $(35.0) million for the 2020 fiscal period. This increase in investing cash was attributable to higher cash receipts from the sales of Discontinued Operations of $702.8 million, from $22.5 million during the 2020 fiscal period (for the net effect of the sales of NSAD and our operations in Costa Rica, the receipt of a sale deposit for our Malaysia operations, and the receipt of a portion of the escrow receivable balance related to the 2018 sale of our China operations) to $725.3 million, net, during the 2021 fiscal period (primarily for the sale our operations in Honduras and Brazil, and the receipt of portions of the purchase prices that were withheld in connection to the 2018 sale of our China operations and the 2020 sale of our Malaysia operations). In addition, cash used for capital expenditures decreased $32.5 million compared to the 2020 fiscal period. These increases in investing cash were partially offset by payments of $50.3 million for derivative instruments related to foreign exchange swap agreements associated with the sale of our Brazil operations.

Financing Activities

Cash flows from financing activities decreased by $1,426.1 million to a financing cash outflow of $(1,162.7) million for the 2021 fiscal period from a financing cash inflow of $263.4 million for the 2020 fiscal period. This decrease in financing cash was attributable to: (1) net payments of long-term debt during the 2021 fiscal period, mainly the repayment in full of the balance outstanding under the Senior Notes due 2025, compared to net proceeds of long-term debt during the 2020 fiscal period, related to the full draw down on our $410.0 million revolving credit facility in the 2020 fiscal period in order to increase our cash position and preserve financial flexibility in response to the COVID-19 pandemic, for a change of $1,146.4 million; (2) higher payments during the 2021 fiscal period of $222.2 million to repurchase shares of our Class A common stock under our stock repurchase program; (3) payments of call premiums of $33.0 million associated with the redemption of the Senior Notes due 2025 during the 2021 fiscal period; and (4) the year-over-year effect of proceeds from the exercise of common stock options of $26.3 million during the 2020 fiscal period. These decreases in financing cash were partially offset by payments of deferred purchase price for acquisitions during the 2020 fiscal period of $1.9 million. Other items accounted for the remaining difference of $0.1 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2020 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2020 Form 10-K. During the six months ended June 30, 2021, there were no significant changes to our critical accounting policies. We will continue to monitor the effect to the Company of the COVID-19 pandemic and assess whether any changes to our accounting estimates are warranted as additional information becomes available.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Form 10-K”) and Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (our “Q1 2021 Form 10-Q”) for information regarding material pending legal proceedings. Except as set forth therein and below, there have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

On July 22, 2021, the Spanish National Court issued a decision on the Company’s appeal regarding the Spanish Taxing Authority’s (STA) audits of Iniciativas Culturales de España, S.L. (ICE), our former Spanish holding company, for the fiscal years 2006-2007 and 2008-2010. Based on our understanding of the decision, the matter is not yet resolved in favor of either the Company or the STA. The National Court decision can be appealed by the Company or the STA. The Company is evaluating its options, including an appeal to the Spanish Supreme Court, and awaiting further actions by the STA in reaction to the court decision.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in “Item 1A. Risk Factors” in our 2020 Form 10-K.

In addition to the information set forth in this report, you should consider the risk factors disclosed in our 2020 Form 10-K. Furthermore, the impact of COVID-19 may exacerbate other risks discussed in our 2020 Form 10-K and Q1 2021 Form 10-Q, any one of which could have a material adverse effect on our business, financial condition, cash flows and results of operations. The situation continues to evolve, and additional impacts may arise of which we are not currently aware.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (in thousands, except per share amounts)

The following table provides a summary of the Company’s purchases of its Class A common stock during the three months ended June 30, 2021 pursuant to the Company’s authorized stock repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares yet to be purchased under the plans or programs (1)
4/1/21 - 4/30/21	2,734	$12.95	2,734	$254,072
5/1/21 - 5/31/21	3,003	14.23	3,003	211,330
6/1/21 - 6/30/21	1,811	15.18	1,811	183,848
Total	7,548	$14.00	7,548	$183,848

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

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Special Retention/Transaction Bonus Letter, dated June 1, 2021, between Laureate Education, Inc. and Paula Singer
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ RICHARD M. BUSKIRK
Richard M. Buskirk
Senior Vice President and Chief Financial Officer
Date: August 5, 2021

/s/ GERARD M. KNAUER
Gerard M. Knauer
Vice President, Accounting and Global Controller
Date: August 5, 2021