Form 10-Q
period 2021-09-30
LAUREATE EDUCATION, INC.
filed 2021-11-04
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2021
Class A common stock, par value $0.004 per share	114,983,272 shares
Class B common stock, par value $0.004 per share	66,353,456 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended September 30,	2021	2020
	(Unaudited)	(Unaudited)
Revenues	$267,691	$243,523
Costs and expenses:
Direct costs	181,978	185,758
General and administrative expenses	47,315	52,603
Loss on impairment of assets	3,292	323,397
Operating income (loss)	35,106	(318,235)
Interest income	1,268	684
Interest expense	(3,736)	(24,703)
Other (expense) income, net	(46)	1,300
Foreign currency exchange gain (loss), net	6,085	(2,907)
(Loss) gain on disposal of subsidiaries, net	(949)	622
Income (loss) from continuing operations before income taxes	37,728	(343,239)
Income tax (expense) benefit	(48,118)	72,199
Loss from continuing operations	(10,390)	(271,040)
Income (loss) from discontinued operations, net of tax expense of $248,838 and $103,794, respectively	370,527	(513,390)
Net income (loss)	360,137	(784,430)
Net loss (income) attributable to noncontrolling interests	269	(12)
Net income (loss) attributable to Laureate Education, Inc.	$360,406	$(784,442)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.06)	$(1.29)
Income (loss) from discontinued operations	2.00	(2.44)
Basic and diluted earnings (loss) per share	$1.94	$(3.73)

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the nine months ended September 30,	2021	2020
	(Unaudited)	(Unaudited)
Revenues	$789,971	$739,698
Costs and expenses:
Direct costs	577,141	614,125
General and administrative expenses	139,270	140,812
Loss on impairment of assets	67,161	350,939
Operating income (loss)	6,399	(366,178)
Interest income	2,456	1,594
Interest expense	(40,795)	(75,698)
Loss on debt extinguishment	(77,940)	—
Loss on derivatives	(24,517)	(626)
Other (expense) income, net	(67)	814
Foreign currency exchange gain, net	18,749	71,074
Loss on disposal of subsidiaries, net	(922)	(1,178)
Loss from continuing operations before income taxes and equity in net income of affiliates	(116,637)	(370,198)
Income tax (expense) benefit	(174,163)	293,514
Equity in net income of affiliates, net of tax	—	181
Loss from continuing operations	(290,800)	(76,503)
Income (loss) from discontinued operations, net of tax expense of $257,440 and $95,568, respectively	456,770	(921,239)
Net income (loss)	165,970	(997,742)
Net loss attributable to noncontrolling interests	508	5,092
Net income (loss) attributable to Laureate Education, Inc.	$166,478	$(992,650)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(1.51)	$(0.36)
Income (loss) from discontinued operations	2.37	(4.36)
Basic and diluted earnings (loss) per share	$0.86	$(4.72)

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended September 30,	2021	2020
	(Unaudited)	(Unaudited)
Net income (loss)	$360,137	$(784,430)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax of $0 for both periods	(22,627)	326,342
Total other comprehensive (loss) income	(22,627)	326,342
Comprehensive income (loss)	337,510	(458,088)
Net comprehensive loss attributable to noncontrolling interests	248	62
Comprehensive income (loss) attributable to Laureate Education, Inc.	$337,758	$(458,026)

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the nine months ended September 30,	2021	2020
	(Unaudited)	(Unaudited)
Net income (loss)	$165,970	$(997,742)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	428,055	10,260
Minimum pension liability adjustment, net of tax of $0 for both periods	(141)	(932)
Total other comprehensive income	427,914	9,328
Comprehensive income (loss)	593,884	(988,414)
Net comprehensive loss attributable to noncontrolling interests	507	4,475
Comprehensive income (loss) attributable to Laureate Education, Inc.	$594,391	$(983,939)

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,856,856	$750,147
Restricted cash	104,999	117,151
Receivables:
Accounts and notes receivable	113,844	138,738
Other receivables	101,736	49,835
Allowance for doubtful accounts	(55,724)	(76,694)
Receivables, net	159,856	111,879
Income tax receivable	13,693	14,564
Prepaid expenses and other current assets	29,140	15,079
Current assets held for sale	5,302	434,966
Total current assets	2,169,846	1,443,786
Property and equipment:
Land	114,939	126,228
Buildings	320,959	351,480
Furniture, equipment and software	475,802	494,079
Leasehold improvements	120,392	121,683
Construction in-progress	7,865	7,254
Accumulated depreciation and amortization	(546,528)	(522,240)
Property and equipment, net	493,429	578,484
Operating lease right-of-use assets, net	409,102	462,767
Goodwill	559,283	574,832
Tradenames	150,610	225,573
Deferred costs, net	8,150	17,623
Deferred income taxes	61,685	130,567
Other assets	47,290	54,793
Long-term assets held for sale	14,961	1,482,469
Total assets	$3,914,356	$4,970,894

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	September 30, 2021	December 31, 2020
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$31,986	$41,073
Accrued expenses	66,553	95,743
Accrued compensation and benefits	82,420	64,089
Deferred revenue and student deposits	68,300	47,180
Current portion of operating leases	45,710	44,631
Current portion of long-term debt and finance leases	49,918	95,818
Income taxes payable	271,052	29,682
Derivative instruments	—	17,680
Special cash distribution payable	1,271,790	—
Other current liabilities	21,014	15,109
Current liabilities held for sale	6,728	353,550
Total current liabilities	1,915,471	804,555
Long-term operating leases, less current portion	413,777	474,507
Long-term debt and finance leases, less current portion	111,815	899,898
Deferred compensation	12,126	13,425
Income taxes payable	56,768	36,078
Deferred income taxes	137,163	86,368
Derivative instruments	—	8,144
Other long-term liabilities	27,671	33,555
Long-term liabilities held for sale	9,892	348,706
Total liabilities	2,684,683	2,705,236
Redeemable noncontrolling interests and equity	1,714	1,724
Stockholders' equity:
Preferred stock, par value $0.001 per share – 49,889 shares authorized as of September 30, 2021 and December 31, 2020, respectively, no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A common stock, par value $0.004 per share – 700,000 shares authorized, 162,085 shares issued and 114,983 shares outstanding as of September 30, 2021 and 137,162 shares issued and 115,119 shares outstanding as of December 31, 2020	648	548
Class B common stock, par value $0.004 per share – 175,000 shares authorized, 66,354 shares issued and outstanding as of September 30, 2021 and 90,792 shares issued and outstanding as of December 31, 2020	265	363
Additional paid-in capital	2,494,856	3,760,029
Accumulated deficit	(10,445)	(176,822)
Accumulated other comprehensive loss	(514,073)	(941,986)
Treasury stock at cost (47,102 shares held at September 30, 2021 and 22,043 shares held at December 31, 2020)	(729,902)	(365,316)
Total Laureate Education, Inc. stockholders' equity	1,241,349	2,276,816
Noncontrolling interests	(13,390)	(12,882)
Total stockholders' equity	1,227,959	2,263,934
Total liabilities and stockholders' equity	$3,914,356	$4,970,894

The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the nine months ended September 30,	2021	2020
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net income (loss)	$165,970	$(997,742)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,617	116,117
Amortization of operating lease right-of-use assets	35,797	68,229
Loss on impairment of assets	68,429	782,526
(Gain) loss on sales and disposal of subsidiaries and property and equipment, net	(625,532)	524,956
Loss on derivative instruments	24,517	626
Payments for settlement of derivative contracts	—	(626)
Loss on debt extinguishment	77,999	—
Non-cash interest expense	6,129	14,075
Interest paid on deferred purchase price for acquisitions	—	(3,969)
Non-cash share-based compensation expense	7,175	10,277
Bad debt expense	17,672	97,662
Deferred income taxes	267,551	(264,381)
Unrealized foreign currency exchange gain	(11,240)	(15,355)
Non-cash loss from non-income tax contingencies	11,976	3,375
Other, net	(71)	1,917
Changes in operating assets and liabilities:
Receivables	(9,632)	(325,106)
Prepaid expenses and other assets	(20,021)	(47,616)
Accounts payable and accrued expenses	(47,175)	(50,545)
Income tax receivable/payable, net	63,151	(56,875)
Deferred revenue and other liabilities	(54,272)	364,210
Net cash provided by operating activities	54,040	221,755
Cash flows from investing activities
Purchase of property and equipment	(27,578)	(62,347)
Expenditures for deferred costs	(5,371)	(11,955)
Receipts from sales of discontinued operations, net of cash sold, and property and equipment	2,137,673	40,148
Payments on derivatives related to sale of discontinued operations	(50,341)	—
Payments to related parties	—	(3)
Net cash provided by (used in) investing activities	2,054,383	(34,157)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	46,493	566,726
Payments on long-term debt	(933,213)	(298,664)
Payments of deferred purchase price for acquisitions	—	(5,680)
Proceeds from exercise of stock options	1,160	26,697
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(1,718)	(1,150)
Payments to repurchase common stock	(364,275)	(29,203)
Payments of call premiums and debt issuance costs	(32,980)	(726)
Distributions to noncontrolling interest holders	—	(609)
Net cash (used in) provided by financing activities	(1,284,533)	257,391
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	(14,360)	(13,448)
Change in cash included in current assets held for sale	285,027	218,298
Net change in Cash and cash equivalents and Restricted cash	1,094,557	649,839
Cash and cash equivalents and Restricted cash at beginning of period	867,298	97,817
Cash and cash equivalents and Restricted cash at end of period	$1,961,855	$747,656

The accompanying notes are an integral part of these consolidated financial statements.

Laureate Education, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands)
Note 1. Description of Business

Laureate Education, Inc. and subsidiaries (hereinafter Laureate, we, us, our, or the Company) provide higher education programs and services to students through licensed universities and higher education institutions (institutions). Laureate's programs are provided through institutions that are campus-based and internet-based, or through electronically distributed educational programs (online). In response to the COVID-19 pandemic, we have temporarily transitioned the educational delivery method at all of our campus-based institutions to be predominantly online and are leveraging our existing technologies and learning platforms to serve students outside of the traditional classroom setting.

We are domiciled in Delaware as a public benefit corporation, a demonstration of our long-term commitment to our mission to benefit our students and society. The Company completed its initial public offering (IPO) on February 6, 2017 and its shares are listed on the Nasdaq Global Select Market under the symbol “LAUR.”

Discontinued Operations

In 2017 and 2018, the Company announced the divestiture of certain subsidiaries located in Europe, Asia and Central America, which were included in the following segments: Peru (formerly Andean), Central America (formerly Central America & U.S. Campuses), and Rest of World. The goal of the divestitures was to create a more focused and simplified business model and generate proceeds to be used for further repayment of long-term debt. This represented a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, all of the divestitures that were part of this strategic shift, which have now been completed, were accounted for as Discontinued Operations for all periods presented in accordance with Accounting Standards Codification (ASC) 205-20, “Discontinued Operations” (ASC 205).

On January 27, 2020, we announced that our board of directors had authorized the Company to explore strategic alternatives for each of its businesses to unlock shareholder value. As a result of these efforts to explore strategic alternatives, during the third quarter of 2020, the Company announced that it had completed a sale of its operations in Chile and had signed agreements to sell its operations in Brazil, Australia and New Zealand, as well as Walden University, its fully online higher education institution in the United States. This also represented a strategic shift that had a major effect on the Company’s operations and financial results. As such, Chile, Brazil, Australia and New Zealand, and Walden also have been accounted for as Discontinued Operations for all periods presented in accordance with ASC 205. The sale of our operations in Australia and New Zealand was completed on November 3, 2020, the sale of our operations in Brazil was completed on May 28, 2021, and the sale of Walden University was completed on August 12, 2021. For Laureate’s institutions in Mexico and Peru, the board decided after a thorough evaluation of all strategic options, including a potential sale, to continue to operate these assets under Laureate management. Accordingly, Mexico and Peru represent our Continuing Operations. See Note 4, Discontinued Operations and Assets Held for Sale, and Note 5, Dispositions, for more information. Unless indicated otherwise, the information in the footnotes to the Consolidated Financial Statements relates to Continuing Operations.

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

Note 2. Significant Accounting Policies

COVID-19

The outbreak of COVID-19 has caused domestic and global disruption in operations for institutions of higher education. The long-term effect to the Company of the COVID-19 pandemic depends on numerous factors, including, but not limited to, the effect on student enrollment, tuition pricing, and collections in future periods, which cannot be fully quantified at this time. As of September 30, 2021 and through the date of this Form 10-Q, the Company evaluated its accounting estimates that require consideration of forecasted financial information, based on current information reasonably available to us. The forecast also includes certain estimates and assumptions around macroeconomic conditions and the timing of campuses reopening. While this evaluation did not result in a material effect to the Company’s Consolidated Financial Statements as of and for the nine months ended September 30, 2021, future evaluations could result in a material effect, including potential impairments, depending on the eventual impact to the Company of the COVID-19 pandemic and its effect on student enrollment, tuition pricing, and collections in future periods.

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

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the three months ended September 30, 2021 and 2020:

	Mexico	Peru	Corporate(1)	Total
2021
Tuition and educational services	$160,117	$129,715	$—	$289,832	108%
Other	25,813	12,959	3,309	42,081	16%
Gross revenue	185,930	142,674	3,309	331,913	124%
Less: Discounts / waivers / scholarships	(54,669)	(9,553)	—	(64,222)	(24)%
Total	$131,261	$133,121	$3,309	$267,691	100%
2020
Tuition and educational services	$141,897	$126,455	$—	$268,352	110%
Other	17,491	11,718	260	29,469	12%
Gross revenue	$159,388	$138,173	$260	$297,821	122%
Less: Discounts / waivers / scholarships	(43,439)	(10,859)	—	(54,298)	(22)%
Total	$115,949	$127,314	$260	$243,523	100%
(1) Includes the elimination of inter-segment revenues.

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the nine months ended September 30, 2021 and 2020:

	Mexico	Peru	Corporate(1)	Total
2021
Tuition and educational services	$483,854	$386,189	$—	$870,043	110%
Other	67,139	35,405	6,751	109,295	14%
Gross revenue	550,993	421,594	6,751	979,338	124%
Less: Discounts / waivers / scholarships	(160,052)	(29,315)	—	(189,367)	(24)%
Total	$390,941	$392,279	$6,751	$789,971	100%
2020
Tuition and educational services	$442,470	$352,949	$—	$795,419	108%
Other	56,845	29,456	3,264	89,565	12%
Gross revenue	$499,315	$382,405	$3,264	$884,984	120%
Less: Discounts / waivers / scholarships	(114,294)	(30,992)	—	(145,286)	(20)%
Total	$385,021	$351,413	$3,264	$739,698	100%
(1) Includes the elimination of inter-segment revenues.

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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $113,844 and $138,738 as of September 30, 2021 and December 31, 2020, respectively. The decrease in the contract assets balance at September 30, 2021 compared to December 31, 2020 was primarily driven by our enrollment cycles. The first and third calendar quarters generally coincide with the primary and secondary intakes for our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $68,300 and $47,180 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively. The increase in the contract liability balance during the period ended September 30, 2021 was the result of semester billings and cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during that period. Revenue recognized for the nine months ended September 30, 2021 that was included in the contract liability balance at the beginning of the year was approximately $38,764.

Note 4. Discontinued Operations and Assets Held for Sale

As discussed in Note 1, Description of Business, the Company’s remaining principal markets are Mexico and Peru (the Continuing Operations). All other markets have been divested (the Discontinued Operations). In the tables below, certain classification changes have been made to the prior year amounts in order to conform to the current year presentation. On the Consolidated Statements of Operations, the results from the Discontinued Operations, which in the prior year were presented in two lines, have been combined into one line labeled Income (loss) from discontinued operations, net of tax, for all periods presented.

Summarized operating results and cash flows of the Discontinued Operations are presented in the following tables:

For the three months ended September 30,	2021	2020
Revenues	$70,787	$459,442
Depreciation and amortization expense	—	(13,656)
Share-based compensation expense	(371)	(1,045)
Other direct costs	(58,123)	(340,657)
Loss on impairment of assets	—	(10,275)
Other non-operating expense	(4,938)	(14,731)
Gain (loss) on sale of discontinued operations before taxes, net	612,010	(488,674)
Pretax income (loss) of discontinued operations	619,365	(409,596)
Income tax expense	(248,838)	(103,794)
Income (loss) from discontinued operations, net of tax	$370,527	$(513,390)

For the nine months ended September 30,	2021	2020
Revenues	$542,650	$1,342,298
Depreciation and amortization expense	—	(60,168)
Share-based compensation expense	(1,198)	(2,378)
Other direct costs	(430,789)	(1,070,362)
Loss on impairment of assets	(1,268)	(431,587)
Other non-operating expense	(20,489)	(79,807)
Gain (loss) on sale of discontinued operations before taxes, net	625,304	(523,667)
Pretax income (loss) of discontinued operations	714,210	(825,671)
Income tax expense	(257,440)	(95,568)
Income (loss) from discontinued operations, net of tax	$456,770	$(921,239)

Operating cash flows of discontinued operations	$16,420	$248,972
Investing cash flows of discontinued operations	$(11,161)	$(40,578)
Financing cash flows of discontinued operations	$(18,054)	$8,725

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

The assets and liabilities of the Discontinued Operations, which are subject to finalization, have been classified as held for sale as of September 30, 2021 and December 31, 2020. The assets and liabilities are recorded at the lower of their carrying values or their estimated fair values less costs to sell. The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are presented in the following tables:

	September 30, 2021	December 31, 2020
Assets of Discontinued Operations
Cash and cash equivalents	$3,157	$270,164
Receivables, net	1,000	113,386
Property and equipment, net	8,645	259,471
Goodwill and Tradenames	—	1,202,496
Operating lease right-of-use assets, net	6,892	136,806
Other assets	569	183,742
Valuation allowance on held-for-sale disposal groups	—	(248,630)
Total assets held for sale	$20,263	$1,917,435

Liabilities of Discontinued Operations
Deferred revenue and student deposits	$198	$87,793
Operating leases, including current portion	12,034	151,413
Long-term debt, seller notes and finance leases, including current portion	—	171,451
Other liabilities	4,388	291,599
Total liabilities held for sale	$16,620	$702,256

Note 5. Dispositions

Honduras Divestiture

On March 8, 2021, the Company completed the divestiture of its operations in Honduras to Fundación Nasser, a not-for-profit foundation in Honduras. In connection with the transaction, the Company transferred control of Fundaempresa, which manages Universidad Tecnológica Centroamericana (UNITEC), including Centro Universitario Tecnológico (CEUTEC). The proceeds received, net of cash sold, closing costs and a working capital adjustment that was completed during the second quarter of 2021, were approximately $24,000. Under the transaction terms, additional consideration of $2,000 was paid into an escrow account at closing and, assuming certain conditions are met, will be released to the Company based on the following schedule: 50% after 18 months, 25% after 24 months and 25% after 36 months. The Company recognized a pre-tax loss of approximately $1,700, which is included in Income (loss) from discontinued operations, net of tax in the Consolidated Statement of Operations for the nine months ended September 30, 2021.

Receipt of Remaining Escrow Receivable from Sale of China Operations

On January 25, 2018, the Company completed the sale of LEI Lie Ying Limited in China. At the closing of the sale on January 25, 2018, a portion of the total transaction value was paid into an escrow account, to be distributed to the Company pursuant to the terms and conditions of the escrow agreement. In June 2020, the Company received approximately one-half of the escrow account, and the remainder was due in January 2021. In April 2021, the Company received 168,284 Hong Kong Dollars (approximately $21,650 at the date of receipt), which represented payment in full for the remainder of the escrow account. Accordingly, the Company recognized a gain of approximately $13,600, which is included in Income (loss) from discontinued operations, net of tax in the Consolidated Statement of Operations for the nine months ended September 30, 2021.

Brazil Divestiture

On May 28, 2021, the Company completed the sale of its operations in Brazil to Ânima Holding S.A. (Anima). The proceeds received, net of cash sold, transaction fees and settlement of foreign currency swaps, were approximately $625,500. The Company used a portion of the proceeds to repay the remaining balance outstanding under its Senior Notes due 2025. Additionally, the buyer assumed indebtedness, gross of cash sold, of approximately $121,000. The Company recognized a pre-tax gain on the sale of approximately $26,100, which included a working capital adjustment that was completed during the third quarter of 2021. This gain is included in Income (loss) from discontinued operations, net of tax in the Consolidated Statement of Operations for the nine months ended September 30, 2021.

Walden Divestiture

On August 12, 2021, the Company closed the previously disclosed transaction pursuant to the Membership Interest Purchase Agreement (the Walden Purchase Agreement), dated September 11, 2020, with Adtalem Global Education Inc., a Delaware corporation (the Walden Purchaser). Pursuant to the Walden Purchase Agreement, the Company sold to the Walden Purchaser all of the issued and outstanding equity interest in Walden e-Learning, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (Walden), and its subsidiary, Walden University, LLC, a Florida limited liability company and an indirect wholly owned subsidiary of the Company (together with Walden, the Walden Group).

The proceeds received, net of cash sold, transaction fees, and certain closing adjustments, were approximately $1,397,200. At closing, the Company also recorded a receivable of $74,000, representing the portion of the transaction value that was paid into an escrow account, to be released to the Company one year following the closing of the transaction pursuant to the terms and conditions of the escrow agreement. In addition, approximately $83,600 of restricted cash on the Company's balance sheet related to collateralized regulatory obligations is expected to be released within the next twelve months. The Company recognized a pre-tax gain on the sale of approximately $615,200, as well as estimated tax expense of approximately $278,000, which is included in Income (loss) from discontinued operations, net of tax in the Consolidated Statement of Operations for the three and nine months ended September 30, 2021.

Collection of Note Receivable from Divestiture of Chilean Operations

On September 10, 2020, the Company completed the divestiture of its operations in Chile. Under the terms of the agreement, the purchase price included a note receivable of $21,500 that was payable one year from the date of divestiture. In September 2021, the Company collected this receivable.

Note 6. Business and Geographic Segment Information

Laureate’s educational services are offered through two reportable segments: Mexico and Peru. Laureate determines its segments based on information utilized by the chief operating decision maker to allocate resources and assess performance.

Our segments generate revenues by providing an education that emphasizes profession-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings are increasingly utilizing online and hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. In response to the COVID-19 pandemic, we have temporarily transitioned the educational delivery method at all of our institutions to be online and are leveraging our existing technologies and learning platforms to serve students outside of the traditional classroom setting. The Mexico and Peru markets are characterized by what we believe is a significant imbalance between supply and demand. The demand for higher education is large and growing and is fueled by several demographic and economic factors, including a growing middle class, global growth in services and technology-related industries and recognition of the significant personal and economic benefits gained by graduates of higher education institutions. The target demographics are primarily 18- to 24-year-olds in the countries in which we compete. We compete with other private higher education institutions on the basis of price, educational quality, reputation and location. We believe that we compare favorably with competitors because of our focus on quality, professional-oriented curriculum. There are a number of private and public institutions in both of the countries in which we operate, and it is difficult to predict how the markets will evolve and how many competitors there will be in the future. We expect competition to increase as the Mexican and Peruvian markets mature. Essentially all of our revenues were generated from private pay sources as there are no material government-sponsored loan programs in Mexico or Peru. Specifics related to both of our reportable segments are discussed below.

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

Inter-segment transactions are accounted for in a similar manner as third-party transactions and are eliminated in consolidation. The Corporate amounts presented in the following tables include corporate charges that were not allocated to our reportable segments and adjustments to eliminate inter-segment items.

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Gain (loss) on disposal of subsidiaries, net, Foreign currency exchange (loss) gain, net, Other (expense) income, net, Loss on derivatives, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. EiP is an enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs), as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also includes other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure, an enterprise-wide program aimed at revenue growth, and certain non-recurring costs incurred in connection with the dispositions described in Note 5, Dispositions.

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

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Income (loss) from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Mexico	$131,261	$115,949	$390,941	$385,021
Peru	133,121	127,314	392,279	351,413
Corporate	3,309	260	6,751	3,264
Revenues	$267,691	$243,523	$789,971	$739,698
Adjusted EBITDA of reportable segments
Mexico	$27,047	$15,530	$61,503	$58,544
Peru	70,791	56,474	196,016	128,975
Total Adjusted EBITDA of reportable segments	97,838	72,004	257,519	187,519
Reconciling items:
Corporate	(21,955)	(21,636)	(64,866)	(72,439)
Depreciation and amortization expense	(25,872)	(18,186)	(75,617)	(55,949)
Loss on impairment of assets	(3,292)	(323,397)	(67,161)	(350,939)
Share-based compensation expense	(2,026)	(2,627)	(5,977)	(7,899)
EiP expenses	(9,587)	(24,393)	(37,499)	(66,471)
Operating income (loss)	35,106	(318,235)	6,399	(366,178)
Interest income	1,268	684	2,456	1,594
Interest expense	(3,736)	(24,703)	(40,795)	(75,698)
Loss on debt extinguishment	—	—	(77,940)	—
Loss on derivatives	—	—	(24,517)	(626)
Other (expense) income, net	(46)	1,300	(67)	814
Foreign currency gain (loss), net	6,085	(2,907)	18,749	71,074
(Loss) gain on disposal of subsidiaries, net	(949)	622	(922)	(1,178)
Income (loss) from continuing operations before income taxes and equity in net income of affiliates	$37,728	$(343,239)	$(116,637)	$(370,198)

	September 30, 2021	December 31, 2020
Assets
Mexico	$1,326,223	$1,278,198
Peru	539,860	623,294
Corporate and Discontinued Operations	2,048,273	3,069,402
Total assets	$3,914,356	$4,970,894

Note 7. Goodwill and Loss on Impairment of Assets

The change in the net carrying amount of Goodwill from December 31, 2020 through September 30, 2021 was composed of the following items:

	Mexico	Peru	Total
Balance at December 31, 2020	$500,250	$74,582	$574,832
Currency translation adjustments	(6,174)	(9,375)	(15,549)
Balance at September 30, 2021	$494,076	$65,207	$559,283

Impairment of Laureate Tradename

During the first quarter of 2021, the Company recognized an impairment charge of $51,400 on the Laureate tradename, a finite-lived intangible asset. In March 2021, the Company decided that, during 2021, it would wind down certain support functions related to the Laureate network and would no longer invest in and support the Laureate tradename beyond 2021. As a result, the Company tested the asset for impairment and estimated the fair value of the tradename asset using the relief-from-royalty method, based on the projected revenues for each business over the estimated remaining useful life of the asset.

As a result of the impairment test, the Company concluded that the estimated fair value of the Laureate tradename was less than its carrying value by approximately $51,400 and recorded an impairment charge for that amount. The significant assumptions used in estimating the fair value included: (1) the revenue growth rates and (2) the estimated royalty rates. The inputs used were not observable to active markets and are therefore deemed “Level 3” inputs in the fair value hierarchy. The decrease in the fair value of the tradename was attributable to the shortened duration of the estimated future revenues. The remaining carrying value of the tradename asset, which was approximately $5,825 as of September 30, 2021, is being amortized prospectively over the remainder of 2021, which is its estimated useful life.

Note 8. Debt

Outstanding long-term debt was as follows:

	September 30, 2021	December 31, 2020
Senior long-term debt:
Senior Secured Credit Facility (stated maturity date October 2024)	$—	$—
Senior Notes (stated maturity date May 2025)	—	798,725
Total senior long-term debt	—	798,725
Other debt:
Lines of credit	9,779	59,014
Notes payable and other debt	109,421	138,630
Total senior and other debt	119,200	996,369
Finance lease obligations and sale-leaseback financings	46,502	52,639
Total long-term debt and finance leases	165,702	1,049,008
Less: total unamortized deferred financing costs	3,969	53,292
Less: current portion of long-term debt and finance leases	49,918	95,818
Long-term debt and finance leases, less current portion	$111,815	$899,898

Senior Secured Credit Facility

The Company maintains a revolving credit facility under our Senior Secured Credit Facility that has a borrowing capacity of $410,000 and has a maturity date of October 7, 2024. As of September 30, 2021 and December 31, 2020, no amounts were borrowed on this facility.

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

Loss on Debt Extinguishment

In connection with the repayment of the Senior Notes during the nine months ended September 30, 2021, the Company recorded a Loss on debt extinguishment of approximately $77,900, related to the redemption premium paid and the write off of the unamortized deferred financing costs associated with the repaid debt balances.

Estimated Fair Value of Debt

As of September 30, 2021, the estimated fair value of our debt approximated its carrying value.

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

Certain Covenants

As of September 30, 2021, our Third Amended and Restated Credit Agreement (the Third A&R Credit Agreement) contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Third A&R Credit Agreement provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, to exceed 3.50x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The agreement also provides that if (i) the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, is not greater than 4.75x as of such date and (ii) less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of September 30, 2021, these conditions were satisfied and, therefore, we were not subject to the leverage ratio. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of September 30, 2021.

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

Contingent Liabilities for Taxes

As of September 30, 2021 and December 31, 2020, Laureate has recorded cumulative liabilities totaling $1,287 and $38,355, respectively, for taxes other-than-income tax, principally payroll-tax-related uncertainties recorded at the time of an acquisition, of which $37,794 was classified as held for sale as of December 31, 2020. The majority of the liability balance at December 31, 2020 related to our operations in Brazil which were sold on May 28, 2021. See Note 5, Dispositions, for more information. The terms of the statutes of limitations on these contingencies vary but can be up to 10 years. These liabilities were included in current and long-term liabilities on the Consolidated Balance Sheets. Changes in the recorded values of non-income tax contingencies impact operating income and interest expense, while changes in the related indemnification assets impact only operating income. For Continuing Operations, the total decrease to operating income for adjustments to non-income tax contingencies and indemnification assets was $13,438 and $6,139, respectively, for the nine months ended September 30, 2021 and 2020.

In addition, as of September 30, 2021 and December 31, 2020, Laureate has recorded cumulative liabilities for income tax contingencies of $58,094 and $40,668, respectively, of which $6,461 and $11,752, respectively, were classified as held for sale. As of September 30, 2021 and December 31, 2020, indemnification assets primarily related to acquisition contingencies were $768 and $55,940, respectively, of which $40,877 was classified as held for sale as of December 31, 2020. These indemnification assets primarily cover contingencies for income taxes and taxes other-than-income taxes. The majority of the indemnification assets at December 31, 2020 related to our operations in Brazil, which were sold on May 28, 2021.

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

Other Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of September 30, 2021 and December 31, 2020, approximately $7,300 and $8,300, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets.

Guarantees

In connection with a loan agreement entered into by a Laureate subsidiary in Peru, all of the shares of Universidad Privada del Norte, one of our universities, were pledged to the third-party lender as a guarantee of the payment obligations under the loan.

During the first quarter of 2021, one of our Peruvian institutions issued a bank guarantee in the amount of PEN 23,764 (approximately $5,767 at September 30, 2021) in order to appeal a preliminary tax assessment received related to tax audits of 2014 and 2015.

Standby Letters of Credit and Other Commitments

As of September 30, 2021 and December 31, 2020, Laureate's outstanding letters of credit (LOCs) primarily consisted of the items discussed below.

As of both September 30, 2021 and December 31, 2020, we had approximately $83,600 posted as an LOC in favor of the DOE, and the restricted cash used to collateralize this LOC was held by a corporate entity. Prior to the sale of Walden, this LOC was required to allow Walden to participate in the DOE Title IV program. This restricted cash is expected to be released within the twelve-month period following the closing of the Walden sale, which occurred during the third quarter of 2021.

Spanish Tax Audits

As of September 30, 2021 and December 31, 2020, we had approximately $11,000 and $11,500, respectively, posted as cash collateral for LOCs related to the Spanish tax audits. This was recorded in Continuing Operations and classified as Restricted cash on our September 30, 2021 and December 31, 2020 Consolidated Balance Sheets. The cash collateral is related to final assessments issued by the Spanish Taxing Authority (STA) in October 2018 and January 2020 to Iniciativas Culturales de España, S.L. (ICE). In October 2021, the Company made a payment to the STA of approximately $9,300, in order to reduce the amount of future interest that could be incurred as the appeals process continues. Following the payment, the LOCs are no longer required and therefore are expected to be released during the fourth quarter of 2021. ICE was formerly our Spanish holding company; during the second quarter of 2020, ICE was migrated to the Netherlands and its name was changed to Laureate Netherlands Holding B.V.

In addition, on March 11, 2020, ICE received a preliminary assessment of approximately EUR 21,600 (approximately $25,300 at September 30, 2021), related to the STA’s extension of their audit to review withholding taxes on income earned by nonresidents. This assessment was not final, and ICE challenged the assessment. On March 30, 2021, in response to our allegations, the STA issued a final assessment to Laureate Netherlands Holding B.V. in which the Chief Tax Auditor challenged the preliminary assessment and found that the STA could not claim the withholding tax obligation in this case. At this time, we consider the matter resolved.

As previously disclosed, on July 22, 2021, the Spanish National Court issued a decision on the Company’s appeal regarding the STA audits of ICE for the fiscal years 2006-2007 and 2008-2010. Based on our understanding of the decision, the matter is not yet resolved in favor of either the Company or the STA. During the third quarter of 2021, both the Company and the STA appealed the Spanish National Court decision. The Company does not believe that this matter will have a material effect on its consolidated financial statements.

Note 11. Share-based Compensation

Share-based compensation expense was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Continuing operations
Stock options, net of estimated forfeitures	$72	$297	$349	$1,024
Restricted stock awards	1,954	2,330	5,628	6,875
Total continuing operations	$2,026	$2,627	$5,977	$7,899

Discontinued operations
Share-based compensation expense for discontinued operations	371	1,045	1,198	2,378
Total continuing and discontinued operations	$2,397	$3,672	$7,175	$10,277

Note 12. Stockholders’ Equity

The components of net changes in stockholders’ equity for the fiscal quarters of 2021 are as follows:

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock at cost	Non-controlling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	115,119	$548	90,792	$363	$3,760,029	$(176,822)	$(941,986)	$(365,316)	$(12,882)	$2,263,934
Beginning retained earnings adjustment	—	—	—	—	—	(101)	—	—	—	(101)
Non-cash stock compensation	—	—	—	—	1,576	—	—	—	—	1,576
Conversion of Class B shares to Class A shares	17,248	69	(17,248)	(69)	—	—	—	—	—	—
Purchase of treasury stock at cost	(10,401)	—	—	—	—	—	—	(145,806)	—	(145,806)
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	247	1	—	—	(1,223)	—	—	—	—	(1,222)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	(20)	—	—	—	—	(20)
Net loss	—	—	—	—	—	(164,928)	—	—	(15)	(164,943)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(59,743)	—	(18)	(59,761)
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	(168)	—	—	(168)
Balance at March 31, 2021	122,213	$618	73,544	$294	$3,760,362	$(341,851)	$(1,001,897)	$(511,122)	$(12,915)	$1,893,489
Non-cash stock compensation	—	—	—	—	3,202	—	—	—	—	3,202
Conversion of Class B shares to Class A shares	2	—	(2)	—	—	—	—	—	—	—
Purchase of treasury stock at cost	(7,548)	—	—	—	—	—	—	(105,786)	—	(105,786)
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	119	1	—	—	359	—	—	—	—	360
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	(68)	—	—	—	—	(68)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(29,000)	—	—	(224)	(29,224)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	510,445	—	(2)	510,443
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	27	—	—	27
Balance at June 30, 2021	114,786	$619	73,542	$294	$3,763,855	$(370,851)	$(491,425)	$(616,908)	$(13,142)	$2,272,442
Non-cash stock compensation	—	—	—	—	2,397	—	—	—	—	2,397
Conversion of Class B shares to Class A shares	7,188	29	(7,188)	(29)	—	—	—	—	—	—
Purchase of treasury stock at cost	(7,110)	—	—	—	—	—	—	(112,994)	—	(112,994)
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	119	—	—	—	304	—	—	—	—	304
Change in noncontrolling interests	—	—	—	—	90	—	—	—	—	90
Net income	—	—	—	—	—	360,406	—	—	(269)	360,137
Special cash distribution accrued on outstanding common stock	—	—	—	—	(1,271,790)	—	—	—	—	(1,271,790)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(22,648)	—	21	(22,627)
Balance at September 30, 2021	114,983	$648	66,354	$265	$2,494,856	$(10,445)	$(514,073)	$(729,902)	$(13,390)	$1,227,959

The components of net changes in stockholders’ equity for the fiscal quarters of 2020 are as follows:

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock at cost	Non-controlling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	119,575	$542	90,831	$363	$3,724,636	$436,509	$(1,073,981)	$(271,106)	$(12,812)	$2,804,151
Non-cash stock compensation	—	—	—	—	1,984	—	—	—	—	1,984
Conversion of Class B shares to Class A shares	18	—	(18)	—	—	—	—	—	—	—
Purchase of treasury stock at cost	(1,619)	—	—	—	—	—	—	(29,203)	—	(29,203)
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	1,101	4	—	—	25,610	—	—	—	—	25,614
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	(44)	—	—	—	—	(44)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	38	38
Net income	—	—	—	—	—	99,615	—	—	(1,299)	98,316
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(330,875)	—	759	(330,116)
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	(932)	—	—	(932)
Balance at March 31, 2020	119,075	$546	90,813	$363	$3,752,186	$536,124	$(1,405,788)	$(300,309)	$(13,314)	$2,569,808
Non-cash stock compensation	—	—	—	—	4,621	—	—	—	—	4,621
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	132	1	—	—	(33)	—	—	—	—	(32)
Change in noncontrolling interests	—	—	—	—	—	—	—	—	3,471	3,471
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	201	—	—	—	—	201
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	(414)	(414)
Net loss	—	—	—	—	—	(307,823)	—	—	(3,805)	(311,628)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	14,102	—	(68)	14,034
Balance at June 30, 2020	119,207	$547	90,813	$363	$3,756,975	$228,301	$(1,391,686)	$(300,309)	$(14,130)	$2,280,061
Non-cash stock compensation	—	—	—	—	3,672	—	—	—	—	3,672
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	63	—	—	—	(35)	—	—	—	—	(35)
Change in noncontrolling interests	—	—	—	—	(2,610)	—	—	—	—	(2,610)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	6	—	—	—	—	6
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	1,574	1,574
Net loss	—	—	—	—	—	(784,442)	—	—	12	(784,430)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	326,416	—	(74)	326,342
Balance at September 30, 2020	119,270	$547	90,813	$363	$3,758,008	$(556,141)	$(1,065,270)	$(300,309)	$(12,618)	$1,824,580

Stock Repurchase Program

On November 5, 2020, Laureate’s board of directors announced a stock repurchase program to acquire up to $300,000 of the Company’s Class A common stock. On April 30, 2021, the Company’s board of directors approved an increase of its existing authorization by $200,000, for a total repurchase authorization (including the previously authorized repurchases) of up to $500,000 of the Company’s Class A common stock. The Company’s repurchases may be made on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s board of directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. The Company expects to finance the repurchases with free cash flow, from excess cash and liquidity on-hand, or from its revolving credit facility, or a combination thereof. During the nine months ended September 30, 2021, the Company repurchased 25,059 shares of its outstanding Class A common stock for a total purchase price of $364,586.

Special Cash Distribution

On September 15, 2021, the board of directors of the Company approved a plan of partial liquidation (the Partial Liquidation Plan) in connection with the previously disclosed sale of Walden e-Learning LLC. Pursuant to the Partial Liquidation Plan, the gross proceeds from the sale of the Walden Group, less expenses related to the sale, will be distributed to the Company’s stockholders before the end of calendar year 2022. Notwithstanding the adoption of the Partial Liquidation Plan, the Company expects to continue operating as a going concern and a publicly traded company.

On September 15, 2021 after the adoption of the Partial Liquidation Plan, the Board approved the payment of a special cash distribution (the Distribution) pursuant to the Partial Liquidation Plan equal to $7.01 per each share of the Company’s Class A common stock, par value $0.004 per share, and Class B common stock, par value $0.004 per share, to each holder of record of the common stock on October 6, 2021. The Distribution was paid on October 29, 2021, based on the number of shares outstanding on October 6, 2021. The aggregate amount of the Distribution was $806,652 for Class A common stock and $465,138 for Class B common stock for a total of $1,271,790. Nasdaq determined that the Company’s Class A common stock would trade with "due bills" representing an assignment of the right to receive the Distribution during the period from October 5, 2021 through and including October 29, 2021 (the Due Bill Period). Stockholders who sold their shares during the Due Bill Period were not entitled to receive the Distribution. The Company’s shares began trading ex-dividend on November 1, 2021, the first business day after the payment date.

Gross proceeds from the sale include $74,000 held in escrow and approximately $83,600 of restricted cash related to collateralized regulatory obligations associated with activities of the divested business. In accordance with the Partial Liquidation Plan, upon release of escrow amounts and restricted cash, the Company intends to subsequently distribute to stockholders any net proceeds from such amounts in the form of special distributions before December 31, 2022.

In connection with the Distribution, the board of directors approved certain required adjustments under the Company’s equity award compensation plans. These required equitable adjustments were effective on November 1, 2021 and will be recorded in the consolidated financial statements during the fourth quarter of 2021. The exercise prices of the Company’s options were reduced by $7.01 per share, and holders of restricted and performance stock units will receive an amount in cash equal to $7.01 per unvested stock unit, payable when such unit vests. If all outstanding stock units vest, the aggregate amount to be paid in respect of the units will be approximately $7,000.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI) in our Consolidated Balance Sheets includes the accumulated translation adjustments arising from translation of foreign subsidiaries’ financial statements, the unrealized gains on derivatives designated as effective hedges, and the accumulated net gains or losses that are not recognized as components of net periodic benefit cost for our minimum pension liability. The change in AOCI includes the removal of the cumulative translation adjustment related to subsidiaries that were sold during the period. The components of these balances were as follows:

	September 30, 2021			December 31, 2020
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation adjustment	$(523,402)	$959	$(522,443)	$(951,456)	$958	$(950,498)
Unrealized gain on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(1,087)	—	(1,087)	(946)	—	(946)
Accumulated other comprehensive loss	$(514,073)	$959	$(513,114)	$(941,986)	$958	$(941,028)

Note 13. Derivative Instruments

In the normal course of business, our operations are exposed to fluctuations in foreign currency values and interest rate changes. We may seek to control a portion of these risks through a risk management program that includes the use of derivative instruments.

Prior to their repayment, Laureate’s senior long-term debt arrangements were primarily in USD. Our ability to make debt payments was subject to fluctuations in the value of the USD against foreign currencies, since a majority of our operating cash used to make these payments was generated by subsidiaries with functional currencies other than USD. As part of our overall risk management policies, Laureate has at times entered into foreign currency swap contracts and floating-to-fixed interest rate swap contracts. In addition, we occasionally enter into foreign exchange forward contracts to reduce the impact of other non-functional currency-denominated receivables and payables. We do not enter into speculative or leveraged transactions, nor do we hold or issue derivatives for trading purposes. We generally intend to hold our derivatives until maturity.

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

The reported fair values of our derivatives, which are classified in Derivative instruments on our Consolidated Balance Sheets, were as follows:

	September 30, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Current liabilities:
Cross currency swaps	$—	$17,680
Long-term liabilities:
Cross currency swaps	—	8,144
Total derivative instrument assets	$—	$—
Total derivative instrument liabilities	$—	$25,824

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

There was no gain or loss on derivatives in the Consolidated Statements of Operations for the three months ended September 30, 2021 and 2020.

Components of the reported Loss on derivatives not designated as hedging instruments in the Consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020 were as follows:

	For the nine months ended September 30,
	2021	2020
Cross currency swaps
Unrealized gain	$25,824	$—
Realized loss	(50,341)	(626)
Loss on derivatives, net	$(24,517)	$(626)

Credit Risk and Credit-Risk-Related Contingent Features
Laureate’s derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation. The amount of our credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position. Laureate limits its credit risk by only entering into derivative transactions with highly rated major financial institutions. We have not entered into collateral agreements with our derivatives’ counterparties. As of September 30, 2021 and December 31, 2020, we did not hold any derivatives in a net gain position, and thus had no credit risk.

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

Note 14. Income Taxes

Laureate's income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the nine months ended September 30, 2021 and 2020 are based on estimated full-year effective tax rates, adjusted for discrete income tax items related specifically to the interim periods. Laureate has operations in multiple countries at various statutory tax rates and other operations that are loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss.

For the nine months ended September 30, 2021, the Company recognized income tax (expense) from continuing operations of $(174,163), as compared to income tax benefit from continuing operations of $293,514 in the prior year period. Income tax expense for the nine months ended September 30, 2021 was primarily driven by jurisdictional mix of earnings, changes in income tax reserves and withholding taxes. In addition, during the nine months ended September 30, 2021, the Company recorded discrete tax expense of approximately $35,700 for changes in estimate associated with provision-to-return adjustments for the amended tax returns for 2018 and 2019 and the tax return for 2020, specifically related to the final regulations that were released by the U.S. Treasury Department in July 2020 for the high-tax exception to global intangible low-taxed income. The income tax benefit for the nine months ended September 30, 2020 was primarily driven by the benefit recorded due to the change in tax status of a Netherlands subsidiary, the issuance of GILTI regulations, pretax loss for the period, and jurisdictional mix of earnings.

During the first quarter of 2021, the Company recorded an out-of-period adjustment of approximately $12,400 for income tax expense that should have been recorded during 2016 through 2020. The Company concluded that the adjustment was immaterial to the consolidated financial statements for both the current and prior periods.

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
The following tables summarize the computations of basic and diluted earnings (loss) per share:

For the three months ended September 30,	2021	2020
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Loss from continuing operations	$(10,390)	$(271,040)
Income attributable to noncontrolling interests	(17)	(7)
Loss from continuing operations attributable to Laureate Education, Inc.	(10,407)	(271,047)

Accretion of redemption value of redeemable noncontrolling interests and equity	—	6
Net loss from continuing operations for basic and diluted earnings (loss) per share	$(10,407)	$(271,041)

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Income (loss) from discontinued operations, net of tax	$370,527	$(513,390)
Loss (income) attributable to noncontrolling interests	286	(5)
Net income (loss) from discontinued operations for basic and diluted earnings (loss) per share	$370,813	$(513,395)

Denominator used in basic and diluted earnings (loss) per common share:
Basic and diluted weighted average shares outstanding	185,569	210,033

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.06)	$(1.29)
Income (loss) from discontinued operations	2.00	(2.44)
Basic and diluted earnings (loss) per share	$1.94	$(3.73)

For the nine months ended September 30,	2021	2020
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Loss from continuing operations	$(290,800)	$(76,503)
Loss attributable to noncontrolling interests	9	27
Loss from continuing operations attributable to Laureate Education, Inc.	(290,791)	(76,476)

Accretion of redemption value of redeemable noncontrolling interests and equity	(88)	163
Net loss from continuing operations for basic and diluted loss per share	$(290,879)	$(76,313)

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Income (loss) from discontinued operations, net of tax	$456,770	$(921,239)
Loss attributable to noncontrolling interests	499	5,065
Net income (loss) from discontinued operations for basic and diluted earnings (loss) per share	$457,269	$(916,174)

Denominator used in basic and diluted earnings (loss) per common share:
Basic weighted average shares outstanding	192,543	209,920

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(1.51)	$(0.36)
Income (loss) from discontinued operations	2.37	(4.36)
Basic and diluted earnings (loss) per share	$0.86	$(4.72)

The following table summarizes the number of stock options and shares of restricted stock units that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Stock options	2,845	3,838	3,162	4,205
Restricted stock units	687	727	698	732

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

Mexican Regulation – COVID-19 Update

Administrative activities and limited face-to-face educational activities have resumed at all campuses. Education was determined to be an essential activity for the country and thus no longer restrained by the country’s color-coded sanitary alert system.

Peruvian Regulation

COVID-19 Update

Peru’s national sanitary emergency has been extended until March 2022 in an effort to prevent a third wave of COVID-19. Lima’s emergency status has been upgraded as a result of increasing vaccination rates and significantly decreasing COVID-19 infection rates. Economic activities are close to pre-pandemic levels, however, presential gathering, such as in-person instruction, are still suspended in most cases. Nevertheless, the government has announced that face-to-face classes at higher education institutions may resume in 2022, initially semi-presential. The actual resumption of classes will depend upon COVID-19 infection rates at such time.

Peruvian Nonresident Capital Gains Tax

Holders who sell, exchange, or otherwise dispose of Company shares may be subject to Peruvian tax at a rate of 30% on their gain realized in such transaction determined under certain Peruvian valuation rules regardless of whether the transaction is taxable for non-Peruvian purposes. In determining the amount of such gain subject to such tax, the gain is first multiplied by the percentage of the Company’s value that is represented by its Peruvian business determined under certain Peruvian valuation rules (the “Peru Ratio”). This tax applies if the value of stock determined under certain Peruvian valuation rules (calculated in PEN) transferred multiplied by the Peru Ratio exceeds approximately $42,500 applying the PEN/USD exchange rate of September 30, 2021 (the “Threshold”). The Threshold is calculated in PEN and changes with currency exchange rates. For purposes of determining whether the Threshold has been exceeded by any holder, all transfers made by such holder over any 12-month period are aggregated. For purposes of determining whether any tax is owed, the holder must have their basis “certified” by the Peruvian tax authorities in advance of such transaction. If the holder exceeds the Threshold and does not obtain a tax basis certificate before the transaction, the holder’s tax basis in the shares will be considered zero for Peruvian tax purposes.

In the event that a direct or indirect sale, exchange, or other disposition of Company shares occurs and any resulting Peruvian tax is not paid, the Company’s Peruvian subsidiaries may be jointly and severally liable for such tax. Joint and several liability may be imposed if during any of the 12 months preceding the transaction, inter alia, the transferor of Company shares held an indirect or direct interest of more than 10% of the Company’s outstanding shares. If such a transaction were to occur and the Peruvian tax authorities sought to collect the Peruvian capital gains taxes from the Company’s Peruvian subsidiaries that were not paid by such transferor, it could have a material adverse effect on our business, financial condition or results of operations.

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

As of September 30, 2021, Laureate did not hold any financial assets or liabilities that are measured at fair value on a recurring basis.

Laureate's financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$—	$—	$—	$—
Liabilities
Derivative instruments	$25,824	$—	$25,824	$—

Note 18. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the September 30, 2020 balance. The September 30, 2021 and September 30, 2020 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020	December 31, 2020
Cash and cash equivalents	$1,856,856	$716,799	$750,147
Restricted cash	104,999	30,857	117,151
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$1,961,855	$747,656	$867,298

Restricted cash represents cash that is not immediately available for use in current operations and primarily includes cash held to collateralize standby letters of credit. See also Note 10, Commitments and Contingencies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q (this Form 10-Q) contains “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or similar expressions that concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results, and all statements we make relating to (i) our current growth strategy and other future plans, strategies or transactions that may be identified, explored or implemented and any litigation or dispute resulting from any completed transaction, (ii) any anticipated share repurchases or cash distributions, and (iv) the potential impact of the COVID-19 pandemic on our business or the global economy as a whole, are forward‑looking statements. In addition, we, through our senior management, from time to time make forward‑looking public statements concerning our expected future operations and performance and other developments. All of these forward‑looking statements are subject to risks and uncertainties that may change at any time, including with respect to our current growth strategy and the impact of any completed divestiture or separation transaction on our remaining businesses. Accordingly, our actual results may differ materially from those we expected. We derive most of our forward‑looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements and risk factor included in this Form 10-Q, are disclosed in “Item 1—Business,” and “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the 2020 Form 10-K), as updated in Part II, “Item 1A—Risk Factors” in this Form 10-Q. Some of the factors that we believe could affect our results include:
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

Overview

Our Business

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. Collectively, we have approximately 390,200 students enrolled at five institutions in these two countries, which represent our Continuing Operations as of September 30, 2021. We believe that the higher education markets in Mexico and Peru present an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in those markets. We believe that the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education, creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy. We have two reportable segments as described below. We group our institutions by geography in Mexico and Peru for reporting purposes.

COVID-19

In response to the COVID-19 pandemic, we have temporarily transitioned the educational delivery method at all of our campus-based institutions to be predominantly online and are leveraging our existing technologies and learning platforms to serve students outside of the traditional classroom setting.

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

Discontinued Operations

In 2017 and 2018, the Company announced the divestiture of certain subsidiaries located in Europe, Asia and Central America, which were included in the following segments: Peru (formerly Andean), Central America (formerly Central America & U.S. Campuses), and Rest of World. The goal of the divestitures was to create a more focused and simplified business model and generate proceeds to be used for further repayment of long-term debt. This represented a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, all of the divestitures that were part of this strategic shift, which have now been completed, were accounted for as Discontinued Operations for all periods presented in accordance with Accounting Standards Codification (ASC) 205-20, “Discontinued Operations” (ASC 205).

On January 27, 2020, we announced that our board of directors had authorized the Company to explore strategic alternatives for each of its businesses to unlock shareholder value. As a result of these efforts to explore strategic alternatives, during the third quarter of 2020, the Company announced that it had completed a sale of its operations in Chile and had signed agreements to sell its operations in Brazil, Australia and New Zealand, as well as Walden University, its fully online higher education institution in the United States. This also represented a strategic shift that had a major effect on the Company’s operations and financial results. As such, Chile, Brazil, Australia and New Zealand, and Walden also have been accounted for as Discontinued Operations for all periods presented in accordance with ASC 205. The sale of our operations in Australia and New Zealand was completed on November 3, 2020, the sale of our operations in Brazil was completed on May 28, 2021, and the sale of Walden University was completed on August 12, 2021. For Laureate’s institutions in Mexico and Peru, the board decided after a thorough evaluation of all strategic options, including a potential sale, to continue to operate these assets under Laureate management. Accordingly, Mexico and Peru represent our Continuing Operations. See Note 4, Discontinued Operations and Assets Held for Sale, and Note 5, Dispositions, for more information. Unless indicated otherwise, the information in the footnotes to the Consolidated Financial Statements relates to Continuing Operations.

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

Our Segments

Our segments generate revenues by providing an education that emphasizes profession-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings are increasingly utilizing online and hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. In response to the COVID-19 pandemic, we have temporarily transitioned the educational delivery method at all of our institutions to be online and are leveraging our existing technologies and learning platforms to serve students outside of the traditional classroom setting. The Mexico and Peru markets are characterized by what we believe is a significant imbalance between supply and demand. The demand for higher education is large and growing and is fueled by several demographic and economic factors, including a growing middle class, global growth in services and technology-related industries and recognition of the significant personal and economic benefits gained by graduates of higher education institutions. The target demographics are primarily 18- to 24-year-olds in the countries in which we compete. We compete with other private higher education institutions on the basis of price, educational quality, reputation and location. We believe that we compare favorably with competitors because of our focus on quality, professional-oriented curriculum. There are a number of private and public institutions in both of the countries in which we operate, and it is difficult to predict how the markets will evolve and how many competitors there will be in the future. We expect competition to increase as the Mexican and Peruvian markets mature. Essentially all of our revenues were generated from private pay sources as there are no material government-sponsored loan programs in Mexico or Peru. Specifics related to both of our reportable segments are discussed below:

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

The following information for our reportable segments in continuing operations is presented as of September 30, 2021:

	Institutions	Enrollment	2021 YTD Revenues ($ in millions)(1)	% Contribution to 2021 YTD Revenues
Mexico	2	203,000	$390.9	49%
Peru	3	187,200	392.3	50%
Total (1)	5	390,200	$790.0	100%
(1) Amounts related to Corporate, partially offset by the elimination of inter-segment revenues, totaled $6.8 million and are not separately presented.

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

Regulatory Environment and Other Matters

Our business is subject to varying laws and regulations based on the requirements of local jurisdictions. These laws and regulations are subject to updates and changes. We cannot predict the form of the rules that ultimately may be adopted in the future or what effects they might have on our business, financial condition, results of operations and cash flows. We will continue to develop and implement necessary changes that enable us to comply with such laws and regulations. See also “Item 1A—Risk Factors—Risks Relating to Our Business—Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations,” and “Item 1—Business—Industry Regulation” in our 2020 Form 10-K, as well as “Item 1A—Risk Factors” in this Form 10-Q for a detailed discussion of our different regulatory environments.

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

Seasonality

Our institutions have a summer break during which classes are generally not in session and minimal revenues are recognized. In addition to the timing of summer breaks, holidays such as Easter also have an impact on our academic calendar. Operating expenses, however, do not fully correlate to the enrollment and revenue cycles, as the institutions continue to incur expenses during summer breaks. Given the geographic diversity of our institutions and differences in timing of summer breaks, our second and fourth quarters are stronger revenue quarters as the majority of our institutions are in session for most of these respective quarters. Our first and third fiscal quarters are weaker revenue quarters because our institutions have summer breaks for some portion of one of these two quarters. However, our primary enrollment intakes occur during the first and third quarters. Due to this seasonality, revenues and profits in any one quarter are not necessarily indicative of results in subsequent quarters and may not be correlated to new enrollment in any one quarter. Additionally, seasonality may be affected due to other events, such as the COVID-19 pandemic, which changed the academic calendar at many of our institutions. See “Item 1A—Risk Factors—Risks Relating to Our Business—We experience seasonal fluctuations in our results of operations” in our 2020 Form 10-K.

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

Results from the Discontinued Operations

The results of operations of our Discontinued Operations for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Revenues	$70.8	$459.4	$542.7	$1,342.3
Depreciation and amortization expense	—	(13.7)	—	(60.2)
Share-based compensation expense	(0.4)	(1.0)	(1.2)	(2.4)
Other direct costs	(58.1)	(340.7)	(430.8)	(1,070.4)
Loss on impairment of assets	—	(10.3)	(1.3)	(431.6)
Other non-operating expense	(4.9)	(14.7)	(20.5)	(79.8)
Gain (loss) on sale of discontinued operations before taxes, net	612.0	(488.7)	625.3	(523.7)
Pretax income (loss) of discontinued operations	619.4	(409.6)	714.2	(825.7)
Income tax expense	(248.8)	(103.8)	(257.4)	(95.6)
Income (loss) from discontinued operations, net of tax	$370.5	$(513.4)	$456.8	$(921.2)

Nine Months Ended September 30, 2021

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

On May 28, 2021, we completed the sale of our operations in Brazil, which resulted in a pre-tax gain of $26.1 million, including a working capital adjustment during the third quarter of 2021.

On August 12, 2021, we completed the sale of Walden University, which resulted in a pre-tax gain of $615.2 million, as well as estimated tax expense of approximately $278.0 million.

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

During the third quarter of 2020, we recorded a loss of approximately $190.0 million related to our Brazil operations in order to write down the carrying value of Brazil’s disposal group to its estimated fair value. We also recorded an additional loss of $10.0 million related to our held-for-sale Honduras group, in order to write down its carrying value to the estimated fair value based on the sale agreement that was signed in October 2020. These losses are included in Gain (loss) on sale of discontinued operations before taxes, net.

On September 10, 2020, we completed the divestiture of our operations in Chile, resulting in a pre-tax loss of approximately $344.5 million that related primarily to the accumulated foreign currency translation losses associated with the Chilean operations.

On September 29, 2020, we completed the sale of our operations in Malaysia, which resulted in a pre-tax gain of approximately $45.2 million.

In early October 2020, we received a payment for $8.4 million, representing a portion of the $15.0 million deferred purchase price related to the sale of our operations in Turkey in August 2019. At the time of the sale, the Company determined that this deferred purchase price would be recognized if collected. Accordingly, as of September 30, 2020, the Company recorded a receivable of $8.4 million through a reduction of the loss on sale for Turkey. The remaining deferred purchase price will be recognized when collected.

Results of Operations

The following discussion of the results of our operations is organized as follows:

•Summary Comparison of Consolidated Results;
•Non-GAAP Financial Measure; and
•Segment Results.

Summary Comparison of Consolidated Results

Discussion of Significant Items Affecting the Consolidated Results for the Nine Months Ended September 30, 2021 and 2020

Nine Months Ended September 30, 2021

In March 2021, the Company decided that, during 2021, it would wind down certain support functions related to the Laureate network and would no longer invest in and support the Laureate tradename beyond 2021. As a result, the Company tested the asset for impairment and estimated the fair value of the tradename asset using the relief-from-royalty method, based on the projected revenues for each business over the estimated remaining useful life of the asset. As a result of the impairment test, the Company concluded that the estimated fair value of the Laureate tradename was less than its carrying value by approximately $51.4 million and recorded an impairment charge for that amount.

During the second quarter of 2021, the Company fully repaid the remaining balance outstanding under our Senior Notes due 2025 using a portion of the proceeds received from the sales of its operations in Australia and New Zealand and Brazil. In connection with the debt repayment, the Company recorded a loss on debt extinguishment of $77.9 million, related to the redemption premium paid and the write off of the unamortized deferred financing costs associated with the repaid debt balances. This loss is included in other non-operating expense in the year-to-date table below.

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

During the third quarter of 2020, the Company recognized an impairment charge of $320.0 million on the Laureate tradename, an intangible asset.

Comparison of Consolidated Results for the Three Months Ended September 30, 2021 and 2020

			% Change
			Better/(Worse)
(in millions)	2021	2020	2021 vs. 2020
Revenues	$267.7	$243.5	10%
Direct costs	182.0	185.8	2%
General and administrative expenses	47.3	52.6	10%
Loss on impairment of assets	3.3	323.4	99%
Operating income (loss)	35.1	(318.2)	111%
Interest expense, net of interest income	(2.4)	(24.0)	90%
Other non-operating income (expense)	5.2	(1.0)	nm
Income (loss) from continuing operations before income taxes	37.7	(343.2)	111%
Income tax (expense) benefit	(48.1)	72.2	(167)%
Loss from continuing operations	(10.4)	(271.0)	96%
Income (loss) from discontinued operations, net of tax	370.5	(513.4)	172%
Net income (loss)	360.1	(784.4)	146%
Net loss attributable to noncontrolling interests	0.3	—	nm
Net income (loss) attributable to Laureate Education, Inc.	$360.4	$(784.4)	146%
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see “Discussion of Significant Items Affecting the Consolidated Results.”

Comparison of Consolidated Results for the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

Revenues increased by $24.2 million to $267.7 million for the three months ended September 30, 2021 (the 2021 fiscal quarter) from $243.5 million for the three months ended September 30, 2020 (the 2020 fiscal quarter). Average total organic enrollment at a majority of our institutions increased during the 2021 fiscal quarter, mainly in the Peru segment, increasing revenues by $36.6 million compared to the 2020 fiscal quarter. Other Corporate and Eliminations changes accounted for an increase in revenues of $3.0 million. These increases in revenues were partially offset by the effect of a net change in foreign currency exchange rates, which decreased revenues by $7.4 million, driven by the weakening of the Peruvian Nuevo Sol against the USD. Additionally, the effect of changes in tuition rates and enrollments in programs at varying price points (product mix), pricing and timing decreased revenues by $8.0 million compared to the 2020 fiscal quarter.

Direct costs and general and administrative expenses combined decreased by $9.1 million to $229.3 million for the 2021 fiscal quarter from $238.4 million for the 2020 fiscal quarter. The effect of operational changes decreased costs by $13.8 million, mainly driven by cost-saving initiatives, partially offset by higher amortization expense at Corporate, mostly related to the amortization of the finite-lived tradename. Additionally, changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets resulted in a year-over-year decrease in direct costs of $0.1 million. These increases in direct costs were partially offset by the effect of a net change in foreign currency exchange rates, which increased costs by $1.4 million. Corporate and Eliminations expenses also accounted for an increase in costs of $3.4 million.

Operating income (loss) changed by $353.3 million to income of $35.1 million for the 2021 fiscal quarter from a loss of $(318.2) million for the 2020 fiscal quarter. This increase in operating income was primarily driven by the impairment charges recorded during the 2020 fiscal quarter, related to the Laureate tradename impairment that was recognized during the 2020 fiscal quarter, combined with higher operating income at our Peru segment and our Mexico segment for the 2021 fiscal quarter.

Interest expense, net of interest income decreased by $21.6 million to $2.4 million for the 2021 fiscal quarter from $24.0 million for the 2020 fiscal quarter. The decrease in interest expense was primarily attributable to lower average debt balances as a result of debt repayments.

Other non-operating income (expense) changed by $6.2 million to income of $5.2 million for the 2021 fiscal quarter from an expense of $(1.0) million for the 2020 fiscal quarter. This change was primarily attributable to gain on foreign currency exchange during the 2021 fiscal quarter compared to a loss during the 2020 fiscal quarter, for a change of $9.0 million. This increase in other non-operating income was partially offset by loss on disposal of subsidiaries during the 2021 fiscal quarter, compared to a gain during the 2020 fiscal quarter for a change of $1.5 million, and other non-operating income of $1.3 million during the 2020 fiscal quarter.

Income tax (expense) benefit changed by $120.3 million to an expense of $(48.1) million for the 2021 fiscal quarter from an income tax benefit of $72.2 million for the 2020 fiscal quarter. This change in income tax was primarily due to changes in the mix of pre-tax book income attributable to taxable and non-taxable entities in various taxing jurisdictions, as well as additional tax expense in the 2021 fiscal quarter for changes in estimate associated with provision-to-return adjustments related to the GILTI high-tax exception regulations.

Income (loss) from discontinued operations, net of tax changed by $883.9 million to income of $370.5 million for the 2021 fiscal quarter from a loss of $(513.4) million for the 2020 fiscal quarter. This change was primarily driven by the gain on sale of Walden University during the 2021 fiscal quarter, combined with charges recorded during the 2020 fiscal quarter to write down certain held-for-sale disposal groups to fair value. See Overview for further detail on results of the Discontinued Operations.

Comparison of Consolidated Results for the Nine Months Ended September 30, 2021 and 2020

			% Change
			Better/(Worse)
(in millions)	2021	2020	2021 vs. 2020
Revenues	$790.0	$739.7	7%
Direct costs	577.1	614.1	6%
General and administrative expenses	139.3	140.8	1%
Loss on impairment of assets	67.2	350.9	81%
Operating income (loss)	6.4	(366.2)	102%
Interest expense, net of interest income	(38.3)	(74.1)	48%
Other non-operating (expense) income	(84.7)	70.1	nm
Loss from continuing operations before income taxes and equity in net income of affiliates	(116.6)	(370.2)	69%
Income tax (expense) benefit	(174.2)	293.5	(159)%
Equity in net income of affiliates, net of tax	—	0.2	(100)%
Loss from continuing operations	(290.8)	(76.5)	nm
Income (loss) from discontinued operations, net of tax	456.8	(921.2)	150%
Net income (loss)	166.0	(997.7)	117%
Net loss attributable to noncontrolling interests	0.5	5.1	90%
Net income (loss) attributable to Laureate Education, Inc.	$166.5	$(992.7)	117%
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see “Discussion of Significant Items Affecting the Consolidated Results.”

Comparison of Consolidated Results for the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

Revenues increased by $50.3 million to $790.0 million for the nine months ended September 30, 2021 (the 2021 fiscal period) from $739.7 million for the nine months ended September 30, 2020 (the 2020 fiscal period). The effect of product mix, pricing and timing increased revenues by $29.4 million for the 2021 fiscal period. Average total organic enrollment was higher at our institutions in Peru, partially offset by lower average enrollment in Mexico, increasing revenues by $35.3 million compared to the 2020 fiscal period. Other Corporate and Eliminations changes accounted for an increase in revenues of $3.5 million. These increases in revenues were partially offset by the effect of a net change in foreign currency exchange rates, which decreased revenues by $17.9 million, as a result of the weakening of the Peruvian Nuevo Sol against the USD.

Direct costs and general and administrative expenses combined decreased by $38.5 million to $716.4 million for the 2021 fiscal period from $754.9 million for the 2020 fiscal period. The effect of operational changes decreased direct costs by $41.6 million, mainly driven by cost-saving initiatives, partially offset by higher amortization expense at Corporate, mostly related to the amortization of the finite-lived tradename. The effect of a net change in foreign currency exchange rates decreased costs by $0.2 million. Other Corporate and Eliminations expenses accounted for a decrease in costs of $4.0 million in the 2021 fiscal period, related to cost-reduction efforts. Partially offsetting these decreases in direct costs were changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets, which resulted in a year-over-year increase in direct costs of $7.3 million.

Operating income (loss) changed by $372.6 million to an income of $6.4 million for the 2021 fiscal period from a loss of $(366.2) million for the 2020 fiscal period. This change was primarily a result of lower impairment loss during the 2021 fiscal period of $283.7 million, related to the Laureate tradename impairment recognized during the 2020 fiscal period, combined with higher operating income at our Peru segment and lower operating loss at our Mexico segment.

Interest expense, net of interest income decreased by $35.8 million to $38.3 million for the 2021 fiscal period from $74.1 million for the 2020 fiscal period. The decrease in interest expense was primarily attributable to lower average debt balances as a result of debt repayments.

Other non-operating (expense) income changed by $154.8 million to an expense of $(84.7) million for the 2021 fiscal period from an income of $70.1 million for the 2020 fiscal period. This change was attributable to: (1) a loss on debt extinguishment of $77.9 million during the 2021 fiscal period in connection with the repayment of the Senior Notes due 2025; (2) an increase in loss on derivative instruments of $23.9 million, driven by settlement of foreign currency swap agreements in connection with the sale of Brazil operations during the 2021 fiscal period; (3) less gain on foreign currency exchange of $52.3 million; and (4) the year-over-year effect of other non-operating expense of $1.0 million during the 2020 fiscal period. These increases in other non-operating expense were partially offset by a lower loss on disposal of subsidiaries of $0.3 million during the 2021 fiscal period.

Income tax (expense) benefit changed by $467.7 million to an expense of $(174.2) million for the 2021 fiscal period from a benefit of $293.5 million for the 2020 fiscal period. This change was primarily attributable to a nonrecurring discrete tax benefit of approximately $222 million that was recognized during the 2020 fiscal period related to the tax-basis step up of certain intellectual property that became subject to Dutch taxation in the Netherlands, in addition to tax expense recorded during the 2021 fiscal period of approximately $46.5 million for increases to income tax reserves, and tax expense of approximately $35.7 million for changes in estimate associated with provision-to-return adjustments related to the GILTI high-tax exception regulations. The majority of the remaining difference is attributable to the change in pretax earnings.

Income (loss) from discontinued operations, net of tax changed by $1,378.0 million to income of $456.8 million for the 2021 fiscal period from a loss of $(921.2) million for the 2020 fiscal period. This change was primarily driven by the gain on sale of Walden University during the 2021 fiscal period, combined with impairment charges recorded during the 2020 fiscal period and charges recorded during the 2020 fiscal period to write down certain held-for-sale disposal groups to fair value. See Overview for further detail on results of the Discontinued Operations.

Net loss attributable to noncontrolling interests decreased by $4.6 million to $0.5 million for the 2021 fiscal period from $5.1 million for the 2020 fiscal period, which was primarily related to our previous joint venture in Saudi Arabia.

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

Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-

to-period comparisons of our core business. Additionally, Adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors and our Chief Executive Officer in connection with the payment of incentive compensation to our executive officers and other members of our management team. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

The following table presents Adjusted EBITDA and reconciles loss from continuing operations to Adjusted EBITDA for the three months ended September 30, 2021 and 2020:

			% Change
			Better/(Worse)
(in millions)	2021	2020	2021 vs. 2020
Loss from continuing operations	$(10.4)	$(271.0)	96%
Plus:
Income tax expense (benefit)	48.1	(72.2)	(167)%
Income (loss) from continuing operations before income taxes	37.7	(343.2)	111%
Plus:
Loss (gain) on disposal of subsidiaries, net	0.9	(0.6)	nm
Foreign currency exchange (gain) loss, net	(6.1)	2.9	nm
Other income, net	—	(1.3)	(100)%
Interest expense	3.7	24.7	85%
Interest income	(1.3)	(0.7)	86%
Operating income (loss)	35.1	(318.2)	111%
Plus:
Depreciation and amortization	25.9	18.2	(42)%
EBITDA	61.0	(300.0)	120%
Plus:
Share-based compensation expense (a)	2.0	2.6	23%
Loss on impairment of assets (b)	3.3	323.4	99%
EiP implementation expenses (c)	9.6	24.4	61%
Adjusted EBITDA	$75.9	$50.4	51%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”
(b) Represents non-cash charges related to impairments of long-lived assets. For further details, see “Discussion of Significant Items Affecting the Consolidated Results for the Nine Months Ended September 30, 2021.”
(c) EiP implementation expenses are related to our enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs), as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also includes other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure, an enterprise-wide program aimed at revenue growth, and certain non-recurring costs incurred in connection with the completed dispositions.

Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Three Months Ended September 30, 2021 and 2020

Depreciation and amortization increased by $7.7 million to $25.9 million for the 2021 fiscal quarter from $18.2 million for the 2020 fiscal quarter. This increase was primarily attributable to amortization of Laureate’s tradename which, during the third quarter of 2020, changed from being an indefinite-lived intangible asset to being a finite-lived intangible asset. When combined with other items, this change increased depreciation and amortization by $7.8 million. This increase was partially offset by the effects of foreign currency exchange, which decreased depreciation and amortization expense by $0.1 million for the 2021 fiscal quarter.

Share-based compensation expense decreased by $0.6 million to $2.0 million for the 2021 fiscal quarter from $2.6 million for the 2020 fiscal quarter.

EiP implementation expenses decreased by $14.8 million to $9.6 million for the 2021 fiscal quarter from $24.4 million for the 2020 fiscal quarter. This decrease was primarily attributable to lower costs during the 2021 fiscal quarter associated with an enterprise-wide program aimed at revenue growth, combined with lower legal and consulting fees related to our divestiture activity.

The following table presents Adjusted EBITDA and reconciles loss from continuing operations to Adjusted EBITDA for the nine months ended September 30, 2021 and 2020:

			% Change
			Better/(Worse)
(in millions)	2021	2020	2021 vs. 2020
Loss from continuing operations	$(290.8)	$(76.5)	nm
Plus:
Equity in net income of affiliates, net of tax	—	(0.2)	(100)%
Income tax expense (benefit)	174.2	(293.5)	(159)%
Loss from continuing operations before income taxes and equity in net income of affiliates	(116.6)	(370.2)	69%
Plus:
Loss on disposal of subsidiaries, net	0.9	1.2	25%
Foreign currency exchange gain, net	(18.7)	(71.1)	(74)%
Other expense (income), net	0.1	(0.8)	(113)%
Loss on derivatives	24.5	0.6	nm
Loss on debt extinguishment	77.9	—	nm
Interest expense	40.8	75.7	46%
Interest income	(2.5)	(1.6)	56%
Operating income (loss)	6.4	(366.2)	102%
Plus:
Depreciation and amortization	75.6	55.9	(35)%
EBITDA	82.0	(310.3)	126%
Plus:
Share-based compensation expense (a)	6.0	7.9	24%
Loss on impairment of assets (b)	67.2	350.9	81%
EiP implementation expenses (c)	37.5	66.5	44%
Adjusted EBITDA	$192.7	$115.1	67%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”
(b) Represents non-cash charges related to impairments of long-lived assets. For further details, see “Discussion of Significant Items Affecting the Consolidated Results for the Nine Months Ended September 30, 2021.”
(c) EiP implementation expenses are related to our enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs), as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also includes other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure, an enterprise-wide program aimed at revenue growth, and certain non-recurring costs incurred in connection with the and completed dispositions.

Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Nine Months Ended September 30, 2021 and 2020
Depreciation and amortization increased by $19.7 million to $75.6 million for the 2021 fiscal period from $55.9 million for the 2020 fiscal period. This increase was primarily attributable to amortization of Laureate’s tradename which, during the third quarter of 2020, changed from being an indefinite-lived intangible asset to being a finite-lived intangible asset. When combined with other items, this change increased depreciation and amortization by $20.1 million. Partially offsetting this increase was the effect of foreign currency exchange, which decreased depreciation and amortization expense by $0.4 million for the 2021 fiscal period.

Share-based compensation expense decreased by $1.9 million to $6.0 million for the 2021 fiscal period from $7.9 million for the 2020 fiscal period.

EiP implementation expenses decreased by $29.0 million to $37.5 million for the 2021 fiscal period from $66.5 million for the 2020 fiscal period. This decrease was primarily attributable to lower costs during the 2021 fiscal period associated with an enterprise-wide program aimed at revenue growth, combined with lower severance costs and lower legal and consulting fees related to our divestiture activity.

Segment Results

We have two reportable segments: Mexico and Peru, as discussed in Overview. For purposes of the following comparison of results discussion, “segment direct costs” represent direct costs incurred by the segment as they are included in Adjusted EBITDA, such that depreciation and amortization expense, loss on impairment of assets, share-based compensation expense and our EiP implementation expenses have been excluded. Organic enrollment is based on average total enrollment for the period. For a further description of our segments, see Overview.

The following table, derived from our consolidated financial statements included elsewhere in this Form 10-Q, presents selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended September 30,	2021	2020	2021 vs. 2020
Revenues:
Mexico	$131.3	$115.9	13%
Peru	133.1	127.3	5%
Corporate	3.3	0.3	nm
Consolidated Total Revenues	$267.7	$243.5	10%

Adjusted EBITDA:
Mexico	$27.0	$15.5	74%
Peru	70.8	56.5	25%
Corporate	(22.0)	(21.6)	(2)%
Consolidated Total Adjusted EBITDA	$75.9	$50.4	51%
nm - percentage changes not meaningful

(in millions)			% Change
			Better/(Worse)
For the nine months ended September 30,	2021	2020	2021 vs. 2020
Revenues:
Mexico	$390.9	$385.0	2%
Peru	392.3	351.4	12%
Corporate	6.8	3.3	106%
Consolidated Total Revenues	$790.0	$739.7	7%

Adjusted EBITDA:
Mexico	$61.5	$58.5	5%
Peru	196.0	129.0	52%
Corporate	(64.9)	(72.4)	10%
Consolidated Total Adjusted EBITDA	$192.7	$115.1	67%

Mexico

Financial Overview

Comparison of Mexico Results for the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2020	$115.9	$100.4	$15.5
Organic enrollment (1)	4.3
Product mix, pricing and timing (1)	(0.8)
Organic constant currency	3.5	(5.9)	9.4
Foreign exchange	11.9	9.9	2.0
Dispositions	—	—	—
Other (2)	—	(0.1)	0.1
September 30, 2021	$131.3	$104.3	$27.0
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $15.4 million, a 13% increase from the 2020 fiscal quarter.
•Organic enrollment increased during the fiscal quarter by 4%, increasing revenues by $4.3 million.
•Revenues represented 50% of our consolidated total revenues for the 2021 fiscal quarter compared to 48% for the 2020 fiscal quarter.

Adjusted EBITDA increased by $11.5 million, a 74% increase from the 2020 fiscal quarter.

Comparison of Mexico Results for the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2020	$385.0	$326.5	$58.5
Organic enrollment (1)	(5.6)
Product mix, pricing and timing (1)	(15.3)
Organic constant currency	(20.9)	(25.6)	4.7
Foreign exchange	26.8	21.2	5.6
Dispositions	—	—	—
Other (2)	—	7.3	(7.3)
September 30, 2021	$390.9	$329.4	$61.5
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $5.9 million, a 2% increase from the 2020 fiscal period.
•Organic enrollment decreased during the 2021 fiscal period by 1%, decreasing revenues by $5.6 million.
•The decrease in revenues from product mix, pricing and timing was mainly due to an increase in discounts and scholarships as a percentage of revenues.
•The Mexican peso strengthened against the USD during the 2021 fiscal period compared to the 2020 fiscal period, increasing revenue by $26.8 million.
•Revenues represented 49% of our consolidated total revenues for the 2021 fiscal period, compared to 52% for the 2020 fiscal period.

Adjusted EBITDA increased by $3.0 million, a 5% increase from the 2020 fiscal period.

Peru

Financial Overview

Comparison of Peru Results for the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2020	$127.3	$70.8	$56.5
Organic enrollment (1)	32.3
Product mix, pricing and timing (1)	(7.2)
Organic constant currency	25.1	(0.1)	25.2
Foreign exchange	(19.3)	(8.4)	(10.9)
Dispositions	—	—	—
Other	—	—	—
September 30, 2021	$133.1	$62.3	$70.8
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $5.8 million, a 5% increase from the 2020 fiscal quarter.
•Organic enrollment increased during the 2021 fiscal quarter by 27%, increasing revenues by $32.3 million.
•Revenue represented 50% of our consolidated total revenues for the 2021 fiscal quarter compared to 52% for the 2020 fiscal quarter.

Adjusted EBITDA increased by $14.3 million, a 25% increase from the 2020 fiscal quarter.

Comparison of Peru Results for the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2020	$351.4	$222.4	$129.0
Organic enrollment (1)	40.9
Product mix, pricing and timing (1)	44.7
Organic constant currency	85.6	(5.1)	90.7
Foreign exchange	(44.7)	(21.0)	(23.7)
Dispositions	—	—	—
Other	—	—	—
September 30, 2021	$392.3	$196.3	$196.0
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $40.9 million, a 12% increase from the 2020 fiscal period.
•Organic enrollment increased during the 2021 fiscal period by 12%, increasing revenues by $40.9 million.
•The increase in revenues from product mix, pricing and timing was driven by a combination of pricing increases and more weeks of revenue recognition during the 2021 fiscal period compared to the 2020 fiscal period due to the academic calendar timing.
•Revenue represented 50% of our consolidated total revenues for the 2021 fiscal period compared to 48% for the 2020 fiscal period.

Adjusted EBITDA increased by $67.0 million, a 52% increase from the 2020 fiscal period.

Corporate

Corporate revenues primarily include our transition services agreements related to divestitures and centralized IT costs charged to other business units, partially offset by the elimination of inter-segment revenues.

Comparison of Corporate Results for the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

			% Change
			Better/(Worse)
(in millions)	2021	2020	2021 vs. 2020
Revenues	$3.3	$0.3	nm
Expenses	25.3	21.9	(16)%
Adjusted EBITDA	$(22.0)	$(21.6)	(2)%
Adjusted EBITDA decreased by $0.4 million, a 2% decrease from the 2020 fiscal quarter.

Comparison of Corporate Results for the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

			% Change
			Better/(Worse)
(in millions)	2021	2020	2021 vs. 2020
Revenues	$6.8	$3.3	106%
Expenses	71.7	75.7	5%
Adjusted EBITDA	$(64.9)	$(72.4)	10%

Adjusted EBITDA increased by $7.5 million, a 10% increase from the 2020 fiscal period.
•Cost-reduction efforts led to reduced labor costs and other professional fees, decreasing expenses by $12.1 million compared to the 2020 fiscal period.
•Other items accounted for a decrease in Adjusted EBITDA of $4.6 million.

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

As of September 30, 2021, our secondary source of liquidity was cash and cash equivalents of $1,856.9 million. Our cash accounts are maintained with high-quality financial institutions with no significant concentration in any one institution. As discussed further below, on October 29, 2021, the Company paid a special cash distribution to shareholders of approximately $1,271.8 million.

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

In 2018, we completed the sale of LEI Lie Ying Limited in China. At the closing of the sale, a portion of the total transaction value was paid into an escrow account, to be distributed to the Company pursuant to the terms and conditions of the escrow agreement. In April 2021, the Company received the final balance from the escrow account, which was approximately $21.7 million at the date of receipt.

On May 28, 2021, we completed the sale of our operations in Brazil and received proceeds of approximately $625.5 million, net of cash sold, transaction fees and settlement of foreign currency swaps. The Company used a portion of the proceeds to repay the remaining balance outstanding under its Senior Notes due 2025.

On August 12, 2021, we completed the sale of Walden University and received proceeds of approximately $1,397.2 million, net of cash sold, transaction fees, and certain closing adjustments. At closing, the Company also recorded a receivable of $74.0 million, representing a portion of the transaction value that was paid into an escrow account, to be released to the Company one year following the closing of the transaction pursuant to the terms and conditions of the escrow agreement. In addition, approximately $83.6 million of restricted cash on the Company's balance sheet related to collateralized regulatory obligations is expected to be released within the next twelve months. As described in Note 12, Stockholders’ Equity, in our consolidated financial statements included elsewhere in this Form 10-Q, on October 29, 2021, the Company paid a special cash distribution to shareholders of approximately $1,271.8 million. In addition, the Company anticipates that it will pay approximately $170 million in estimated taxes and fees due on prior sales (including Walden University). We expect that the majority of the taxes and fees will be paid during the fourth quarter of 2021.

On September 10, 2020, we completed the divestiture of our operations in Chile. Under the terms of the agreement, the purchase price included a note receivable of $21.5 million that was payable one year from the date of divestiture. We collected this receivable in September 2021.

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $105.0 million and $117.2 million as of September 30, 2021 and December 31, 2020, respectively.

Indefinite Reinvestment of Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As part of our business strategies, we have determined that, except for one of our institutions in Peru, all earnings from our foreign continuing operations will be deemed indefinitely reinvested outside of the United States. As of September 30, 2021, $295.5 million of our total $1,856.9 million of cash and cash equivalents were held by foreign subsidiaries. As of December 31, 2020, $127.7 million of our total $750.1 million of cash and cash equivalents were held by foreign subsidiaries. These amounts above do not include $270.2 million of cash recorded at subsidiaries that were classified as held for sale at December 31, 2020, of which $66.4 million was held by foreign subsidiaries.

Liquidity Requirements

Our short-term liquidity requirements include: funding for debt service (including finance leases); operating lease obligations; payments of income taxes; deferred compensation; working capital; operating expenses; capital expenditures; repurchase of the Company’s common stock; and business development activities.

Long-term liquidity requirements include: payments on long-term debt (including finance leases); operating lease obligations; payments of deferred compensation; and payments of other third-party obligations.

Debt

As of September 30, 2021, our debt obligations included lines of credit and short-term borrowing arrangements of subsidiaries, mortgages payable and notes payable, which totaled $119.2 million. In addition, our finance lease obligations and sale-leaseback financings were $46.5 million.

Senior Secured Credit Facility

Our Senior Secured Credit Facility consists of the revolving credit facility, which provides for borrowings of $410.0 million. As of both September 30, 2021 and December 31, 2020, there was no balance outstanding under our Senior Secured Credit Facility.

Covenants

Under the Third A&R Credit Agreement, we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant (a leverage ratio covenant), as defined in the Third A&R Credit Agreement, unless certain conditions are satisfied. As of September 30, 2021, those conditions were satisfied and, therefore, we were not subject to the leverage ratio. The maximum ratio, as defined, is 3.50x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. In addition, indebtedness at some of our locations contain financial maintenance covenants and we were in compliance with those covenants as September 30, 2021.

Senior Notes

During the second quarter of 2021, the Company fully repaid the remaining balance outstanding under our Senior Notes due 2025 using a portion of the proceeds received from the sales of its operations in Australia and New Zealand and Brazil.

Leases

We conduct a significant portion of our operations from leased facilities. These facilities include our corporate headquarters, other office locations, and many of our higher education facilities. As discussed in Note 9, Leases, in our consolidated financial statements included elsewhere in this Form 10-Q, we have significant liabilities recorded related to our leased facilities, which will require future cash payments. As of September 30, 2021 and December 31, 2020, the present value of operating lease liabilities was $459.5 million and $519.1 million, respectively. These amounts exclude operating lease liabilities for our Discontinued Operations of $12.0 million and $151.4 million as of September 30, 2021 and December 31, 2020, respectively.

Capital Expenditures

Capital expenditures consist of purchases of property and equipment and expenditures for deferred costs. Our capital expenditure program is a component of our liquidity and capital management strategy. This program includes discretionary spending, which we can adjust in response to economic and other changes in our business environment, to grow our business through the following: (1) capacity expansion at institutions to support enrollment growth; (2) new campuses for institutions in our existing markets; (3) information technology to increase efficiency and controls; and (4) online content development. Our non-discretionary spending includes the maintenance of existing facilities. We typically fund our capital expenditures through cash flow from operations and external financing. In the event that we are unable to obtain the necessary funding for capital expenditures, our long-term growth strategy could be significantly affected. We believe that our internal sources of cash and our ability to obtain additional third-party financing, subject to market conditions, will be sufficient to fund our investing activities.

Our total capital expenditures for our Continuing and Discontinued Operations, excluding receipts from the sale of subsidiaries and property equipment, were $32.9 million and $74.3 million during the nine months ended September 30, 2021 and 2020, respectively. The 56% decrease in capital expenditures was primarily due to the completed divestitures, as well as a targeted reduction and deferral across all business lines to preserve cash as a result of the COVID-19 pandemic.

Laureate Education, Inc. Deferred Compensation Plan

During the first quarter of 2021, the Company’s board of directors approved the termination of a deferred compensation plan for certain executive employees and members of our board of directors, with such termination effective April 1, 2021. The Company expects that the participants will receive a distribution payout of their account balances under the terms of the plan in April 2022. As of September 30, 2021, the total plan assets were $1.9 million and the total plan liabilities were $5.1 million. The Company plans to fund the difference between the assets and the liabilities with operating cash flows.

Stock Repurchase Program

On November 5, 2020, Laureate’s board of directors approved a stock repurchase program to acquire up to $300 million of the Company’s Class A common stock. On April 30, 2021, the Laureate’s board of directors approved an increase of the above authorization by $200 million, for a total repurchase authorization (including the above authorized repurchases) of up to $500 million of the Company’s Class A common stock. The Company’s repurchases may be made on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s board of directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. As of September 30, 2021, the approximate dollar value of shares yet to be purchased under this stock repurchase program was $71.0 million. The Company expects to finance the remaining repurchases with free cash flow, from excess cash and liquidity on-hand, or from its revolving credit facility, or a combination thereof.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2021 and 2020:

(in millions)	2021	2020
Cash provided by (used in):
Operating activities	$54.0	$221.8
Investing activities	2,054.4	(34.2)
Financing activities	(1,284.5)	257.4
Effects of exchange rates changes on cash	(14.4)	(13.4)
Change in cash included in current assets held for sale	285.0	218.3
Net change in cash and cash equivalents and restricted cash	$1,094.6	$649.8

Comparison of Cash Flows for the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

Operating Activities
Cash provided by operating activities decreased by $167.8 million to $54.0 million for the 2021 fiscal period, from $221.8 million for the 2020 fiscal period. This decrease in operating cash was primarily attributable to the net effect of changes in working capital and the divestiture of subsidiaries that contributed positive operating cash flows during the 2020 fiscal period, which accounted for $149.8 million of the decrease. Additionally, cash paid for taxes increased by $33.0 million, from $62.0 million for the 2020 fiscal period to $95.0 million for the 2021 fiscal period, primarily related to the payment of withholding taxes for intercompany loans that were capitalized during the 2021 fiscal period. These decreases in operating cash flow were partially offset by a decrease in cash paid for interest of $15.0 million, from $75.3 million for the 2020 fiscal period to $60.3 million for the 2021 fiscal period, attributable to lower average debt balances.

Investing Activities

Cash flows from investing activities increased by $2,088.6 million to investing cash inflow of $2,054.4 million for the 2021 fiscal period from investing cash outflow of $(34.2) million for the 2020 fiscal period. This increase in investing cash was attributable to higher cash receipts from the sales of Discontinued Operations of $2,097.6 million, from $40.1 million during the 2020 fiscal period (for the net effect of the sales of NSAD and our operations in Costa Rica, Chile and Malaysia, and the receipt of a portion of the escrow receivable balance related to the 2018 sale of our China operations) to $2,137.7 million, net, during the 2021 fiscal period (primarily for the sale Walden University, our operations in Honduras and Brazil, the receipt of the note receivable related to the 2020 divestiture of our Chilean operations, and the receipt of portions of the purchase prices that were withheld in connection to the 2018 sale of our China operations and the 2020 sale of our Malaysia operations). In addition, cash used for capital expenditures decreased $41.4 million compared to the 2020 fiscal period. These increases in investing cash were partially offset by payments of $50.3 million for derivative instruments related to foreign exchange swap agreements associated with the sale of our Brazil operations. Other items accounted for the remaining difference of $0.1 million.

Financing Activities

Cash flows from financing activities decreased by $1,541.9 million to a financing cash outflow of $(1,284.5) million for the 2021 fiscal period from a financing cash inflow of $257.4 million for the 2020 fiscal period. This decrease in financing cash was attributable to: (1) net payments of long-term debt during the 2021 fiscal period, mainly the repayment in full of the balance outstanding under the Senior Notes due 2025, compared to net proceeds of long-term debt during the 2020 fiscal period, related to the full draw down on our $410.0 million revolving credit facility in the 2020 fiscal period in order to increase our cash position and preserve financial flexibility in response to the COVID-19 pandemic, for a change of $1,154.8 million; (2) higher payments during the 2021 fiscal period of $335.1 million to repurchase shares of our Class A common stock under our stock repurchase program; (3) payments of call premiums of $32.3 million associated with the redemption of the Senior Notes due 2025 during the 2021 fiscal period; and (4) the year-over-year effect of proceeds from the exercise of common stock options of $25.5 million during the 2020 fiscal period. These decreases in financing cash were partially offset by payments of deferred purchase price for acquisitions during the 2020 fiscal period of $5.7 million. Other items accounted for the remaining difference of $0.1 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2020 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2020 Form 10-K. During the nine months ended September 30, 2021, there were no significant changes to our critical accounting policies. We will continue to monitor the effect to the Company of the COVID-19 pandemic and assess whether any changes to our accounting estimates are warranted as additional information becomes available.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Effective October 1, 2021, as part of our ongoing cost-reduction efforts, we outsourced the majority of our information technology activities to a third-party service provider. These changes were not made in response to any identified deficiency or weakness in the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Form 10-K”) and Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (our “Q1 2021 Form 10-Q”) and June 30, 2021 (our “Q2 2021 Form 10-Q”) for information regarding material pending legal proceedings. Except as set forth therein and below, there have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

As previously disclosed, on July 22, 2021, the Spanish National Court issued a decision on the Company’s appeal regarding the Spanish Taxing Authority’s (STA) audits of Iniciativas Culturales de España, S.L. (ICE), our former Spanish holding company, for the fiscal years 2006-2007 and 2008-2010. Based on our understanding of the decision, the matter is not yet resolved in favor of either the Company or the STA. During the third quarter of 2021, both the Company and the STA appealed the Spanish National Court decision. It is expected that the Spanish Supreme Court will rule whether or not the appeals will be considered within approximately six months.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in “Item 1A. Risk Factors” in our 2020 Form 10-K except as set forth below.

Risk Factors Relating to Peruvian Nonresident Capital Gains Tax

Sale of Company Common Shares May Trigger Taxes Payable in Peru

Holders who sell, exchange, or otherwise dispose of Company shares may be subject to Peruvian tax at a rate of 30% on their gain realized in such transaction determined under certain Peruvian valuation rules regardless of whether the transaction is taxable for non-Peruvian purposes. In determining the amount of such gain subject to such tax, the gain is first multiplied by the percentage of the Company’s value that is represented by its Peruvian business determined under certain Peruvian valuation rules (the “Peru Ratio”). This tax applies if the value of stock determined under certain Peruvian valuation rules (calculated in PEN) transferred multiplied by the Peru Ratio exceeds approximately $42.5 million applying the PEN/USD exchange rate of September 30, 2021 (the “Threshold”). The Threshold is calculated in PEN and changes with currency exchange rates. For purposes of determining whether the Threshold has been exceeded by any holder, all transfers made by such holder over any 12-month period are aggregated. For purposes of determining whether any tax is owed, the holder must have their basis “certified” by the Peruvian tax authorities in advance of such transaction. If the holder exceeds the Threshold and does not obtain a tax basis certificate before the transaction, the holder’s tax basis in the shares will be considered zero for Peruvian tax purposes.
The Company advises current and future holders, who currently have or intend to own or trade in significant volumes of Company shares, to seek the advice of their own advisors with knowledge of the matters described above.

Direct or Indirect Transfer of Company Common Shares May Result in Peruvian Tax Liability to the Company

In the event that a direct or indirect sale, exchange, or other disposition of Company shares occurs and any resulting Peruvian tax is not paid, the Company’s Peruvian subsidiaries may be jointly and severally liable for such tax. Joint and several liability may be imposed if during any of the 12 months preceding the transaction, inter alia, the transferor of Company shares held an indirect or direct interest of more than 10% of the Company’s outstanding shares. If such a transaction were to occur and the Peruvian tax authorities sought to collect the Peruvian capital gains taxes from the Company’s Peruvian subsidiaries that were not paid by such transferor, it could have a material adverse effect on our business, financial condition or results of operations.

In addition to the information set forth in this report, you should consider the risk factors disclosed in our 2020 Form 10-K. Furthermore, the impact of COVID-19 may exacerbate other risks discussed in our 2020 Form 10-K, Q1 2021 Form 10-Q and Q2 2021 Form 10-Q, any one of which could have a material adverse effect on our business, financial condition, cash flows and results of operations. The situation continues to evolve, and additional impacts may arise of which we are not currently aware.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (in thousands, except per share amounts)

The following table provides a summary of the Company’s purchases of its Class A common stock during the three months ended September 30, 2021 pursuant to the Company’s authorized stock repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares yet to be purchased under the plans or programs (1)
7/1/21 - 7/31/21	1,643	$14.67	1,643	$159,746
8/1/21 - 8/31/21	2,070	15.37	2,070	127,934
9/1/21 - 9/30/21	3,397	16.76	3,397	70,995
Total	7,110	$15.87	7,110	$70,995

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
2.1
Waiver and Amendment to Membership Interest Purchase Agreement by and between Adtalem Global Education Inc. and Laureate Education, Inc., dated as of July 21, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 27, 2021, SEC File No. 001-38002)

2.2†	Amendment dated August 10, 2021 to Membership Interest Purchase Agreement, dated September 11, 2020, by and between Laureate Education, Inc. and Adtalem Global Education Inc.
10.1	Letter Agreement, dated August 11, 2021, between Laureate Education, Inc. and Paula Singer
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_________________________
†    The exhibits, appendices, disclosure schedules and other schedules, as applicable, have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ RICHARD M. BUSKIRK
Richard M. Buskirk
Senior Vice President and Chief Financial Officer
Date: November 4, 2021

/s/ GERARD M. KNAUER
Gerard M. Knauer
Vice President, Accounting and Global Controller
Date: November 4, 2021