Form 10-K
period 2021-12-31
LAUREATE EDUCATION, INC.
filed 2022-02-24
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
OR
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________.
Commission File Number: 001-38002
Laureate Education, Inc.
(Exact name of registrant as specified in its charter)

Delaware			52-1492296
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

78 SW 7th Street, Suite 900	Miami,	Florida	33130
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (786) 209-3368
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.004 per share	LAUR	The NASDAQ Stock Market LLC
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
Large accelerated filer ☒                 Accelerated filer ☐             Non-accelerated filer ☐
         Smaller reporting company ☐               Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $1.406 billion (based on the closing price of the registrant's Class A common stock on that date as reported on the Nasdaq Global Select Market).
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2022
Common stock, par value $0.004 per share	178,503,512 shares
Documents Incorporated by Reference
The registrant incorporates by reference its definitive proxy statement with respect to its 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10‑K.

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

Forward‑Looking Statements

This Form 10‑K contains “forward‑looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward‑looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or similar expressions that concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results, and all statements we make relating to (i) our current growth strategy and other future plans, strategies or transactions that may be identified, explored or implemented and any litigation or dispute resulting from any completed transaction, (ii) any anticipated share repurchases or cash distributions and (iii) the potential impact of the COVID-19 pandemic on our business or the global economy as a whole are forward-looking statements. In addition, we, through our senior management, from time to time make forward‑looking public statements concerning our expected future operations and performance and other developments. All of these forward‑looking statements are subject to risks and uncertainties that may change at any time, including including with respect to our current growth strategy and the impact of any completed divestiture or separation transaction on our remaining businesses. Accordingly, our actual results may differ materially from those we expected. We derive most of our forward‑looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward‑looking statements included in this Form 10‑K, are disclosed under various sections throughout this Form 10‑K, including, but not limited to, Item 1—Business, Item 1A—Risk Factors, and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations. All subsequent written and oral forward‑looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the factors discussed in this Form 10‑K. Some of the factors that we believe could affect our results include:

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
•our focus on a specific public benefit purpose and producing a positive effect for society may negatively influence our financial performance; and
•the future trading prices of our common stock and the impact of any securities analysts’ reports on these prices
We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward‑looking statements contained in this Form 10‑K may not in fact occur. We undertake no obligation to publicly update or revise any forward‑looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Part I

Item 1. Business

Our Continuing Operations include Mexico and Peru. Unless otherwise indicated, the information in or incorporated by reference into this Form 10-K, including our segment information, relates only to our Continuing Operations.

COVID-19 Update

After the novel coronavirus (“COVID-19”) outbreak was declared a pandemic in March 2020, we closed all of our physical campuses in a matter of a few short weeks, and all of our students were effectively transitioned to an online learning environment, and our staff and faculty were effectively moved to a fully remote environment. The vast majority of our campuses have remained closed throughout this ongoing pandemic. We believe that our institutions have a competitive advantage in online and distance learning given the investments that we have made in digital learning platforms in prior years and believe that we are well-positioned to continue to serve our students during and after the pandemic.

We have recently commenced a return to campus where safe and appropriate to do so, implementing a range of precautions, in accordance with local laws, regulations and health guidelines, to protect the health and safety of our students, faculty and staff. Most of our universities are expecting to adopt a phased approach, prioritizing classes that require in-person technical teaching (such as in our interactive labs). We will continue to monitor the situation and adjust based on what is most appropriate for each market.

General

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. These institutions, which we collectively refer to as the Laureate International Universities network, are leading brands in their respective markets and offer a broad range of undergraduate and graduate degrees through campus-based, online and hybrid programs. Collectively, we have approximately 388,500 students enrolled at five institutions with over 50 campuses as of December 31, 2021. Our institutions in Mexico and Peru operate within scaled country networks, which provide advantages in terms of shared infrastructure, technology, curricula and operational best practices. More than 75% of our students are enrolled in programs of four or more years in duration. As of December 31, 2021, a vast majority of our students were enrolled at traditional, campus-based institutions offering multi-year degrees, similar to leading private and public higher education institutions in developed markets such as the United States and Europe. Due to the COVID-19 pandemic, all of our students were effectively transitioned to an online learning environment in early 2020 and remained predominantly online through the end of 2021. Our institutions are focused on planning for a safe return to campus, when appropriate to do so. See “—COVID-19 Update.”

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

Country	Institution	Enrollment at December 31, 2021	Market Segment	QS Stars™ Overall University Rating	Ratings/Rankings
Mexico	Universidad del Valle de México (UVM)	97,500	Premium/ Traditional	««««	•Ranked Top 10 university in Mexico
					•One of seven 4-Star rated universities in Mexico by QS Stars™
Mexico	Universidad Tecnológica de México (UNITEC)	106,000	Value/Teaching	«««	•Largest private university in Mexico
					•5-Stars rated by QS Stars™ in categories of Teaching & Employability
Peru	Universidad Peruana de Ciencias Aplicadas (UPC)	65,500	Premium/Traditional	««««	•Ranked Top 5 university in Peru
					•One of only two 4-Star rated universities in Peru by QS Stars™
Peru	Universidad Privada del Norte (UPN)	102,000	Value/Teaching	«««	•2nd largest private university in Peru
					•5-Stars rated by QS Stars™ in Employability, 4-Stars in Teaching
Peru	CIBERTEC	17,500	Tech/Voc	N/A	•2nd largest private tech/voc institute in Peru
Sources: QS Stars™, Guía Universitaria (UVM), AmericaEconomia (UPC)

Our institutions in Mexico and Peru offer traditional higher education students a private education alternative, with multiple brands and price points in each market and innovative programs and strong career-driven outcomes. Additionally, through targeted programs and multiple teaching modalities, we are able to serve the differentiated needs of non-traditional students in these markets.

Our program and level of study mix for 2021 was as follows:

Our Segments

We have two reportable segments, which are summarized in the charts below. The following information for our segments is presented as of December 31, 2021.
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

Favorable industry dynamics in Mexico and Peru driving growth in the higher education sector include the following:

Large, Growing and Underpenetrated Population of Qualified Higher Education Students. In many countries, including throughout Latin America and other developing regions, there is growing demand for higher education based on favorable demographics, increasing secondary completion rates and increasing higher education participation rates, resulting in continued growth in higher education enrollments. While global participation rates have increased for traditional higher education students (defined as 18-24 year olds), the market for higher education in Mexico and Peru is still significantly underpenetrated, at approximately 34% and 47%, respectively, as compared to approximately 65% in the United States.

Strong Economic Incentives for Higher Education. According to data from the Organization for Economic Co-operation and Development (“OECD”), in countries that are members of the OECD, the earnings from employment for younger adults (25-34 years) and older adults (45-54 years) completing higher education were approximately 38% and 70% higher, respectively, than those of younger and older adults with only an upper secondary education. We believe that the cumulative impact of favorable demographic and socio-economic trends, coupled with the superior earnings potential of higher education graduates, will continue to expand the market for private higher education.

Increasing Role of the Private Sector in Higher Education. In both Mexico and Peru, the private sector plays a meaningful role in higher education, bridging supply and demand imbalances created by a lack of capacity at public universities. In Mexico, private education providers constitute 35% of the total higher-education market (42% in states in which we have operations). In Peru, private education providers constitute 69% of the total higher-education market. In addition to capacity limitations, we believe that limited public resources, and the corresponding policy reforms to make higher education systems less dependent on the financial and operational support of local governments, have resulted in increased enrollments in private institutions relative to public institutions.

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
•Best Practices. Through collaboration across our institutions, best practices for key operational processes, such as digital marketing, data science/AI, scheduling, retention management, market research, campus design, faculty training, student services and recruitment, are identified and then rolled out to all of our institutions.

•Unified Systems. Our scale also permits increased investment in unified technology systems and an opportunity to leverage standardization of processes, centralization of common services (such as information technology, finance and procurement) and intellectual property, and implementing a common operating model and platform for content development, digital campus experiences, student services, recruitment and administrative services within each country. These systems provide data and insights on a scale that we believe will allow us to improve student experience, retention rates and outcomes, while also enabling a more efficient and lower cost educational delivery model.

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

In addition, many of our institutions and programs have earned the highest accreditation available, which provides us with a strong competitive advantage in local markets. For example, medical school licenses are often the most difficult to obtain and are only granted to institutions that meet rigorous standards. Throughout Mexico and Peru we operate 13 medical and seven dental schools. We believe that the establishment of our medical and dental schools further validates the quality of our institutions and programs and increases brand awareness.

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

Attractive Financial Model.

•Private Pay Model. Essentially all of our revenues for 2021 were generated from private pay sources, as there are no material government-sponsored student loan programs in Mexico or Peru. We believe that students’ and families’ willingness to allocate personal resources to fund higher education at our institutions validates our strong value proposition.

•Revenue Visibility Enhanced by Program Length and Strong Retention. The length of our programs provides us with a high degree of revenue visibility. The majority of the academic programs offered by our institutions last between four and five years, and more than 75% of our students were enrolled in programs of at least four years or more in duration as of December 31, 2021. Additionally, we actively monitor and manage student retention because of the impact it has on student outcomes and our financial results. Our historical annual student retention rate, which we define as the proportion of prior year students returning in the current year (excluding graduating students), was 79% on average over the last five years. Given our high degree of revenue visibility, we are able to make attractive capital investments and execute other strategic initiatives to help drive sustainable growth in our business.

•Attractive Margin Profile with Significant Operating Leverage. Our scale within each country provides significant advantages, enabling us to operate efficiently with attractive margin levels. We focus on optimizing our operations at the country level through our in-county networks.

Our Strategy

While the countries in which we operate currently are affected by the COVID-19 pandemic, we do not presently believe that the pandemic will materially impact our long-term strategy and initiatives. See “—COVID-19 Update” and “—Employees and Human Capital Management—Health and Safety” for information related to the impact of the COVID-19 pandemic on our students, faculty and staff. That said, see “Item 1A—Risk Factors—Risks Relating to Our Business—An epidemic, pandemic or other public health emergency, such as the current global coronavirus (COVID-19) outbreak and the efficacy and distribution of COVID-19 vaccines in the locations in which we operate, could have a material adverse effect on our business, financial condition, cash flows and results of operations.”

The execution of our strategy will be enabled by the following initiatives:
Integration of Campus-Based Operations in Mexico and Peru. Our institutions in Mexico and Peru serve approximately 388,500 students in a relatively homogenous operating environment, creating a unique opportunity to harvest the benefits of scale. We believe that by implementing best practices within each country we will enable closer collaboration and facilitate innovation and improved student experiences. We believe that this unification will enable us to be more nimble in our day-to-day operations and will allow us to extract valuable insights from more data across our network. Further, we believe that integration will enable further innovation and efficiency in our academic model and operations, and allow us to expand our market share.
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
•Add New Programs and Course Offerings. We will continue to develop new programs and course offerings to address the changing needs in the markets. New programs and course offerings enable us to provide a high-quality education that we believe is desired by students and prospective employers. In addition, we have a comprehensive suite of current program offerings, all of which are not currently offered in each campus in which we operate. We intend to lift and shift many of those current programs to the campuses where they are not currently being offered, with a particular focus on our health sciences vertical.

•Expand Target Student Demographics. We use sophisticated analytical techniques to identify opportunities to provide quality education to new or underserved student populations where market demand is not being met, such as non-traditional students (e.g., working adults, life-long learners) who may value flexible scheduling options, as well as traditional students. Our ability to provide quality education to these underserved markets has provided additional growth opportunities to our network and we intend to leverage our management capabilities and local knowledge to further capitalize on these opportunities in new and existing markets.
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
The percentage of student credit hours taken online in our campus-based institutions was approximately 28% at the end of 2019. During most of 2020 and 2021, due to the COVID-19 pandemic, all of our students were effectively transitioned to an online learning environment, at scale. Once our students, faculty and staff are able to safely return to campus, we expect that our students will transition back to a more traditional campus-based environment, with blended learning modalities. With a common learning management system implemented across our universities, we believe that we have the expertise to continue to expand online and hybrid offerings to meet the growing demand for this market opportunity, allowing us to differentiate ourselves further from our competitors.

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

The following table presents information about the institutions as of December 31, 2021:

Reportable Segment (Enrollment)	Higher Education Institution	Year Joined Laureate Network	Year Founded
Mexico	Universidad del Valle de México (UVM)	2000	1960
(203,500)	Universidad Tecnológica de México (UNITEC)	2008	1966

Peru	Universidad Peruana de Ciencias Aplicadas (UPC)	2004	1994
(185,000)	CIBERTEC	2004	1983
	Universidad Privada del Norte (UPN)	2007	1994
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

Employees and Human Capital Management
As of December 31, 2021, we had approximately 24,000 employees, of which approximately 1,800 were full-time academic teaching staff and 10,000 were part-time academic teaching staff. Some of our employees outside the United States are represented by labor unions under collective bargaining agreements, as is customary or required under local law in those jurisdictions. At various points throughout the year, we negotiate to renew collective bargaining agreements that have expired or that will expire in the near term. We consider ourselves to be in good standing with all of the labor unions of which our employees are members and believe that we have good relations with all of our employees.

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

Further, as a Company, we will continue to use our platform to actively be non-discriminatory in all we do, we continue to promote diversity, inclusion and equality across our workplace, and seek to inspire a generation of graduates to continue advancing these principles in their work and throughout their communities.

Health and Safety

The health and well-being of our students, faculty and staff continues to remain a high priority. We are proud of the swift and comprehensive measures we have taken throughout the pandemic to transition all learning and working online, and we continue to provide a full range of support services in a virtual environment. Throughout 2021, this also included providing access to Laureate’s COVID-19 Employee Relief Fund. In the United States we are committed to maintaining the approach to flexible work that was accelerated during the pandemic. We provide access to high-quality, secure co-working spaces for employees who prefer to work in this environment, and for those who prefer to remain entirely remote, we are committed to ensuring they have all they need to perform their roles safely and efficiently.

In Mexico and Peru, we have commenced a return to campus, where safe and appropriate to do so. Priority continues to be given to programs which require in-person technical teaching (such as in our interactive labs), and all local rules, regulations and health guidelines continue to be followed. We continue to plan for a safe return to campus for all students, faculty, and staff and will continue to evolve our campus and virtual support offerings to best meet their needs.

Our History

Since making our first investment in global higher education in 1999, we have focused on expanding access to differentiated higher education and learning opportunities to traditionally underserved areas of the world. In August 2007, we were acquired in a leveraged buyout by a consortium of investment funds and other investors. On February 6, 2017, we consummated our initial public offering and shares of our common stock began trading on the Nasdaq under the symbol “LAUR”.

Public Benefit Corporation Status

In October 2015, we redomiciled in Delaware as a public benefit corporation as a demonstration of our long-term commitment to our mission to benefit our students and society. Public benefit corporations are intended to produce a public benefit and to operate in a responsible and sustainable manner. Under Delaware law, public benefit corporations are required to identify in their certificate of incorporation the public benefit or benefits they will promote and their directors have a duty to manage the affairs of the corporation in a manner that balances the pecuniary interests of the stockholders, the best interests of those materially affected by the corporation’s conduct, and the specific public benefit or public benefits identified in the public benefit corporation’s certificate of incorporation. Public benefit corporations organized in Delaware also are required to assess their benefit performance internally and to disclose publicly at least biennially a report detailing their success in meeting their benefit objectives.

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

Available Information

Our principal executive offices are located at 78 SW 7th Street, Suite 900, Miami, Florida 33130, telephone (786) 209-3368. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge to stockholders and other interested parties through the “Financials” portion of our investor relations website at http://investors.laureate.net as soon as reasonably practical after they are filed with the SEC. Various corporate governance documents, including our Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Corporate Governance Guidelines and Code of Conduct and Ethics are available without charge through the “Leadership and Governance” portion of our investor relations website, listed above. In addition, the Company may use its website as a distribution channel of material company information.

Industry Regulation

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

A new higher education bill was enacted in April 2021 and secondary provisions for this bill are expected to be enacted during the third quarter of 2022. No foreseeable material changes are expected to impact the business as a result of this bill.

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

In 2014, the Peruvian Congress enacted a new University Law to regulate the establishment, operation, monitoring and closure of universities. The law also promotes continuous improvement of quality at Peruvian universities. The law created a new agency, the Superintendencia Nacional de Educación Superior Universitaria (“SUNEDU”), which is responsible for carrying out the governmental role in university regulation, including ensuring quality. While institutional autonomy is still recognized, and universities are permitted to create their own internal governance rules and determine their own academic, management and economic systems, including curriculum design and entrance and graduation requirements, all of these matters are now subject to review and evaluation by SUNEDU through its periodic review of universities as part of a license renewal process.

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

In November 2018, Laureate Education Peru SRL acquired Instituto de Educación Superior Tecnológico Privado Red Avansys S.A.C. (“Avansys”). Avansys is an Institute that offers 25 degrees to approximately 3,000 students in a single campus located in downtown Lima in an educational cluster for Institutes. Avansys obtained its license from the Ministry of Education in April 2018, for a five-year period. Cibertec and Avansys merged from a corporate and tax perspective as of February 1, 2019 and changed its corporate name to Instituto de Educación Superior Cibertec SAC. (“IES Cibertec”). During November 2019, the Ministry of Education issued a license for both entities (like separate entities for regulatory purposes) to permit cross selling of degrees in campuses of both the former Avansys and/or Cibertec. A merged license for IES Cibertec was granted in January 2022.

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

•compliance with a wide variety of foreign laws and regulations;

•expropriation of assets by governments;

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

An epidemic, pandemic or other public health emergency, such as the current global coronavirus (COVID-19) outbreak and the efficacy and distribution of COVID-19 vaccines in the locations in which we operate could have a material adverse effect on our business, financial condition, cash flows and results of operations.

The Company cannot predict the duration of the COVID-19 pandemic, the efficacy and distribution of COVID-19 vaccines, the severity of the illness or the scope, breadth or depth of the actions that may be taken by governmental authorities and/or other third parties in response to the outbreak.

We believe that the continued spread of COVID-19 and any resulting preventative or protective actions has adversely affected, and could continue to adversely affect, our operations. Our ability to retain students, enroll new students and maintain tuition levels, as well as the ability of our students to pay tuition and other fees, may be materially adversely affected by, among other things, (i) the health of our students, our faculty and their families; (ii) decreases in our students’ and/or their families’ level of disposable income; (iii) the performance and reliability of our online program infrastructure; (iv) our ability to safely return to campus, when appropriate to do so, (v) the efficacy and distribution of COVID-19 vaccines; (vi) the ability of our recruiters to conduct outreach with prospective students during the student recruitment season; and (vii) adverse legislative and regulatory actions. If we are unable to retain students, enroll new students, maintain tuition levels and collect student accounts receivables, we may be required to record impairments and our business, financial condition, cash flows and results of operations may be materially adversely affected.

In addition, an epidemic, pandemic or other public health emergency could adversely affect, and, in the case of COVID-19, has adversely affected, global economies and financial markets. The depth and duration of the global economic and market turmoil resulting from COVID-19 remain highly uncertain, particularly given the lack of appropriate historical benchmarks. Reduced economic activity, increased unemployment and, in some countries, economic recession, may reduce the demand for our programs among students, which could materially adversely affect our business, financial condition, cash flows and results of operations. These adverse economic developments also may result in a reduction in the number of jobs available to our graduates and lower salaries being offered in connection with available employment, which, in turn, may result in declines in our placement and retention rates. As a result, any general economic slowdown or recession that disproportionately impacts the countries in which our institutions operate could have a material adverse effect on our business, financial condition, cash flows and results of operations. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. Additionally, the COVID-19 pandemic has resulted in severe disruption and volatility in the U.S. financial markets. The trading price of our stock declined dramatically at the start of the pandemic in 2020 and may continue to experience volatility and declines.

Our success depends substantially on the value of the local brands of each of our institutions, each of which may be materially adversely affected by changes in current and prospective students’ perception of our reputation and the use of social media.

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

Allegations against the post-secondary for-profit and private education sectors may affect general public perceptions of for-profit and private educational institutions, including our institutions and us, in a negative manner. Adverse media coverage regarding other for-profit or private educational institutions or regarding us directly or indirectly could damage our reputation, reduce student demand for our programs, materially adversely affect our revenues and operating profit or result in increased regulatory scrutiny.

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

There is no assurance that we will be able to maintain or accelerate the current growth rate, effectively manage expanding operations, build expansion capacity, or achieve planned growth on a timely or profitable basis. If our revenue growth is less than projected, the costs incurred for these additions and upgrades could have a material adverse effect on our business, financial condition and results of operations.

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

The success of our institutions depends to a significant extent on the willingness of prospective employers to hire our students upon graduation. Increasingly, employers demand that their employees possess appropriate technological skills and appropriate “soft” skills, such as communication, critical thinking and teamwork skills. These skills can evolve rapidly in a changing economic and technological environment. Accordingly, it is important that our educational programs evolve in response to those economic and technological changes. The expansion of existing academic programs and the development of new programs may not be accepted by current or prospective students or by the employers of our graduates. Students and faculty increasingly rely on personal communication devices and expect that we will be able to adapt our information technology platforms and our educational delivery methods to support these devices and any new technologies that may develop. Even if our institutions are able to develop acceptable new programs and adapt to new technologies, our institutions may not be able to begin offering those new programs and technologies as quickly as required by prospective students and employers or as quickly as our competitors begin offering similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could suffer and our results of operations and cash flows could be materially adversely affected.

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

The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. We have not recorded deferred tax liabilities for undistributed foreign earnings because our strategy is to reinvest these earnings outside the United States. As circumstances change and if some or all of these undistributed foreign earnings are remitted to the United States, we may be required to recognize deferred tax liabilities on any amounts that we are unable to repatriate in a tax-free manner.

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

We have identified certain tax-related contingencies that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on our results of operations if the outcomes are unfavorable. In most cases, we have received indemnifications from the former owners of the acquired businesses for contingencies. In cases where we are not indemnified, the unrecorded contingencies are not material.

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

We report revenues, costs and earnings in U.S. dollars, while our institutions generally collect tuition in the local currency. Exchange rates between the U.S. dollar and the local currency in the countries where we operate institutions are likely to fluctuate from period to period. In 2021, essentially all of our revenues originated outside the United States. We translate revenues and other results denominated in foreign currencies into U.S. dollars for our consolidated financial statements. This translation is based on average exchange rates during a reporting period. In recent years, the U.S. dollar has strengthened against many international currencies, including the Mexican peso. As the exchange rate of the U.S. dollar strengthens, our reported international revenues and earnings are reduced because foreign currencies translate into fewer U.S. dollars. For the year ended December 31, 2021, a hypothetical 10% adverse change in average annual foreign currency exchange rates would have increased our operating loss and decreased our Adjusted EBITDA by approximately $21.9 million and $36.6 million, respectively. For more information, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk.”

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

As of December 31, 2021, the net carrying value of our goodwill and other intangible assets totaled approximately $690 million. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Due to the revaluation of our assets at the time of the leveraged buyout transaction (LBO) and acquisitions we have completed historically, goodwill makes up a significant portion of our total assets. In accordance with generally accepted accounting principles, we periodically review goodwill and indefinite-lived intangibles for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Future reviews of goodwill and indefinite-lived intangibles could result in reductions. Any reduction in net income and operating income resulting from the write down or impairment of goodwill and indefinite-lived intangibles could adversely affect our financial results. If economic or industry conditions deteriorate or if market valuations decline, including with respect to our common stock, we may be required to impair goodwill and indefinite-lived intangibles in future periods.

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

We run the online operations of our institutions on different platforms, which are in various stages of development. The performance and reliability of these online operations are critical to the reputation of our institutions and our ability to attract and retain students. Any computer system error or failure, or a sudden and significant increase in traffic on our institutions’ computer networks, may result in the unavailability of these computer networks. In addition, any significant failure of our computer networks could disrupt our on-campus operations. Individual, sustained or repeated occurrences could significantly damage the reputation of our institutions’ operations and result in a loss of potential or existing students. Additionally, the computer systems and operations of our institutions are vulnerable to interruption or malfunction due to events beyond our control, including natural disasters and other catastrophic events and network and telecommunications failures. Like other global companies, our computer systems are regularly subject to and will continue to be the target of computer viruses, malware or other malicious codes (including ransomware), unauthorized access, cyber-attacks or other computer-related penetrations. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a material cyber-security breach. However, over time, the sophistication of these threats continues to increase. The preventative actions we take to reduce the risk of cyber incidents and protect our information may be insufficient. A user who circumvents security measures could misappropriate proprietary information or cause interruptions to or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these incidents. Further, the disaster recovery plans and backup systems that we have in place may not be effective in addressing a natural disaster or catastrophic event that results in the destruction or disruption of any of our critical business or information technology and infrastructure systems. As a result of any of these events, we may not be able to conduct normal business operations and may be required to incur significant expenses in order to resume normal business operations. As a result, our revenues and results of operations may be materially adversely affected.

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

Due to the sensitive nature of the information contained on our networks, such as students’ grades, our networks may be targeted by hackers. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. See above risk factor regarding threats experienced by us and other global companies as continued targets of cyber security attacks and that, despite having experienced threats, we are not aware that we have experienced a material cyber-security breach. The preventative actions we take to reduce the risk of cyber incidents and protect our information may be insufficient. A user who circumvents security measures could misappropriate personal or proprietary information. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.

Furthermore, we are subject to a variety of laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. For example, the European Union’s privacy and data security regulation, the General Data Protection Regulation (the “GDPR”), imposes more stringent requirements in how we collect and process personal data and provides for significantly greater penalties for noncompliance. Mexico and Peru have passed or are considering similar privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be interpreted. We have invested, and expect to continue to invest, significant resources to comply with privacy laws and regulations.

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

Political, social and economic developments in the countries in which we operate may cause protests and disturbances against conditions in those countries, including policies relating to the operation and funding of higher education institutions. These disturbances may involve protests on university campuses, including the occupation of university buildings and the disruption of classes. We are unable to predict whether students at our institutions will engage in various forms of protest in the future. Should we sustain student strikes, protests or occupations in the future, it could have a material adverse effect on our results of operations and on our overall financial condition. Further, we may need to make additional investments in security infrastructure and personnel on our campuses in order to prevent future student protests from disrupting the ability of our institutions to hold classes. If we are required to make substantial additional investments in security, or if we are unable to identify security enhancements that would prevent future disruptions of classes, that could cause an adverse effect on our results of operations and financial condition. In addition, we may need to pay overtime compensation to certain of our faculty and staff, which may increase our overall costs.

We may be unable to operate one or more of our institutions or suffer liability or loss due to a natural or other disaster, including as a result of the effects of climate change.

Our institutions are vulnerable to natural or other disasters, including fires, floods, earthquakes, hurricanes and other events beyond our control. A number of our institutions in Mexico and Peru are located in areas that are prone to damage from major weather events, which may be substantial and may occur with higher frequency or severity or be less predictable in the future due to the effects of climate change. For example, in 2017, Peru’s normally arid regions experienced historic, torrential rainfall and subsequent flooding. At least one of our campuses located there suffered flood-related damage. There, as elsewhere in the country, flood-related damage caused a range of disruptions, including in our case a delay in the regularly scheduled start of classes for the semester, which caused revenue disruptions. In addition, a number of our institutions in Mexico and Peru are located in areas that are prone to earthquake damage. For example, in 2017, a magnitude 7.1 earthquake struck Mexico, causing a temporary suspension of activities at several UVM and UNITEC campuses that lasted 12 days on average, and we incurred significant direct costs for repairs due to the earthquake. It is possible that one or more of our institutions would be unable to operate for an extended period of time in the event of a hurricane, earthquake or other disaster that causes substantial damage to the area in which an institution is located. The failure of one or more of our institutions to operate for a substantial period of time could have a material adverse effect on our results of operations. In the event of a major natural or other disaster, we could also experience loss of life of students, faculty members and administrative staff, or liability for damages or injuries.

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

•it may be difficult and expensive to comply with local building and fire codes;

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

The marketplace for senior executive management candidates is very competitive. Unplanned or repeated turnover within the senior management ranks in the corporate team or in the regions in which we operate can lead to instability or weakness in oversight that creates the conditions for gaps in performance and non-compliance with our control environment or public company reporting requirements. Any one of these occurrences could adversely affect our stock price, results of operations, ability to timely report financial results, or business relationships and can make recruiting for future management positions more difficult. Competition for senior leadership may increase our overall compensation expenses, whether resulting from new hires or retention, which may negatively affect our profitability.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements, and we or our independent registered public accounting firm may conclude that our internal controls over financial reporting are not effective or our independent registered public accounting firm may not be able to provide us with an unqualified opinion as required by Section 404 of the Sarbanes-Oxley Act. If that were to happen, investors could lose confidence in our reported financial information, which could lead to a decline in the market price of our common stock and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities.

Additionally, the existence of any material weakness could require management to devote significant time and incur significant expense to remediate any such material weakness and management may not be able to remediate any such material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting also could result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause the holders of our common stock to lose confidence in our reported financial information, all of which could materially adversely affect our business and share price.

Risks Relating to Our Indebtedness

Our debt agreements contain, and future debt agreements may contain, restrictions that may limit our flexibility in operating our business.

Our Third Amended and Restated Credit Agreement dated as of October 7, 2019 (as amended from time to time, the “Credit Agreement”), which governs our multi-currency revolving credit facility (the “Revolving Credit Facility”), contains various covenants that may limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

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

While the Credit Agreement provides for quarterly compliance with the Consolidated Senior Secured Debt to Consolidated EBITDA Ratio, as defined in the Credit Agreement, as of December 31, 2021, we were not required to comply with this covenant.

We rely on funds from our operating subsidiaries to meet our debt service and other obligations.

We conduct all of our operations through certain of our subsidiaries, and we have no significant assets other than cash of approximately $55 million as of December 31, 2021 held at corporate entities and the capital stock or other control rights of our subsidiaries. As a result, we rely on our operating subsidiaries to pay dividends or to make distributions or other payments to their parent companies. In addition, we rely on intercompany loan repayments and other payments from our operating subsidiaries to meet any existing or future debt service and other obligations, a substantial portion of which are denominated in U.S. dollars. The ability of our operating subsidiaries to pay dividends or to make distributions or other payments to their parent companies or directly to us will depend on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdictions of organization, regulatory requirements, agreements entered into by those operating subsidiaries and the covenants of any existing or future outstanding indebtedness that we or our subsidiaries may incur. Further, because most of our income is generated by our operating subsidiaries in non-U.S. dollar denominated currencies, our ability to service our U.S. dollar denominated debt obligations may be affected by any strengthening of the U.S. dollar compared to the functional currencies of our operating subsidiaries.

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

Risks Relating to Investing in Our Common Stock

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

If we or our existing investors sell or announce an intention to sell additional shares of our common stock, the market price of our common stock could decline.

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to raise capital through future sales of equity securities at a time and at a price that we deem appropriate, or at all.

The trading price of our common stock is subject to volatility. Additionally, if we do not maintain adequate or favorable coverage of our common stock by securities analysts, the trading price of our common stock could decline.

The trading price of our common stock has fluctuated in the past and may continue to fluctuate and is dependent upon a number of factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Additionally, if one or more of the analysts who cover us downgrade their evaluations of our stock or publish unfavorable commentary about us or our industry, the price of our common stock could decline. We may be unable to maintain adequate research coverage, and if one or more analysts cease coverage of us, we could lose visibility in the market for our common stock, which in turn could cause our stock price to decline.

Risks Relating to Peruvian Nonresident Capital Gains Tax

Sale of our common stock may trigger taxes payable in Peru.

Stockholders who sell, exchange, or otherwise dispose of Company shares may be subject to Peruvian tax at a rate of 30% on their gain realized in such transaction determined under certain Peruvian valuation rules regardless of whether the transaction is taxable for non-Peruvian purposes. In determining the amount of such gain subject to such tax, the gain is first multiplied by the percentage of the Company’s value that is represented by its Peruvian business determined under certain Peruvian valuation rules (the “Peru Ratio”). This tax applies if the value of stock determined under certain Peruvian valuation rules (calculated in PEN) transferred multiplied by the Peru Ratio exceeds approximately $44 million applying the PEN/USD exchange rate of December 31, 2021 (the “Threshold”). The Threshold is calculated in PEN and changes with currency exchange rates. For purposes of determining whether the Threshold has been exceeded by any holder, all transfers made by such holder over any 12-month period are aggregated. For purposes of determining whether any tax is owed, the holder must have their basis “certified” by the Peruvian tax authorities in advance of such transaction. If the holder exceeds the Threshold and does not obtain a tax basis certificate before the transaction, the holder’s tax basis in the shares will be considered zero for Peruvian tax purposes. We advise current and future holders, who currently have or intend to own or trade in significant volumes of our common stock, to seek the advice of their own advisors with knowledge of the matters described above.

Direct or indirect transfer of company common shares may result in Peruvian tax liability to the Company.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Laureate is headquartered in Miami, Florida. The following table summarizes the Company's properties by segment as of December 31, 2021:

Segment	Square feet leased space	Square feet owned space	Total square feet
Mexico	29,216,641	8,529,832	37,746,473
Peru	823,651	4,906,135	5,729,786
Corporate (including headquarters)	6,728	—	6,728
Other	231,576	109,104	340,680
Total	30,278,596	13,545,071	43,823,667

Our Mexico and Peru segments lease or own various sites that may include a local headquarters and all or some of the facilities of a campus or location. Our facilities are often subject to mortgages.

Our Corporate headquarters consists principally of leased facilities in Florida and the Netherlands, which are used for office space.

We monitor the capacity of our higher education institutions on a regular basis and make decisions to expand capacity based on expected enrollment and other factors. Our leased facilities are occupied under leases whose remaining terms range from one month to 14 years. A majority of these leases contain provisions giving us the right to renew the lease for additional periods at various rental rates, although generally at rates higher than we are currently paying.

Item 3. Legal Proceedings

We are party to various claims and legal proceedings from time to time. Except as described below, we are not aware of any legal proceedings that we believe could have, individually or in the aggregate, a material adverse effect on our business, results of operations or financial condition.

During 2010, we were notified by the Spanish Taxing Authorities (“STA”) (in this case, by the Regional Inspection Office of the Special Madrid Tax Unit) that an audit of some of our Spanish subsidiaries was being initiated for 2006 and 2007. On June 29, 2012, the STA issued a final assessment to Laureate Netherlands Holding B.V. (f/k/a Iniciativas Culturales de España, S.L.) (“ICE”), our former Spanish holding company, for approximately EUR 11.1 million ($13.5 million at December 31, 2021), including interest, for those two years based on its rejection of the tax deductibility of financial expenses related to certain intercompany acquisitions and the application of the Spanish ETVE regime. On July 25, 2012, we filed a claim with the Regional Economic-Administrative Court challenging this assessment, and, in the same month, we issued a cash-collateralized letter of credit for the assessment amount, in order to suspend the payment of the tax due. Further, in July 2013, we were notified by the STA (in this case, by the Central Inspection Office for Large Taxpayers) that an audit of ICE was also being initiated for 2008 through 2010. On October 19, 2015, the STA issued a final assessment to ICE for approximately EUR 17.2 million ($21.0 million at December 31, 2021), including interest, for those three years. We have appealed this assessment, and, in order to suspend the payment of the tax assessment until the court decision, we issued a cash-collateralized letter of credit for the assessment amount plus interest and surcharges. We believe that the assessments in this case are without merit and intend to defend vigorously against them. During the second quarter of 2016, we were notified by the STA that tax audits of the Spanish subsidiaries were also being initiated for 2011 and 2012. Also during the second quarter of 2016, the Regional Administrative Court issued a decision against the Company on its appeal. The Company has further appealed at the Highest Administrative Court level, which appeal has been rejected. The Company has appealed both decisions to the National Court. In July 2017, we were notified by the STA that tax audits of the Spanish subsidiaries for 2011 and 2012 were being extended to include 2013. In the first quarter of 2018, we made payments to the STA totaling EUR 29.6 million (approximately $36.1 million at December 31, 2021) in order to reduce the amount of future interest that could be incurred as the appeals process continues. The payments were made using cash that collateralized the letters of credit discussed above. In October of 2018, the STA issued a final assessment to our Spanish holding company for the 2011 through 2013 period of approximately EUR 4.1 million ($5.0 million at December 31, 2021). As of December 31, 2021, the Company has posted a cash-collateralized letter of credit for the assessment, plus a surcharge. The Company has appealed this assessment to the Highest Administrative Court.

In May 2019, a new tax audit was opened for fiscal years 2014-2015 for corporate income tax based on the STA’s rejection of the tax deductibility of financial expenses related to the same intercompany acquisitions as the previous tax audits. ICE received the final assessment on January 27, 2020, in which the STA rejected the allegation writ submitted by ICE and confirmed the assessment issued by the tax audit, amounting to approximately EUR 4.3 million ($5.3 million at December 31, 2021). ICE intends to appeal the referred assessment before the Administrative Central Court, and, in order to do so, ICE has posted a cash-collateralized letter of credit of approximately EUR 4.3 million ($5.3 million at December 31, 2021).

On July 22, 2021, the Spanish National Court issued a decision on our appeal regarding the STA audits of ICE for the fiscal years 2006-2007 and 2008-2010. Based on our understanding of the decision, the matter is not yet resolved in favor of either us or the STA. During the third quarter of 2021, both the Company and the STA appealed the Spanish National Court decision. The Spanish Supreme Court to date has not yet ruled on whether or not the appeals will be considered. During the fourth quarter of 2021, we made payments to the STA totaling approximately $9.3 million for the final assessments that were issued in October 2018 and January 2020.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq under the symbol “LAUR.”

Effective October 29, 2021, each share of the Company's Class A common stock and each share of the Company's Class B common stock automatically converted into one share of common stock of the Company. Following the conversion, the Company has only one class of common stock outstanding.

Holders of Record

There were 111 holders of record of our common stock as of January 31, 2022. The number of beneficial owners of our common stock is substantially greater than the number of record holders because substantially all of our common stock is held in “street name” by banks and brokers.

Dividend Policy

We currently do not anticipate paying any ordinary cash dividends on our common stock in the foreseeable future; however as occurred in October and December 2021, the Company may consider extraordinary dividend(s) as part of an overall strategy to return capital to shareholders. Notwithstanding any such actions, we expect to retain our future earnings, if any, for use in the operation of our business. The terms of our Credit Agreement limit our ability to pay cash dividends in certain circumstances. Furthermore, if we are in default under our Credit Agreement, our ability to pay cash dividends will be limited in the absence of a waiver of that default or an amendment to such agreement. In addition, our ability to pay cash dividends on shares of our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries. For more information on our Credit Agreement, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8, Debt, in our consolidated financial statements included elsewhere in this Form 10-K. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our Board of Directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board of Directors.

Stock Performance Graph

The following graph compares the cumulative total return of our common stock, an industry peer group index, and the Nasdaq Composite Index from February 1, 2017 (the first day on which our common stock traded on the Nasdaq Global Select Market) through December 31, 2021. We believe that our industry peer group represents the majority of the market value of publicly traded companies whose primary business is post-secondary education. The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 investment on February 1, 2017 in either our common stock, the companies in our industry peer group, or the Nasdaq Composite Index. Data for the Nasdaq Composite Index and our peer group assume reinvestment of dividends.

The peer group included in the performance graph above consists of Strategic Education, Inc. (STRA), Adtalem Global Education, Inc. (ATGE), Grand Canyon Education, Inc. (LOPE), Cogna Educação S.A. (COGN3) and YDUQS (YDUQ3).

In connection with the adoption of a plan of partial liquidation providing for the distribution of the net proceeds from the sale of Walden e-Learning LLC, on October 29, 2021, the Company paid a special cash distribution of $7.01 per share of the Company’s common stock, and, on December 28, 2021, the Company paid a special cash distribution of $0.58 per share of the Company’s common stock. Accordingly, the performance graph below adjusts for these distributions.

The information contained in the performance graphs shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be deemed incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (in thousands, except per share amounts)

The following table provides a summary of the Company’s purchases of its common stock during the fourth quarter of the fiscal year ended December 31, 2021 pursuant to the Company’s authorized stock repurchase program:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares yet to be purchased under the plans or programs (2)
10/1/21 - 10/31/21	305	$16.84	305	$165,860
11/1/21 - 11/30/21	—	$—	—	$165,860
12/1/21 - 12/31/21	813	$11.21	813	$156,747
Total	1,118	$12.74	1,118	$156,747

(1) In the fourth quarter of 2021, the Company paid two special cash distributions of $7.01 and $0.58 per share of common stock, resulting in corresponding adjustments to the price of the Company’s common stock.

(2) On November 5, 2020, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to $300,000 of the Company’s common stock. On April 30, 2021 and December 14, 2021, the Company’s Board of Directors approved increases in the authorization to repurchase shares of the Company’s common stock by $200,000 and $100,000, respectively, for a total repurchase authorization of up to $600,000. The authorizations do not have a stated expiration date. See further description of the stock repurchase program in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition with the audited historical consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (Form 10-K). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Item 1A. Risk Factors” section of this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking Statements” on page 2 of this Form 10-K.

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

Overview

Our Business

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. Collectively, we have approximately 388,500 students enrolled at five institutions in these two countries, which represent our Continuing Operations.

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

COVID-19

After the novel coronavirus (“COVID-19”) outbreak was declared a pandemic in March 2020, we closed all of our physical campuses in a matter of a few short weeks, and all of our students were effectively transitioned to an online learning environment, and our staff and faculty were effectively moved to a fully remote environment. The vast majority of our campuses have remained closed throughout this ongoing pandemic. We believe that our institutions have a competitive advantage in online and distance learning given the investments that we have made in digital learning platforms in prior years and believe that we are well-positioned to continue to serve our students during and after the pandemic.

We have recently commenced a return to campus where safe and appropriate to do so, implementing a range of precautions, in accordance with local laws, regulations and health guidelines, to protect the health and safety of our students, faculty and staff. Most of our universities are expecting to adopt a phased approach, prioritizing classes that require in-person technical teaching (such as in our interactive labs). We will continue to monitor the situation and adjust based on what is most appropriate for each market. See also “Item 1A—Risk Factors—“An epidemic, pandemic or other public health emergency, such as the current global coronavirus (COVID-19) outbreak and the efficacy and distribution of COVID-19 vaccines in the locations in which we operate could have a material adverse effect on our business, financial condition, cash flows and results of operations.”

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

Our Discontinued Operations are excluded from the segment information for all periods presented, as they no longer meet the criteria for a reportable segment under ASC 280, “Segment Reporting.” Unless indicated otherwise, the information in the MD&A relates to Continuing Operations. See also Note 4, Discontinued Operations and Assets Held for Sale, and Note 5, Dispositions, in our consolidated financial statements included elsewhere in this Form 10-K.

Our Segments

Our segments generate revenues by providing an education that emphasizes profession-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. In response to the COVID-19 pandemic, we transitioned the educational delivery method at all of our institutions to be online, leveraging our existing technologies and learning platforms to serve students outside of the traditional classroom setting. Our institutions are focused on planning for a safe return to campus when appropriate to do so. We expect our educational offerings will utilize hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. The Mexico and Peru markets are characterized by what we believe is a significant imbalance between supply and demand. The demand for higher education is large and growing and is fueled by several demographic and economic factors, including a growing middle class, global growth in services and technology-related industries and recognition of the significant personal and economic benefits gained by graduates of higher education institutions. The target demographics are primarily 18- to 24-year-olds in the countries in which we compete. We compete with other private higher education institutions on the basis of price, educational quality, reputation and location. We believe that we compare favorably with competitors because of our focus on quality, professional-oriented curriculum and the competitive advantages provided by our network. There are a number of private and public institutions in both of the countries in which we operate, and it is difficult to predict how the markets will evolve and how many competitors there will be in the future. We expect competition to increase as the Mexican and Peruvian markets mature. Essentially all of our revenues were generated from private pay sources as there are no material government-sponsored loan programs in Mexico or Peru. Specifics related to both of our reportable segments are discussed below:

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

•In Peru, private universities are increasingly providing the capacity to meet growing demand and constitute 69% of the total higher-education market. Laureate owns three institutions in Peru.

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

The following information for our reportable segments is presented as of December 31, 2021:

	Institutions	Enrollment	2021 Revenues (in millions) (1)	% Contribution to 2021 YTD Revenues
Mexico	2	203,500	$540.4	50%
Peru	3	185,000	537.1	50%
Total (1)	5	388,500	$1,086.7	100%
(1) Amounts related to Corporate, partially offset by the elimination of inter-segment revenues, totaled $9.2 million and are not separately presented.

Challenges

Our operations are outside of the United States and are subject to complex business, economic, legal, regulatory, political, tax and foreign currency risks, which may be difficult to adequately address. As a result, we face risks that are inherent in international operations, including: fluctuations in exchange rates, possible currency devaluations, inflation and hyper-inflation; price controls and foreign currency exchange restrictions; potential economic and political instability in the countries in which we operate; expropriation of assets by local governments; key political elections and changes in government policies; multiple and possibly overlapping and conflicting tax laws; and compliance with a wide variety of foreign laws. See “Item 1A—Risk Factors—Risks Relating to Our Business—We operate a portfolio of degree-granting higher education institutions in Mexico and Peru and are subject to complex business, economic, legal, political, tax and foreign currency risks, which risks may be difficult to adequately address.” We plan to grow our Continuing Operations organically by: 1) adding new programs and course offerings; 2) expanding target student demographics; and 3) increasing capacity at existing and new campus locations. Our success in growing our business will depend on the ability to anticipate and effectively manage these and other risks related to operating in various countries.
Regulatory Environment and Other Matters
Our business is subject to varying laws and regulations based on the requirements of local jurisdictions. These laws and regulations are subject to updates and changes. We cannot predict the form of the rules that ultimately may be adopted in the future or what effects they might have on our business, financial condition, results of operations and cash flows. We will continue to develop and implement necessary changes that enable us to comply with such laws and regulations. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations,” and “Item 1—Business—Industry Regulation,” for a detailed discussion of our different regulatory environments and Note 17, Legal and Regulatory Matters, in our consolidated financial statements included elsewhere in this Form 10-K.

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

Principal Components of Income Statement

Revenues

The majority of our revenue is derived from tuition and educational services. The amount of tuition generated in a given period depends on the price per credit hour and the total credit hours or price per program taken by the enrolled student population. The price per credit hour varies by program, by market and by degree level. Additionally, varying levels of discounts and scholarships are offered depending on market-specific dynamics and individual achievements of our students. Revenues are recognized net of scholarships and other discounts, refunds and waivers. In addition to tuition revenues, we generate other revenues from student fees, dormitory/residency fees and other education-related activities. These other revenues are less material to our overall financial results and have a tendency to trend with tuition revenues. The main drivers of changes in revenues between periods are student enrollment and price. We continually monitor market conditions and carefully adjust our tuition rates to meet local demand levels. We proactively seek the best price and content combinations to remain competitive in all the markets in which we operate.

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

Factors Affecting Comparability

Acquisitions

Our past experiences provide us with the expertise to further our mission of providing high-quality, accessible and affordable higher education to students by expanding into new markets if opportunities arise. Acquisitions completed during one period affect the comparability to a prior period in which we did not own the acquired entity. Therefore, changes related to such entities are considered “incremental impact of acquisitions” for the first 12 months of our ownership. While we may consider acquisitions in the future if opportunities arise, we have not made any acquisitions in recent years, including from 2019 through 2021.

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

Foreign Exchange

While the USD is our reporting currency, our institutions are located in Mexico and Peru and operate in other functional currencies, namely the Mexican peso and Peruvian nuevo sol. We monitor the impact of foreign currency movements and the correlation between the local currency and the USD. Our revenues and expenses are generally denominated in local currency. The principal foreign exchange exposure is the risk related to the translation of revenues and expenses incurred in each country from the local currency into USD. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our reported revenues and earnings may be negatively affected by the strengthening of the U.S. dollar and currency exchange rates.” In order to provide a framework for assessing how our business performed excluding the effects of foreign currency fluctuations, we present organic constant currency in our segment results, which is calculated using the change from prior-year average foreign exchange rates to current-year average foreign exchange rates, as applied to local-currency operating results for the current year, and then excludes the impact of acquisitions, divestitures and other items, as described in the segments results.

Seasonality

Our institutions have a summer break during which classes are generally not in session and minimal revenues are recognized. In addition to the timing of summer breaks, holidays such as Easter also have an impact on our academic calendar. Operating expenses, however, do not fully correlate to the enrollment and revenue cycles, as the institutions continue to incur expenses during summer breaks. Given the geographic diversity of our institutions and differences in timing of summer breaks, our second and fourth quarters are stronger revenue quarters as the majority of our institutions are in session for most of these respective quarters. Our first and third fiscal quarters are weaker revenue quarters because our institutions have summer breaks for some portion of one of these two quarters. However, our primary enrollment intakes occur during the first and third quarters. Due to this seasonality, revenues and profits in any one quarter are not necessarily indicative of results in subsequent quarters and may not be correlated to new enrollment in any one quarter. Additionally, seasonality may be affected due to other events that could change the academic calendar at our institutions. See “Item 1A—Risk Factors—Risks Relating to Our Business—We experience seasonal fluctuations in our results of operations.”

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

Results of the Discontinued Operations

The results of operations of the Discontinued Operations for the years ended December 31, 2021, 2020, and 2019 were as follows:

	For the year ended December 31,
	2021	2020	2019
Revenues	$543.0	$1,674.6	$2,540.0
Depreciation and amortization expense	—	(60.4)	(111.4)
Share-based compensation expense	(1.3)	(3.1)	(2.7)
Other direct costs	(433.1)	(1,313.3)	(2,026.2)
Loss on impairment of assets	(1.3)	(438.3)	(0.7)
Other non-operating expense	(22.3)	(68.6)	(70.7)
Gain on sale of discontinued operations before taxes, net	636.2	25.0	793.5
Pretax income (loss) of discontinued operations	721.2	(183.8)	1,121.8
Income tax expense	(234.3)	(114.3)	(33.7)
Income (loss) from discontinued operations, net of tax	$486.9	$(298.1)	$1,088.1

Year Ended December 31, 2021

On March 8, 2021, we sold our operations in Honduras, which resulted in an after-tax loss of $1.7 million, including a working capital adjustment during the second quarter of 2021.

On January 25, 2018, we completed the sale of LEI Lie Ying Limited (LEILY). At the closing of the sale, a portion of the total transaction value was paid into an escrow account, to be distributed to the Company pursuant to the terms and conditions of the escrow agreement. In April 2021, the Company received 168.3 million Hong Kong Dollars (approximately $21.7 million at the date of receipt), which represented payment in full for the remainder of the escrow account and resulted in a pretax gain of approximately $13.6 million.

During the first quarter of 2021, we recorded a loss of approximately $32.4 million in order to adjust the carrying value of our Brazil disposal group to its estimated fair value less costs to sell as of March 31, 2021. This loss is included in Gain on sale of discontinued operations before taxes, net.

On May 28, 2021, we completed the sale of our operations in Brazil, which resulted in a pre-tax gain of $33.0 million, including working capital and purchase price adjustments that were completed during the third and fourth quarters of 2021, and contingent consideration that was recognized during the fourth quarter of 2021.

On August 12, 2021, we completed the sale of Walden University, which resulted in a pre-tax gain of $619.4 million, including a working capital settlement completed during the fourth quarter of 2021. In addition, the Company recognized estimated tax expense of approximately $278.0 million.

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

On January 25, 2018, we completed the sale of LEILY. During the first quarter of 2019, a legal matter, for which the Company had indemnified the buyer and recorded a contingent liability, was settled with no cost to the Company. Accordingly, the Company reversed the liability and recognized additional gain on the sale of LEILY of approximately $13.7 million.

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

In October 2019, we sold Universidad Interamericana de Panamá (UIP), in addition to real estate which served as the campus of UIP, and recognized a gain of approximately $21.0 million.

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

•Summary Comparison of Consolidated Results;
•Non-GAAP Financial Measure; and
•Segment Results.

Summary Comparison of Consolidated Results

Discussion of Significant Items Affecting the Consolidated Results for the Years Ended December 31, 2021, 2020 and 2019

Year Ended December 31, 2021

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

During the second quarter of 2021, the Company fully repaid the remaining balance outstanding under its Senior Notes due 2025 using a portion of the proceeds received from the sales of its operations in Australia and New Zealand and Brazil. In connection with the debt repayment, the Company recorded a loss on debt extinguishment of $77.9 million, related to the redemption premium paid and the write off of the unamortized deferred financing costs associated with the repaid debt balances. This loss is included in Other non-operating expense in the table below.

In November 2020, in connection with the signing of the sale agreement for our Brazil operations, the Company entered into six BRL-to-USD swap agreements to mitigate the risk of foreign currency exposure on the expected proceeds from the sale. The sale of our Brazil operations closed on May 28, 2021. On June 2, 2021, the Company settled the swap agreements, which resulted in a realized loss on derivatives of $24.5 million. This loss is included in Other non-operating expense in the table below.

In December 2021, the Company completed a lease termination agreement with the landlord of our Kendall property in Chicago, Illinois. In connection with the lease termination agreement, we recorded a loss of approximately $25.8 million, which is included in Excellence-in-Process (EiP) expenses within Operating (loss) income in the table below.

Year Ended December 31, 2020

During the first quarter of 2020, the Company recorded an impairment charge of $3.8 million primarily related to the write-off of capitalized curriculum development costs for a program that the Company decided to stop developing.

During the second quarter of 2020, the Company recorded an impairment charge of approximately $23.8 million related to the Brazil enrollment to graduation cycle (E2G) software assets that were recorded on the Corporate segment, as described in Note 7, Goodwill and Other Intangible Assets, in our consolidated financial statements included elsewhere in this Form 10-K.

During the third quarter of 2020, the Company recognized an impairment charge of $320.0 million on the Laureate tradename, an intangible asset, as described in Note 7, Goodwill and Other Intangible Assets, in our consolidated financial statements included elsewhere in this Form 10-K.

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

During the fourth quarter of 2020, the Company dissolved a dormant subsidiary, resulting in the release of accumulated foreign currency translation loss of approximately $6.1 million. This loss is included in Other non-operating expense in the table below and is part of Continuing Operations as this entity was not part of the strategic shifts described above in Overview.

Year Ended December 31, 2019

During the first quarter of 2019, we used approximately $340.0 million of the net proceeds from the sale of St. Augustine to repay a portion of our term loan that had a maturity date of April 2024 (the 2024 Term Loan). In connection with this debt repayment, the Company recorded a loss on debt extinguishment of $6.3 million, primarily related to the write off of a pro-rata portion of the unamortized deferred financing costs associated with the repaid debt balances. This loss is included in Other non-operating expense in the table below.

During the second quarter of 2019, we fully repaid the remaining balance outstanding under our 2024 Term Loan, using the proceeds received from the sales of our operations in India, Spain and Portugal. The remaining proceeds were used to repay borrowings outstanding under the senior secured revolving credit facility. In connection with these debt repayments, the Company recorded a loss on debt extinguishment of $15.6 million related to the write off of a pro-rata portion of the unamortized deferred financing costs associated with the repaid debt balances, as well as the debt discount associated with the 2024 Term Loan. This loss is included in Other non-operating expense in the table below.

During the third and fourth quarters of 2019, we dissolved several dormant subsidiaries, resulting in the release of accumulated foreign currency translation loss of approximately $37.5 million. This loss is included in Other non-operating expense in the table below and is part of Continuing Operations as these entities were not part of the strategic shifts described above in Overview.

Comparison of Consolidated Results for the Years Ended December 31, 2021, 2020 and 2019

				% Change
				Better/(Worse)
(in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues	$1,086.7	$1,024.9	$1,212.1	6%	(15)%
Direct costs	814.5	802.5	949.5	(1)%	15%
General and administrative expenses	204.4	199.8	226.3	(2)%	12%
Loss on impairment of assets	72.5	352.0	0.2	79%	nm
Operating (loss) income	(4.6)	(329.3)	36.0	99%	nm
Interest expense, net of interest income	(41.9)	(98.7)	(121.7)	58%	19%
Other non-operating expense	(91.0)	(22.8)	(33.9)	nm	33%
Loss from continuing operations before income taxes and equity in net income of affiliates	(137.5)	(450.8)	(119.7)	69%	nm
Income tax (expense) benefit	(145.6)	130.1	(31.0)	nm	nm
Equity in net income of affiliates, net of tax	—	0.2	0.2	(100)%	—%
Loss from continuing operations	(283.1)	(320.6)	(150.5)	12%	(113)%
Income (loss) from discontinued operations, net of tax	486.9	(298.1)	1,088.1	nm	(127)%
Net income (loss)	203.8	(618.7)	937.7	133%	(166)%
Net (income) loss attributable to noncontrolling interests	(11.3)	5.4	0.8	nm	nm
Net income (loss) attributable to Laureate Education, Inc.	$192.4	$(613.3)	$938.5	131%	(165)%
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see “Discussion of Significant Items Affecting the Consolidated Results.”

Comparison of Consolidated Results for the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Revenues increased by $61.8 million to $1,086.7 million for 2021 from $1,024.9 million for 2020. Average total enrollment at a majority of our institutions, mainly in our Peru segment, increased during 2021, increasing revenues by $75.2 million compared to 2020. The increase in average total enrollment in Peru was attributable to a robust primary intake cycle during 2021 and increased retention rates. Additionally, the effect of changes in tuition rates and enrollments in programs at varying price points (“product mix”), pricing and timing increased revenues by $19.6 million compared to 2020. These increases in revenues were partially offset by the effect of a net change in foreign currency exchange rates, which decreased revenues by $34.8 million, due to weakening of the Peruvian nuevo sol against the USD. Other Corporate and Eliminations changes accounted for an increase in revenues of $1.8 million.

Direct costs and general and administrative expenses combined increased by $16.6 million to $1,018.9 million for 2021 from $1,002.3 million for 2020. The effect of operational changes increased direct costs by $42.0 million compared to 2020, mainly driven by higher amortization expense at Corporate, mostly related to the amortization of the finite-lived tradename. Changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in indemnification assets resulted in a year-over-year increase in costs of $7.8 million. These increases in direct costs were partially offset by a decrease in EiP implementation expense, which decreased direct costs by $14.2 million, driven by cost-saving initiatives. Additionally, the effect of a net change in foreign currency exchange rates decreased costs by $12.2 million compared to 2020. Other Corporate and Eliminations expenses accounted for a decrease in costs of $6.8 million in 2021, related to cost-reduction efforts.

Operating loss decreased by $324.7 million to $4.6 million for 2021 from $329.3 million for 2020. This change was primarily a result of lower impairment charges of $279.5 million, mainly related to the Laureate tradename impairment recognized during 2020. Additionally, operating income at our Peru and Mexico segments increased during 2021 compared to 2020.

Interest expense, net of interest income decreased by $56.8 million to $41.9 million for 2021 from $98.7 million for 2020. The decrease in interest expense was primarily attributable to lower average debt balances as a result of debt repayments.

Other non-operating expense increased by $68.2 million to $91.0 million for 2021 from $22.8 million for 2020. This increase was attributable to a higher loss on debt extinguishment of $77.3 million, primarily related to the repayment of the Senior Notes due 2025 during 2021. This increase in other non-operating expense was partially offset by: (1) a lower loss on disposal of subsidiaries of $6.7 million; (2) a lower loss on derivative instruments during 2021 of $1.5 million; (3) a decrease in foreign currency exchange gain of $0.3 million; and (4) a decrease in other non-operating expense of $0.6 million.

Income tax (expense) benefit changed by $275.7 million to an expense of $(145.6) million for 2021 from a benefit of $130.1 million for 2020. This change was attributable to tax expense recorded in 2021 of approximately $35.7 million related to amended returns filed for the Company's election to exclude certain foreign income of foreign corporations from GILTI. In the prior year the Company recorded a $70.9 million tax benefit for this item, resulting in a year-over-year change of approximately $106.6 million. In addition, the decrease in pre-tax loss in the current year resulted in $76.9 million of less tax benefit as compared to 2020. Additionally, there was a year-over-year increase in state tax expense of $41.3 million and a year-over-year increase in withholding taxes of $30.0 million.

Income (loss) from discontinued operations, net of tax changed by $785.0 million to income of $486.9 million for 2021 from a loss of $(298.1) million for 2020. This change was primarily driven by the gain on sale of Walden University during 2021, combined with impairment charges recorded during 2020 and charges recorded during 2020 to write down certain held-for-sale disposal groups to fair value. See Overview for further detail on results of the Discontinued Operations.

Net (income) loss attributable to noncontrolling interests changed by $16.7 million to income of $(11.3) million for 2021 from a loss of $5.4 million for 2020. This change was primarily related to our previous joint venture in Saudi Arabia and the income effect to noncontrolling interests that resulted in 2021 from the settlement of certain intercompany transactions.

Comparison of Consolidated Results for the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Revenues decreased by $187.2 million to $1,024.9 million for 2020 from $1,212.1 million for 2019. The effect of a net change in foreign currency exchange rates decreased revenues by $81.8 million, due to weakening of the Mexican peso and the Peruvian nuevo sol against the USD. Average total enrollment at a majority of our institutions decreased during 2020, reducing revenues by $62.3 million compared to 2019. The effect of product mix, pricing and timing decreased revenues by $38.0 million, mainly driven by an increase in discounts and scholarships as a percentage of revenues in 2020 compared to 2019. Other Corporate and Eliminations changes accounted for a decrease in revenues of $5.1 million.

Direct costs and general and administrative expenses combined decreased by $173.5 million to $1,002.3 million for 2020 from $1,175.8 million for 2019. The effect of a net change in foreign currency exchange rates decreased costs by $61.1 million. The effect of operational changes decreased direct costs by $75.8 million compared to 2019. Other Corporate and Eliminations expenses accounted for a decrease in costs of $50.4 million in 2020, related to cost-reduction efforts. Changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets resulted in a year-over-year decrease in costs of $0.8 million. These decreases in direct costs were partially offset by EiP implementation expense, which increased direct costs by $14.6 million.

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

Other non-operating expense decreased by $11.1 million to $22.8 million for 2020 from $33.9 million for 2019. This decrease was attributable to: (1) a decrease in loss on debt extinguishment of $22.0 million, primarily related to the repayment of the 2024 Term Loan during 2019; (2) a foreign currency exchange gain for 2020 compared to a loss for 2019, for a change of $21.6 million; and (3) a decrease in loss on disposal of subsidiaries of $13.2 million. These decreases in other non-operating expense were partially offset by a loss on derivative instruments for 2020 compared to a gain for 2019, for a change of $34.3 million, and other non-operating expense for 2020 compared to income for 2019, for a change of $11.4 million, primarily attributable to non-operating income recorded during 2019 related to the sale of an equity security held at Corporate.

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

(Loss) income from discontinued operations, net of tax changed by $1,386.2 million to a loss of $(298.1) million for 2020, from income of $1,088.1 million for 2019, primarily driven by lower gains upon the completion of divestitures in 2020 as compared to 2019, combined with higher losses recorded during 2020 for discontinued operations due to impairments and charges to write held-for-sale disposal groups down to fair value. See Overview for further detail on results of the Discontinued Operations.

Net loss attributable to noncontrolling interests increased by $4.6 million to $5.4 million for 2020 from $0.8 million for 2019. This change was primarily related to our previous joint venture in Saudi Arabia.

Non-GAAP Financial Measure

We define Adjusted EBITDA as income (loss) from continuing operations, before equity in net (income) loss of affiliates, net of tax, income tax expense (benefit), (gain) loss on sale or disposal of subsidiaries, net, foreign currency exchange (gain) loss, net, other (income) expense, net, loss (gain) on derivatives, loss on debt extinguishment, interest expense and interest income, plus depreciation and amortization, share-based compensation expense, loss on impairment of assets and expenses related to our Excellence-in-Process (EiP) initiative. When we review Adjusted EBITDA on a segment basis, we exclude inter-segment revenues and expenses that eliminate in consolidation. Adjusted EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures.

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

The following table presents Adjusted EBITDA and reconciles loss from continuing operations to Adjusted EBITDA for the years ended December 31, 2021, 2020 and 2019:

				% Change
				Better/(Worse)
(in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Loss from continuing operations	$(283.1)	$(320.6)	$(150.5)	12%	(113)%
Plus:
Equity in net income of affiliates, net of tax	—	(0.2)	(0.2)	(100)%	—%
Income tax expense (benefit)	145.6	(130.1)	31.0	nm	nm
Loss from continuing operations before income taxes and equity in net income of affiliates	(137.5)	(450.8)	(119.7)	69%	nm
Plus:
Loss on disposal of subsidiaries, net	0.6	7.3	20.4	92%	64%
Foreign currency exchange (gain) loss, net	(13.8)	(13.5)	8.1	2%	nm
Other expense (income), net	1.7	2.4	(8.9)	29%	(127)%
Loss (gain) on derivatives	24.5	26.0	(8.3)	6%	nm
Loss on debt extinguishment	77.9	0.6	22.6	nm	97%
Interest expense	46.3	100.9	125.0	54%	19%
Interest income	(4.4)	(2.2)	(3.3)	100%	(33)%
Operating (loss) income	(4.6)	(329.3)	36.0	99%	nm
Plus:
Depreciation and amortization	101.2	83.1	82.0	(22)%	(1)%
EBITDA	96.6	(246.2)	118.0	139%	nm
Plus:
Share-based compensation expense (a)	8.9	10.2	10.3	13%	1%
Loss on impairment of assets (b)	72.5	352.0	0.2	79%	nm
EiP implementation expenses (c)	75.4	89.6	75.0	16%	(19)%
Adjusted EBITDA	$253.4	$205.7	$203.6	23%	1%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”
(b) Represents non-cash charges related to impairments of long-lived assets. For further details on certain impairment items see “Discussion of Significant Items Affecting the Consolidated Results for the Years Ended December 31, 2021, 2020 and 2019.”
(c) EiP implementation expenses are related to our enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs), as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also includes other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure, an enterprise-wide program aimed at revenue growth, and certain non-recurring costs incurred in connection with the dispositions. As of December 31, 2021, the EiP initiative had been completed. The only EiP expenses expected in 2022 are those related to the run out of programs that began in prior periods.

Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Years Ended December 31, 2021 and 2020

Depreciation and amortization increased by $18.1 million to $101.2 million for 2021 from $83.1 million for 2020. This increase was primarily attributable to amortization of Laureate's tradename which, during 2020, changed from being an indefinite-lived intangible asset to being a finite-lived intangible asset. When combined with other items, this increased depreciation and amortization expense by $19.3 million. Partially offsetting this increase was the effect of foreign currency exchange, which decreased depreciation and amortization expense by $1.2 million for 2021, as compared to 2020.

Share-based compensation expense decreased by $1.3 million to $8.9 million for 2021 from $10.2 million for 2020.

EiP implementation expenses decreased by $14.2 million to $75.4 million for 2021 from $89.6 million for 2020. This decrease was primarily attributable to lower costs during 2021 associated with an enterprise-wide program aimed at revenue growth, combined with lower severance costs and lower legal and consulting fees related to our divestiture activity. The decreases in EiP costs were partially offset by the cost associated with the lease buyout for our Kendall property in Chicago, Illinois, and lease termination for our previous Corporate headquarters in 2021.

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

The following tables, derived from our consolidated financial statements included elsewhere in this Form 10-K, present selected financial information of our reportable segments:

(in millions)				% Change
				Better/(Worse)
For the year ended December 31,	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues:
Mexico	$540.4	$534.6	$652.8	1%	(18)%
Peru	537.1	482.9	546.8	11%	(12)%
Corporate	9.2	7.4	12.5	24%	(41)%
Consolidated Total Revenues	$1,086.7	$1,024.9	$1,212.1	6%	(15)%

Adjusted EBITDA:
Mexico	$95.8	$112.9	$147.8	(15)%	(24)%
Peru	245.7	189.5	197.8	30%	(4)%
Corporate	(88.1)	(96.7)	(142.0)	9%	32%
Consolidated Total Adjusted EBITDA	$253.4	$205.7	$203.6	23%	1%

Mexico

Financial Overview

Comparison of Mexico Results for the Year Ended December 31, 2021 to the Year Ended December 31, 2020

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2020	$534.6	$421.7	$112.9
Organic enrollment (1)	—
Product mix, pricing and timing (1)	(21.2)
Organic constant currency	(21.2)	(5.6)	(15.6)
Foreign exchange	27.0	20.6	6.4
Dispositions	—	—	—
Other (2)	—	7.9	(7.9)
December 31, 2021	$540.4	$444.6	$95.8
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $5.8 million, a 1% increase from 2020.
•The Mexican peso strengthened against the USD during 2021 compared to 2020, increasing revenue by $27.0 million.
•Organic enrollment during 2021 remained relatively flat compared to 2020.
•The decrease in revenues from product mix, pricing and timing was mainly due to an increase in discounts and scholarships as a percentage of revenues.
•Revenues represented 50% of our consolidated total revenues for 2021, compared to 53% for 2020.

Adjusted EBITDA decreased by $17.1 million, a 15% decrease from 2020.
•The decrease in Adjusted EBITDA includes the year-over-year effect of a gain of $5.8 million from the sale of land and buildings at one of our campuses in 2020, which is included in Organic constant currency.

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
•Revenues represented 53% of our consolidated total revenues for 2020 compared to 54% for 2019.

Adjusted EBITDA decreased by $34.9 million, a 24% decrease from 2019.
•The overall decrease in Adjusted EBITDA was partially offset by a gain of $5.8 million from the sale of land and buildings at one of our campuses in 2020. This gain is included in Organic constant currency.

Peru

Financial Overview
Comparison of Peru Results for the Year Ended December 31, 2021 to the Year Ended December 31, 2020

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2020	$482.9	$293.4	$189.5
Organic enrollment (1)	75.2
Product mix, pricing and timing (1)	40.8
Organic constant currency	116.0	29.7	86.3
Foreign exchange	(61.8)	(31.6)	(30.2)
Dispositions	—	—	—
Other	—	(0.1)	0.1
December 31, 2021	$537.1	$291.4	$245.7
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $54.2 million, an 11% increase from 2020.
•Organic enrollment increased during 2021 by 16%, increasing revenues by $75.2 million, mainly driven by a robust primary intake cycle during 2021 and increased retention rates.
•Revenue represented 50% of our consolidated total revenues for 2021 compared to 47% for 2020.

Adjusted EBITDA increased by $56.2 million, a 30% increase from 2020.

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
•Revenues represented 47% of our consolidated total revenues for 2020 compared to 46% for 2019.

Adjusted EBITDA decreased by $8.3 million, a 4% decrease from 2019.

Corporate

Corporate revenues primarily include our transition services agreements related to divestitures and centralized IT costs charged to other business units, partially offset by the elimination of inter-segment revenues.

Operating results for Corporate for the years ended December 31, 2021, 2020 and 2019 were as follows:

				% Change
				Better/(Worse)
(in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues	$9.2	$7.4	$12.5	24%	(41)%
Expenses	97.3	104.1	154.5	7%	33%
Adjusted EBITDA	$(88.1)	$(96.7)	$(142.0)	9%	32%

Comparison of Corporate Results for the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Adjusted EBITDA increased by $8.6 million, a 9% increase from 2020.
•Labor costs and other professional fees decreased expenses by $23.3 million for 2021 compared to 2020, related to cost-reduction efforts. Other items accounted for a decrease in Adjusted EBITDA of $14.7 million.

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

As of December 31, 2021, our secondary source of liquidity was cash and cash equivalents of $324.8 million. Our cash accounts are maintained with high-quality financial institutions with no significant concentration in any one institution.

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

If certain conditions are satisfied, the Third Amended and Restated Credit Agreement (the Third A&R Credit Agreement) also provides for incremental revolving and term loan facilities, at the request of the Company, not to exceed (i) the greater of (a) $565.0 million and (b) 100% of the consolidated EBITDA of the Company, plus (ii) additional amounts so long as both immediately before and after giving effect to such incremental facilities the Company’s Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, on a pro forma basis, does not exceed 2.75x, plus, (iii) the aggregate amounts of any voluntary repayments of term loans, if any, and aggregate amount of voluntary repayments of revolving credit facilities that are accompanied by a corresponding termination or reduction of revolving credit commitments.

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

On May 28, 2021, we completed the sale of our operations in Brazil and received proceeds of approximately $625.0 million, net of cash sold, transaction fees and settlement of foreign currency swaps. The Company used a portion of the proceeds to repay the remaining balance outstanding under its Senior Notes due 2025.

On August 12, 2021, we completed the sale of Walden University and received proceeds of approximately $1,403.5 million, net of cash sold, transaction fees, and certain closing adjustments. At closing, the Company also recorded a receivable of $74.0 million, representing a portion of the transaction value that was paid into an escrow account, to be released to the Company one year following the closing of the transaction pursuant to the terms and conditions of the escrow agreement. In addition, approximately $83.6 million of restricted cash on the Company's balance sheet related to collateralized regulatory obligations was released during the fourth quarter of 2021. As described in Note 11, Share-based Compensation and Equity, in our consolidated financial statements included elsewhere in this Form 10-K, in connection with the adoption of a plan of partial liquidation providing for the distribution of the net proceeds from the sale of Walden University, on October 29, 2021, the Company paid a special cash distribution to shareholders of approximately $1,270.0 million, and, on December 28, 2021, the Company paid a special cash distribution to shareholders of approximately $105 million, which primarily consisted of the cash that was released during the fourth quarter of 2021 related to the collateralized regulatory obligations. In addition, in December 2021, the Company paid approximately $150 million in estimated taxes and fees due on prior sales (including Walden University).

On September 10, 2020, we completed the divestiture of our operations in Chile. Under the terms of the agreement, the purchase price included a note receivable of $21.5 million that was payable one year from the date of divestiture. We collected this receivable in September 2021.

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $20.8 million and $117.2 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, restricted cash consisted of cash equivalents held to collateralize LOCs related to the Spanish Tax Audits and cash equivalents held as assets for a supplemental employment retention agreement for a former executive.

Indefinite Reinvestment of Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As part of our business strategies, we have determined that all earnings from our foreign continuing operations will be deemed indefinitely reinvested outside of the United States. As of December 31, 2021, $272.6 million of our total $324.8 million of cash and cash equivalents were held by foreign subsidiaries. As of December 31, 2020, $127.7 million of our total $750.1 million of cash and cash equivalents were held by foreign subsidiaries. These amounts above do not include $270.2 million of cash recorded at subsidiaries that are classified as held for sale at December 31, 2020, of which $66.4 million was held by foreign subsidiaries.

Our plans to indefinitely reinvest certain earnings are supported by projected working capital and long-term capital requirements in each foreign subsidiary location in which the earnings are generated. We have analyzed our domestic operation's cash repatriation strategies, projected cash flows, projected working capital and liquidity, and the expected availability within the debt or equity markets to provide funds for our domestic needs. Based on our analysis, we believe we have the ability to indefinitely reinvest our historical foreign earnings. If our expectations change based on future developments such that some or all of the undistributed earnings of our foreign subsidiaries may be remitted to the United States in the foreseeable future, we will be required to recognize deferred tax expense and liabilities and pay additional taxes on any amounts that we are unable to repatriate in a tax-free manner. For Peru, we have recognized deferred tax liabilities of approximately $0.1 million for the portion of the undistributed foreign earnings that are not expected to be indefinitely reinvested outside the United States.

Liquidity Requirements

Our short-term liquidity requirements include: funding for debt service (including finance leases); operating lease obligations; payments of deferred compensation; working capital; operating expenses; capital expenditures; repurchase of the Company's common stock; and business development activities.

Long-term liquidity requirements include: payments on long-term debt (including finance leases); operating lease obligations; payments of deferred compensation; and payments of other third-party obligations.

Debt

As of December 31, 2021, our debt obligations included lines of credit and short-term borrowing arrangements of subsidiaries and notes payable, which totaled $112.1 million. In addition, our finance lease obligations and sale-leaseback financings were $45.1 million.

Senior Secured Credit Facility

Our senior secured revolving credit facility (the Senior Secured Credit Facility) provides for borrowings of $410.0 million and has a maturity date of October 7, 2024. As of December 31, 2021 and 2020, there was no balance outstanding under our Senior Secured Credit Facility.

Covenants

Under the Third A&R Credit Agreement, we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant that applies only to the revolving credit facility (a leverage ratio covenant), as defined in the Third A&R Credit Agreement, unless certain conditions are satisfied. As of December 31, 2021, these conditions were satisfied and, therefore, we were not subject to the leverage ratio. The maximum ratio, as defined, is 3.50x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of December 31, 2021.

Other Debt

Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries and notes payable.

As of December 31, 2021 and 2020, the aggregate outstanding balances on our lines of credit were $10.1 million and $59.0 million, respectively.

In December 2017, UVM Mexico entered into an agreement with a bank for a loan of MXN 1,700.0 million (approximately $89.0 million at the time of the loan). The loan matures in June 2024 and carries a variable interest rate based on TIIE, plus an applicable margin, which is established based on the ratio of debt to EBITDA, as defined in the agreement (8.12% as of December 31, 2021). The current quarterly payments on the loan total MXN 68.0 million ($3.3 million at December 31, 2021) and increasing over the remaining term of the loan to MXN 76.5 million ($3.7 million at December 31, 2021), with a balloon payment of MXN 425.0 million ($20.5 million at December 31, 2021) due at maturity. In 2019, this loan was reassigned to another wholly owned Mexican subsidiary of the Company. In 2021, the loan was again reassigned to another wholly owned Mexican subsidiary of the Company, following a merger. As of December 31, 2021 and 2020, the outstanding balance of this loan was $52.5 million and $68.0 million, respectively.

The Company obtained financing to fund the construction of two new campuses at one of our institutions in Peru, Universidad Peruana de Ciencias Aplicadas. In 2019, the Company repaid the loans except for one, which, as of December 31, 2021, carried an interest rate of 5.09% and is scheduled to mature in November 2025. Over the remaining term of the loan, principal payments, plus accrued and unpaid interest, of approximately $1.4 million are made semi-annually in April and October. As of December 31, 2021 and 2020, the outstanding balance on the loan was $10.3 million and $13.4 million, respectively.

In December 2017, one of our subsidiaries in Peru entered into an agreement to borrow PEN 247.5 million (approximately $76.0 million at the agreement date). The loan bears interest at a fixed rate of 6.62% per annum and is scheduled to mature in December 2023. Over the remaining term of the loan, quarterly payments of PEN 14.4 million ($3.6 million at December 31, 2021) are due. As of December 31, 2021 and 2020, this loan had a balance of $29.0 million and $44.0 million, respectively.

Leases

We conduct a significant portion of our operations from leased facilities, including many of our higher education facilities and other office locations. As discussed in Note 9, Leases, in our consolidated financial statements included elsewhere in this Form 10-K, we have significant operating lease liabilities recorded related to our leased facilities, which will require future cash payments. As of December 31, 2021 and 2020, the present value of operating lease liabilities was $415.3 million and $519.1 million, respectively. These amounts exclude operating lease liabilities for our discontinued operations of $10.8 million and $151.4 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the minimum lease payments required during 2022 for our Continuing Operations is $77.1 million.

Capital Expenditures

Capital expenditures primarily consist of purchases of property and equipment. Our capital expenditure program is a component of our liquidity and capital management strategy. This program includes discretionary spending, which we can adjust in response to economic and other changes in our business environment, to grow our network through the following: (1) capacity expansion at institutions to support enrollment growth; (2) new campuses for institutions in our existing markets; and (3) information technology to increase efficiency and controls. Our non-discretionary spending includes the maintenance of existing facilities. We typically fund our capital expenditures through cash flow from operations and external financing. In the event that we are unable to obtain the necessary funding for capital expenditures, our long-term growth strategy could be significantly affected. We believe that our internal sources of cash and our ability to obtain additional third-party financing, subject to market conditions, will be sufficient to fund our investing activities.

Our total capital expenditures for our continuing and discontinued operations, excluding receipts from the sale of subsidiaries and property and equipment, were $56.3 million, $89.2 million and $173.3 million during 2021, 2020 and 2019, respectively. The 37% decrease in capital expenditures for 2021 compared to 2020 was primarily due to the completed divestitures. The 49% decrease in capital expenditures for 2020 compared to 2019 was driven mainly by a targeted reduction and deferral across all business lines to preserve cash amid the COVID-19 pandemic, as well as a result of the executed divestitures.

Laureate Education, Inc. Deferred Compensation Plan

During the first quarter of 2021, the Company's Board of Directors approved the termination of a deferred compensation plan for certain executive employees and members of our Board of Directors, with such termination effective April 1, 2021. The Company expects that the participants will receive a distribution payout of their account balances under the terms of the plan in April 2022. The plan allowed participants to defer their salaries, bonuses, and Board of Directors' retainers and fees in order to accumulate funds for retirement on a pre-tax basis. Participants are 100% vested in their respective deferrals and the earnings thereon. As of December 31, 2021 and 2020, plan assets included in Other assets in our Consolidated Balance Sheets were $1.9 million and $3.1 million, respectively. As of December 31, 2021 and 2020, the plan liabilities reported in our Consolidated Balance Sheets were $5.1 million and $6.2 million, respectively. As of December 31, 2021 and 2020, $5.1 million and $1.2 million, respectively, of the total plan liability was classified as a current liability; the remainder was noncurrent and recorded in Other long-term liabilities. The Company plans to fund the difference between the assets and the liabilities with operating cash flows.

Stock Repurchase Program

On November 5, 2020, Laureate’s Board of Directors approved a new stock repurchase program to acquire up to $300 million of the Company’s common stock. On April 30, 2021, the Company’s Board of Directors approved an increase of the above authorization to repurchase shares of the Company’s common stock by $200 million, and, on December 14, 2021, the Company’s Board of Directors approved an increase of the above authorization to repurchase shares of the Company’s common stock by $100 million, for a total authorization (including the above authorized repurchases) of up to $600 million of the Company’s common stock. The Company’s proposed repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s Board of Directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. The Company expects to finance the remaining repurchases with cash on-hand or from its revolving credit facility, or a combination thereof. The Company also expects to complete the repurchase program in the first half of 2022, dependent on market conditions. As of December 31, 2021, the approximate dollar value of shares yet to be purchased under this stock repurchase program is $156.7 million.

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

The following table summarizes our cash flows from operating, investing, and financing activities for each of the past three fiscal years:

(in millions)	2021	2020	2019
Cash (used in) provided by:
Operating activities	$(156.1)	$259.6	$339.8
Investing activities	2,044.2	587.4	1,116.8
Financing activities	(2,683.2)	(272.7)	(1,674.0)
Effects of exchange rates changes on cash	(14.7)	(0.5)	5.1
Change in cash included in current assets held for sale	288.1	195.8	184.6
Net change in cash and cash equivalents and restricted cash	$(521.7)	$769.5	$(27.8)

Comparison of Cash Flows for the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Operating activities
Cash flows from operating activities changed by $415.7 million to cash outflow of $(156.1) million for 2021, compared to a cash inflow of $259.6 million for 2020. This decrease in operating cash was primarily attributable to: (1) changes in working capital and divestiture of subsidiaries that contributed positive operating cash flows during 2020, which accounted for $266.6 million of the decrease; (2) higher cash paid for taxes of $159.7 million, from $91.4 million in 2020 to $251.1 million in 2021, primarily due to the payment of estimated taxes related to the sale of Walden University in 2021 and payment of withholding taxes for intercompany loans that were capitalized during 2021; and (3) payments of $46.8 million for lease termination agreements in 2021. These decreases in operating cash flow were partially offset by a decrease in cash paid for interest of $57.4 million, prior to interest income, from $120.6 million in 2020 to $63.2 million in 2021, attributable to lower average debt balances.

Investing activities

Cash provided by investing activities increased by $1,456.8 million, to $2,044.2 million for 2021 from $587.4 million in 2020. This increase was primarily attributable to higher cash receipts from the sales of discontinued operations of $1,474.2 million, from $676.6 million in 2020 (for the net effect of the sales of NSAD and our operations in Costa Rica, Chile, Malaysia, Australia and New Zealand, net of cash sold, and the receipt of a portion of the escrow receivable balance related to the 2018 sale of our China operations) to $2,150.8 million, net, in 2021 (primarily for the sale of Walden University, our operations in Honduras and Brazil, the receipt of the note receivable related to the 2020 divestiture of our Chilean operations, and the receipt of a portion of the purchase prices that were withheld in connection to the 2018 sale of our China operations and the 2020 sale of our Malaysia operations). In addition, cash used for capital expenditures decreased by $32.9 million compared to 2020. These increases in investing cash were partially offset by payments of $50.3 million for derivative instruments related to foreign exchange swap agreements associated with the sale of our Brazil operations.

Financing activities

Cash used in financing activities increased by $2,410.5 million to $2,683.2 million for 2021 from $272.7 million for 2020. This increase in financing cash outflows was primarily attributable to: (1) payments of special cash distributions to shareholders in 2021 of $1,374.9 million following the sale of Walden University; (2) higher net payments of long-term debt in 2021 as compared to 2020 of $718.6 million, primarily related to the 2021 repayment in full of the balance outstanding under the Senior Notes due 2025; (3) higher payments in 2021 of $281.0 million to repurchase shares of our common stock under our stock repurchase program; (4) higher payments of call premiums and debt issuance costs of $32.2 million, mainly the call premiums associated with the redemption of the Senior Notes due 2025 during 2021; and (5) lower proceeds from stock option exercises of $22.3 million during 2021, as compared to 2020. These increases in financing cash outflows were partially offset by the year-over-year effect of a $13.7 million payment in 2020 to the minority owner of our Malaysia operations in connection with the sale of those operations and $5.7 million of deferred purchase price payments in 2020 related to acquisitions. Other items accounted for the remaining difference of $0.9 million.

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

Investing activities

Cash provided by investing activities decreased by $529.4 million to $587.4 million for 2020 from $1,116.8 million in 2019. This decrease was primarily attributable to: (1) lower cash receipts from the sales of discontinued operations of $589.4 million, from $1,266.0 million in 2019 (for the sales of St. Augustine and our Thailand, South Africa, India, Spain, Portugal, Turkey, Panama, and UniNorte operations) to $676.6 million, net, in 2020 (for the net effect of the sales of NSAD and our operations in Costa Rica, Chile, Malaysia, Australia and New Zealand, net of cash sold, and the receipt of a portion of the escrow receivable balance related to the 2018 sale of our China operations); (2) the year-over-year negative effect of cash receipt from derivative settlements of $12.9 million, related to the foreign exchange swap agreements associated with the sale of the Spain and Portugal institutions in 2019; and (3) the year-over-year effect of proceeds of $0.9 million in 2019 from the sale of shares of a preferred stock investment in a private education company. These decreases in investing cash were partially offset by a decrease in capital expenditures of $84.2 million, and the year-over-year effect of a payment of $1.2 million in 2019 for a small acquisition in Brazil. Other items accounted for the remaining change of $11.6 million.

Financing activities

Cash used in financing activities decreased by $1,401.3 million to $272.7 million for 2020 from $1,674.0 million for 2019. This decrease in financing cash outflows was primarily attributable to: (1) higher net payments of long-term debt in 2019 as compared to 2020 of $1,207.6 million, primarily related to the use of divestiture proceeds for debt repayment; (2) lower payments in 2020 of $164.6 million to repurchase shares of our common stock under our stock repurchase program; (3) lower payments of deferred purchase price for acquisitions of $14.5 million, due primarily to the full repayment of the St. Augustine seller note in 2019; (4) higher proceeds from stock option exercises of $11.7 million during 2020, as compared to 2019; and (5) lower payments for debt issuance costs and redemption and call premiums of $8.3 million, mostly related to a debt repayment in Chile in 2019.

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

We also evaluate the sensitivity of a change in assumptions related to goodwill impairment, assessing whether a 10% reduction in our estimates of revenue or a 1% increase in our estimated discount rates would result in impairment of goodwill. Using the current estimated cash flows and discount rates, each reporting unit's estimated fair value exceeds its carrying value by at least 15% in instances where we performed fair value-based impairment testing. We have determined that none of our reporting units with material goodwill were at risk of failing the goodwill impairment test as of December 31, 2021.

We completed our initial public offering (IPO) on February 6, 2017 at an initial public offering price that was below the expected range, and since then our stock price at times has traded below the initial public offering price. While our market capitalization is currently in excess of the carrying value of our stockholders’ equity, a significant decline in our stock price for an extended period of time could be considered an impairment indicator that would cause us to perform an interim impairment test that could result in additional impairments of goodwill or other intangible assets.

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

In 2020, following the reclassification of several of our subsidiaries as held-for-sale, the Company tested the Laureate tradename for impairment and concluded that the estimated fair value of the Laureate tradename was less than its carrying value. As a result, the Company recognized an impairment charge of $320.0 million, in accordance with ASC 350-30-35-17. Additionally, the Company determined that the remaining Laureate tradename asset no longer had an indefinite life and was fully amortized as of December 31, 2021

During the first quarter of 2021, the Company decided that, during 2021, it would wind down certain support functions related to the Laureate network and would no longer invest in and support the Laureate tradename, a finite-lived intangible asset, beyond 2021. As a result, the Company tested the asset for impairment and estimated the fair value of the tradename asset using the relief-from-royalty method, based on the projected revenues for each business over the estimated remaining useful life of the asset. As a result of the impairment test, the Company concluded that the estimated fair value of the Laureate tradename was less than its carrying value by approximately $51.4 million and recorded an impairment charge for that amount. The remaining carrying value of the tradename asset was fully amortized as of December 31, 2021.

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
•a change in regulatory environment;
•a change in business plans; or
•an adverse change in anticipated cash flows.

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
We recorded impairment losses on long-lived assets for the years ended December 31, 2021, 2020, and 2019. See Note 7, Goodwill and Other Intangible Assets, in our consolidated financial statements included elsewhere in this Form 10-K for further details.

Deferred Costs

Deferred costs on the Consolidated Balance Sheets consist primarily of direct costs associated with online course development, accreditation and costs to obtain a contract. Deferred costs associated with the development of online educational programs are capitalized after technological feasibility has been established. Deferred online course development costs are amortized to direct costs on a straight-line basis over the estimated period that the associated products are expected to generate revenues. Deferred online course development costs are evaluated on a quarterly basis through review of the corresponding course catalog. If a course is no longer listed or offered in the current course catalog, then the costs associated with its development are written off. As of December 31, 2021 and 2020, the unamortized balances of online course development costs were $3.1 million and $15.3 million, respectively. We defer direct and incremental third-party costs incurred for obtaining initial accreditation and for the renewal of accreditations. These accreditation costs are amortized to direct costs over the life of the accreditation on a straight-line basis. As of both December 31, 2021 and 2020, the unamortized balances of accreditation costs were $0.2 million. Laureate also defers certain commissions and bonuses earned by third party agents and our employees that are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are amortized over the period of benefit, which ranges from two to four years. As of December 31, 2021 and 2020, the unamortized balances of contract costs were $2.7 million and $2.1 million, respectively.

At December 31, 2021 and 2020, our total deferred costs were $27.1 million and $33.4 million, respectively, with accumulated amortization of $(21.1) million and $(15.7) million, respectively.

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

See Note 13, Income Taxes, in our consolidated financial statements included elsewhere in this Form 10-K for details of our deferred taxes and tax contingencies.

Indefinite Reinvestment of Foreign Earnings

We earn substantially all of our income from subsidiaries located in countries outside the United States. Deferred tax liabilities have not been recognized for undistributed historical foreign earnings because management believes that the historical retained earnings will be indefinitely reinvested outside the United States under the Company's planned tax-neutral methods. Our assertion that earnings from our foreign operations will be indefinitely reinvested is supported by projected working capital and long-term capital plans in each foreign subsidiary location in which the earnings are generated. Additionally, we believe that we have the ability to indefinitely reinvest foreign earnings based on our domestic operation's cash repatriation strategies, projected cash flows, projected working capital and liquidity, and the expected availability of capital within the debt or equity markets. If our expectations change based on future developments, such that some or all of the undistributed earnings of our foreign subsidiaries may be remitted to the United States in the foreseeable future, we will be required to recognize deferred tax expense and liabilities on any amounts that we are unable to repatriate in a tax-free manner.

Revenue Recognition

Our revenues primarily consist of tuition and educational service revenues. We also generate other revenues from student fees, dormitory/residency fees and other education-related activities. These other revenues are less material to our overall financial results and have a tendency to trend with tuition revenues. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. These revenues are recognized net of scholarships and other discounts, refunds and waivers. For further description, see also Note 3, Revenue, in our consolidated financial statements included elsewhere in this Form 10-K.
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

We report all derivatives on the consolidated balance sheets at fair value. The values are derived using valuation models commonly used for derivatives. These valuation models require a variety of inputs, including contractual terms, market prices, forward-price yield curves, notional quantities, measures of volatility and correlations of such inputs. Our fair value models incorporate the measurement of our own nonperformance risk into our calculations. Our derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation when we are in a net gain position. As a result, our valuation models reflect measurements for counterparty credit risk. We also actively monitor counterparty credit ratings for any significant changes that could impact the nonperformance risk calculation for our fair value. We value derivatives using management's best estimate of inputs we believe market participants would use in pricing the asset or liability at the measurement date. Derivative and hedge accounting requires judgment in the use of estimates that are inherently uncertain and that may change in subsequent periods. External factors, such as economic conditions, will impact the inputs to the valuation model over time. The effect of changes in assumptions and estimates could materially impact our financial statements. See Note 12, Derivative Instruments, in our consolidated financial statements included elsewhere in this Form 10-K for details of our derivatives.

Share-Based Compensation

We use the Black-Scholes-Merton option pricing model to calculate the fair value of stock options. This option valuation model requires the use of subjective assumptions, including the estimated fair value of the underlying common stock, the expected stock price volatility, and the expected term of the option. Prior to the IPO, the estimated fair value of the underlying common stock was based on third-party valuations. After our IPO, the estimated fair value of the underlying common stock is based on the closing price of our common stock on the grant date. Because we have only been publicly traded since February 2017, our volatility estimates are based on an average of: (1) a peer group of companies and (2) Laureate's historical volatility. We estimate the expected term of awards to be the weighted average mid-point between the vesting date and the end of the contractual term. We use this method to estimate the expected term because we do not have sufficient historical exercise data.

We have granted restricted stock, restricted stock units, stock options, and performance awards for which the vesting is based on our annual performance metrics. For interim periods, we use our year-to-date actual results, financial forecasts, and other available information to estimate the probability of the award vesting based on the performance metrics. The related compensation expense recognized is affected by our estimates of the vesting probability of these performance awards. See Note 11, Share-based Compensation and Equity, in our consolidated financial statements included elsewhere in this Form 10-K for further discussion of these arrangements.

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

Interest Rate Risk

We are subject to risk from fluctuations in interest rates, primarily relating to our Senior Secured Credit Facility and certain local debt, which bear interest at variable rates. Based on our outstanding variable-rate debt as of December 31, 2021, an increase of 100 basis points in our weighted-average interest rate would result in an increase in interest expense of $0.5 million on an annual basis.

Foreign Currency Exchange Risk

We use the USD as our reporting currency. We derived substantially all of our revenues outside of the United States for the year ended December 31, 2021. Our business is transacted through a network of international and domestic subsidiaries, generally in the local currency, considered the functional currency for that subsidiary.

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

For the year ended December 31, 2021, a hypothetical 10% adverse change in average annual foreign currency exchange rates would have increased Operating loss and decreased Adjusted EBITDA by approximately $21.9 million and $36.6 million, respectively.

We monitor the impact of foreign currency movements related to differences between our subsidiaries' local currencies and the USD. Our U.S. debt facilities are primarily denominated in USD. We enter into foreign exchange forward contracts to protect the USD value of our assets and future cash flows, as well as to reduce the earnings impact of exchange rate fluctuations on receivables and payables denominated in currencies other than the functional currencies. See Note 12, Derivative Instruments, in our consolidated financial statements included elsewhere in this Form 10-K for additional discussion regarding our derivatives.

Item 8. Financial Statements and Supplementary Data

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP (PCAOB No. 238), an independent registered public accounting firm, as stated in their report which appears herein.

Date: February 24, 2022

/s/ EILIF SERCK-HANSSEN
Eilif Serck-Hanssen
President and Chief Executive Officer

/s/ RICHARD M. BUSKIRK
Richard M. Buskirk
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Laureate Education, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Laureate Education, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Dispositions - gain on sale

As described in Note 5 to the consolidated financial statements, the Company’s income from discontinued operations, net of tax expense, was approximately $486.9 million for the year ended December 31, 2021. The income from discontinued operations includes i) a pre-tax gain on the sale of Walden e-Learning, LLC of approximately $619.4 million, as well as estimated tax expense of approximately $278.0 million, and ii) a pre-tax gain on the sale of the Company's operations in Brazil of approximately $33.0 million, which includes contingent consideration of approximately $6.5 million in accordance with the terms of the sales agreement. The sale of Walden e-Learning, LLC closed on August 12, 2021 and the proceeds received were reduced by cash sold, transaction fees and certain closing adjustments. The sale of the Company’s operations in Brazil closed on May 28, 2021 and the proceeds received were reduced by cash sold, transaction fees and settlement of foreign currency swaps. The gain on sale of both Walden e-Learning, LLC and the operations in Brazil included the derecognition of the carrying value as of the closing date of the sales and a working capital settlement and price adjustments, as applicable.

The principal considerations for our determination that performing procedures relating to dispositions - gain on sale is a critical audit matter are the high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence related to the carrying value of each disposal group and contingent consideration relating to the gain on sale.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s accounting for the gain from the sale of Walden e-Learning, LLC and the operations in Brazil. These procedures also included, among others, (i) evaluating the terms of the sale agreements, (ii) testing the cash proceeds and transaction fees recorded by management, (iii) testing the completeness and accuracy of the carrying value of the disposal groups, (iv) evaluating the contingent consideration and the reasonableness of the amounts recorded in accordance with the terms of the sales agreement, and (v) testing the mathematical accuracy of the gain on sale.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
February 24, 2022

We have served as the Company’s auditor since 2007, which includes periods before the Company became subject to SEC reporting requirements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the years ended December 31,	2021	2020	2019

Revenues	$1,086,701	$1,024,917	$1,212,070
Costs and expenses:
Direct costs	814,490	802,458	949,471
General and administrative expenses	204,370	199,790	226,331
Loss on impairment of assets	72,488	351,971	248
Operating (loss) income	(4,647)	(329,302)	36,020
Interest income	4,378	2,169	3,294
Interest expense	(46,275)	(100,894)	(125,042)
Loss on debt extinguishment	(77,940)	(610)	(22,601)
(Loss) gain on derivatives	(24,517)	(25,980)	8,300
Other (expense) income, net	(1,695)	(2,420)	8,922
Foreign currency exchange gain (loss), net	13,791	13,474	(8,125)
Loss on disposals of subsidiaries, net	(602)	(7,276)	(20,429)
Loss from continuing operations before income taxes and equity in net income of affiliates	(137,507)	(450,839)	(119,661)
Income tax (expense) benefit	(145,573)	130,069	(31,041)
Equity in net income of affiliates, net of tax	—	172	219
Loss from continuing operations	(283,080)	(320,598)	(150,483)
Income (loss) from discontinued operations, net of tax expense of $234,326, $114,257 and $33,681, respectively	486,865	(298,104)	1,088,147
Net income (loss)	203,785	(618,702)	937,664
Net (income) loss attributable to noncontrolling interests	(11,339)	5,371	820
Net income (loss) attributable to Laureate Education, Inc.	$192,446	$(613,331)	$938,484

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(1.56)	$(1.53)	$(0.68)
Income (loss) from discontinued operations	2.57	(1.40)	4.91
Basic and diluted earnings (loss) per share	$1.01	$(2.93)	$4.23
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the years ended December 31,	2021	2020	2019

Net income (loss)	$203,785	$(618,702)	$937,664
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for all years	421,972	133,827	42,935
Unrealized loss on derivative instruments, net of tax of $0 for all years	—	—	(7,950)
Minimum pension liability adjustment, net of tax of $0 for all years	(202)	(1,200)	3,596
Total other comprehensive income	421,770	132,627	38,581
Comprehensive income (loss)	625,555	(486,075)	976,245
Net comprehensive (income) loss attributable to noncontrolling interests	(11,327)	4,739	953
Comprehensive income (loss) attributable to Laureate Education, Inc.	$614,228	$(481,336)	$977,198
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$324,801	$750,147
Restricted cash	20,774	117,151
Receivables:
Accounts and notes receivable	117,987	138,738
Other receivables	96,229	49,835
Allowance for doubtful accounts	(62,226)	(76,694)
Receivables, net	151,990	111,879
Income tax receivable	30,474	14,564
Prepaid expenses and other current assets	16,280	15,079
Current assets held for sale	—	434,966
Total current assets	544,319	1,443,786
Property and equipment:
Land	121,173	126,228
Buildings	328,343	351,480
Furniture, equipment and software	459,189	494,079
Leasehold improvements	106,813	121,683
Construction in-progress	9,622	7,254
Accumulated depreciation and amortization	(525,623)	(522,240)
Property and equipment, net	499,517	578,484
Operating lease right-of-use assets, net	384,344	462,767
Goodwill	546,795	574,832
Tradenames, net	142,848	225,573
Deferred costs, net	5,981	17,623
Deferred income taxes	38,713	130,567
Other assets	42,629	54,793
Long-term assets held for sale	6,164	1,482,469
Total assets	$2,211,310	$4,970,894
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	December 31, 2021	December 31, 2020
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$26,870	$41,073
Accrued expenses	65,558	95,743
Accrued compensation and benefits	90,454	64,089
Deferred revenue and student deposits	43,959	47,180
Current portion of operating leases	38,149	44,631
Current portion of long-term debt and finance leases	49,082	95,818
Income taxes liabilities	38,705	29,682
Derivative instruments	—	17,680
Other current liabilities	18,097	15,109
Current liabilities held for sale	1,054	353,550
Total current liabilities	371,928	804,555
Long-term operating leases, less current portion	377,104	474,507
Long-term debt and finance leases, less current portion	104,588	899,898
Deferred compensation	11,896	13,425
Income taxes payable	96,463	36,078
Deferred income taxes	73,624	86,368
Derivative instruments	—	8,144
Other long-term liabilities	24,640	33,555
Long-term liabilities held for sale	9,795	348,706
Total liabilities	1,070,038	2,705,236
Redeemable noncontrolling interests and equity	1,714	1,724
Stockholders' equity:
Preferred stock, par value $0.001 per share – 49,889 shares authorized as of December 31, 2021 and December 31, 2020, no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, par value $0.004 per share – 875,000 shares authorized, 228,831 shares issued and 180,611 shares outstanding as of December 31, 2021 and no shares authorized, issued and outstanding as of December 31, 2020	915	—
Class A common stock, par value $0.004 per share – no shares authorized, issued and outstanding as of December 31, 2021 and 700,000 shares authorized, 137,162 shares issued and 115,119 outstanding as of December 31, 2020	—	548
Class B common stock, par value $0.004 per share – no shares authorized, issued and outstanding as of December 31, 2021 and 175,000 shares authorized, 90,792 shares issued and outstanding as of December 31, 2020	—	363
Additional paid-in capital	2,388,783	3,760,029
Retained earnings (accumulated deficit)	15,523	(176,822)
Accumulated other comprehensive loss	(520,204)	(941,986)
Treasury stock at cost (48,220 shares held at December 31, 2021 and 22,043 shares held at December 31, 2020)	(744,174)	(365,316)
Total Laureate Education, Inc. stockholders' equity	1,140,843	2,276,816
Noncontrolling interests	(1,285)	(12,882)
Total stockholders' equity	1,139,558	2,263,934
Total liabilities and stockholders' equity	$2,211,310	$4,970,894
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
IN THOUSANDS

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income	Treasury stock at cost	Non-controlling interests	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	107,450	$430	116,865	$467	$3,703,796	$(530,919)	$(1,112,695)	$—	$(10,133)	$2,050,946
Adoption of accounting standards	—	—	—	—	—	28,944	—	—	—	28,944
Balance at January 1, 2019	107,450	430	116,865	467	3,703,796	(501,975)	(1,112,695)	—	(10,133)	2,079,890
Non-cash stock compensation	—	—	—	—	12,994	—	—	—	—	12,994
Conversion of Class B shares to Class A shares	26,034	104	(26,034)	(104)	—	—	—	—	—	—
Purchase of treasury stock at cost	(16,008)	—	—	—	—	—	—	(271,106)	—	(271,106)
Exercise of stock options and vesting of restricted stock and restricted stock units, net of shares withheld to satisfy tax withholding	2,099	8	—	—	11,754	—	—	—	—	11,762
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1,356)	(1,356)
Change in noncontrolling interests	—	—	—	—	(3,700)	—	—	—	—	(3,700)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	(208)	—	—	—	—	(208)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	(370)	(370)
Net income	—	—	—	—	—	938,484	—	—	(820)	937,664
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	43,068	—	(133)	42,935
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	(7,950)	—	—	(7,950)
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	3,596	—	—	3,596
Balance at December 31, 2019	119,575	$542	90,831	$363	$3,724,636	$436,509	$(1,073,981)	$(271,106)	$(12,812)	$2,804,151
Non-cash stock compensation	—	—	—	—	13,298	—	—	—	—	13,298
Conversion of Class B shares to Class A shares	39	—	(39)	—	—	—	—	—	—	—
Purchase of treasury stock at cost	(6,035)	—	—	—	—	—	—	(94,210)	—	(94,210)
Exercise of stock options and vesting of restricted stock and restricted stock units, net of shares withheld to satisfy tax withholding	1,540	6	—	—	24,556	—	—	—	—	24,562
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—
Change in noncontrolling interests	—	—	—	—	(2,610)	—	—	—	3,471	861
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	149	—	—	—	—	149
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	1,198	1,198
Net loss	—	—	—	—	—	(613,331)	—	—	(5,371)	(618,702)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	133,195	—	632	133,827
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	(1,200)	—	—	(1,200)
Balance at December 31, 2020	115,119	$548	90,792	$363	$3,760,029	$(176,822)	$(941,986)	$(365,316)	$(12,882)	$2,263,934
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (continued)
IN THOUSANDS

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Common Stock		Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income	Treasury stock at cost	Non-controlling interests	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	115,119	$548	90,792	$363	—	—	$3,760,029	$(176,822)	$(941,986)	$(365,316)	$(12,882)	$2,263,934
Entity restructuring adjustment	—	—	—	—	—	—	—	(101)	—	—	—	(101)
Non-cash stock compensation	—	—	—	—	—	—	10,172	—	—	—	—	10,172
Exercise of stock options and vesting of restricted stock and restricted stock units, net of shares withheld to satisfy tax withholding	581	2	—	—	296	2	638	—	—	—	—	642
Conversion of Class A and Class B common stock to Common Stock	(90,497)	(550)	(90,792)	(363)	181,289	913	—	—	—	—	—	—
Purchase of treasury stock at cost	(25,203)	—	—	—	(974)	—	—	—	—	(378,858)	—	(378,858)
Special cash distributions and equitable adjustments to stock-based compensation awards	—	—	—	—	—	—	(1,381,787)	—	—	—	—	(1,381,787)
Change in noncontrolling interests	—	—	—	—	—	—	(181)	—	—	—	271	90
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	—	—	(88)	—	—	—	—	(88)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	—	—	—	192,446	—	—	11,339	203,785
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	—	—	421,984	—	(12)	421,972
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	—	—	(202)	—	—	(202)
Balance at December 31, 2021	—	$—	—	$—	180,611	$915	$2,388,783	$15,523	$(520,204)	$(744,174)	$(1,285)	$1,139,558
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the years ended December 31,	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$203,785	$(618,702)	$937,664
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	101,178	143,516	193,356
Amortization of operating lease right-of-use assets	44,078	80,203	122,673
Loss on impairment of assets	73,756	790,229	940
Gain on sales and disposal of subsidiaries, property and equipment and leases, net	(609,529)	(22,756)	(753,519)
Loss (gain) on derivative instruments	24,517	25,980	(7,438)
Payments for settlement of derivative contracts	—	(626)	(8,772)
Loss on debt extinguishment	77,999	610	28,752
Non-cash interest expense	6,761	17,450	3,535
Interest paid on deferred purchase price for acquisitions	—	(3,969)	(5,305)
Non-cash share-based compensation expense	10,172	13,298	12,994
Bad debt expense	34,370	117,867	100,829
Deferred income taxes	195,563	(185,652)	(29,813)
Unrealized foreign currency exchange (gain) loss	(7,033)	26,344	29,186
Non-cash loss from non-income tax contingencies	12,150	3,059	9,075
Payments for lease settlements	(46,804)	—	—
Other, net	1,106	408	(5,341)
Changes in operating assets and liabilities:
Receivables	(15,986)	(323,036)	(163,202)
Prepaid expenses and other assets	(17,433)	(28,504)	(42,047)
Accounts payable and accrued expenses	(45,329)	(47,200)	5,574
Income tax receivable/payable, net	(101,126)	99,563	(36,220)
Deferred revenue and other liabilities	(98,277)	171,474	(53,152)
Net cash (used in) provided by operating activities	(156,082)	259,556	339,769
Cash flows from investing activities
Purchase of property and equipment	(50,444)	(74,624)	(155,641)
Expenditures for deferred costs	(5,843)	(14,538)	(17,701)
Receipts from sales of discontinued operations, net of cash sold, property and equipment	2,150,820	676,569	1,266,042
Settlement of derivatives related to sale of discontinued operations and net investment hedge	(50,341)	—	12,866
Business acquisitions, net of cash acquired	—	—	(1,205)
Proceeds from sale of investment	—	—	11,473
Other, net	—	(7)	926
Net cash provided by investing activities	2,044,192	587,400	1,116,760
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	46,493	528,382	1,123,179
Payments on long-term debt	(942,030)	(705,353)	(2,507,790)
Payments of deferred purchase price for acquisitions	—	(5,680)	(20,157)
Payments to purchase noncontrolling interests	—	(13,716)	(5,761)
Special cash distributions	(1,374,855)	—	—
Proceeds from exercise of stock options	3,411	25,716	14,007
Payments to repurchase common stock	(380,505)	(99,523)	(264,093)
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(2,769)	(1,154)	(2,245)
Payments of call premiums and debt issuance costs	(32,980)	(779)	(9,091)
Distributions to noncontrolling interest holders	—	(609)	(2,026)
Net cash used in financing activities	(2,683,235)	(272,716)	(1,673,977)
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	(14,724)	(546)	5,070
Change in cash included in current assets held for sale	288,126	195,787	184,578
Net change in Cash and cash equivalents and Restricted cash	(521,723)	769,481	(27,800)
Cash and cash equivalents and Restricted cash at beginning of period	867,298	97,817	125,617
Cash and cash equivalents and Restricted cash at end of period	$345,575	$867,298	$97,817
The accompanying notes are an integral part of these consolidated financial statements.

Laureate Education, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands)
Note 1. Description of Business

Laureate Education, Inc. and subsidiaries (hereinafter Laureate, we, us, our, or the Company) provide higher education programs and services to students through licensed universities and higher education institutions (institutions). Laureate's programs are provided through institutions that are campus-based and through electronically distributed educational programs (online). In response to the COVID-19 pandemic, we transitioned the educational delivery method at all of our campus-based institutions to be online, leveraging our existing technologies and learning platforms to serve students outside the traditional classroom setting. While our universities continue to deliver learning online, they also are focused on planning for a safe return to campus, when appropriate to do so.

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

Principles of Consolidation

General

Our Consolidated Financial Statements include all accounts of Laureate and our majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign Currency Translation and Transaction Gains and Losses

The United States Dollar (USD) is the reporting currency of Laureate. Our subsidiaries’ financial statements are maintained in their functional currencies. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Our foreign subsidiaries’ financial statements are translated into USD using the exchange rates applicable to the dates of the financial statements. Assets and liabilities are translated into USD using the period-end spot foreign exchange rates. Income and expenses are translated at the weighted-average exchange rates in effect during the period. Equity accounts are translated at historical exchange rates. The effects of these translation adjustments are reported as a component of Accumulated other comprehensive income (loss) included in the Consolidated Statements of Stockholders’ Equity.

In the past, Laureate has had certain intercompany loans that were deemed to have the characteristics of a long-term investment. That is, the settlement of the intercompany loan was not planned or anticipated in the foreseeable future. Transaction gains and losses related to these types of loans are recorded as a component of Accumulated other comprehensive income (loss) included in the Consolidated Statements of Stockholders’ Equity. Transaction gains and losses related to all other intercompany loans are included in Foreign currency exchange gain (loss), net in the Consolidated Statements of Operations.

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

Restricted Cash

Restricted cash includes cash equivalents held to collateralize letters of credit and cash equivalents held as assets for a supplemental employment retention agreement for a former executive. In addition, Laureate may at times have restricted cash in escrow or otherwise have cash that is not available for use in current operations. As of December 31, 2020, Laureate’s United States institution, Walden University (Walden), participated in the United States Department of Education (DOE) Title IV student financing assistance lending programs (Title IV programs), and a letter of credit was required by the DOE in order to allow Walden to participate in the Title IV program. As of December 31, 2020, the restricted cash used to collateralize this letter of credit was held by a corporate entity. As discussed in Note 5, Dispositions, the Company completed the sale of Walden on August 12, 2021 and the DOE released the letter of credit during the fourth quarter of 2021.

Financial Instruments

Laureate’s financial instruments consist of cash and cash equivalents, restricted cash, accounts and notes receivable, other receivables, accounts payable, derivative instruments, debt, and operating and finance lease obligations. The fair value of these financial instruments approximates their carrying amounts reported in the Consolidated Balance Sheets with the exception of our prior-year debt, as discussed in Note 8, Debt. Additional information about fair value is provided in Note 18, Fair Value Measurement.

Our cash accounts are maintained with high-quality financial institutions with no significant concentration in any one institution. Our accounts receivable are not concentrated with any one significant customer.

Accounts and Notes Receivable

We recognize student receivables when an academic session begins, although students generally enroll in courses prior to the start of the academic session. Receivables are recognized only to the extent that it is probable that we will collect substantially all of the consideration to which we are entitled in exchange for the goods and services that will be transferred to the student. Occasionally, certain of our institutions have sold certain student receivables to local financial institutions without recourse. These transactions were deemed sales of receivables and the receivables were derecognized from our Consolidated Balance Sheets.

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

The reconciliations of the beginning and ending balances of the Allowance for doubtful accounts were as follows:

For the years ended December 31,	2021	2020	2019
Balance at beginning of period	$76,694	$60,465	$43,491
Additions: charges to bad debt expense	21,302	44,707	20,324
Deductions (a)	(35,770)	(28,478)	(3,350)
Balance at end of period	$62,226	$76,694	$60,465
(a) Deductions include accounts receivable written off against the allowance (net of recoveries) and foreign currency translation.

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

We conduct a significant portion of our operations at leased facilities, including many of Laureate’s higher education facilities and other office locations. Laureate analyzes each lease agreement to determine whether it should be classified as a finance lease or an operating lease. For operating leases, right-of-use (ROU) assets and lease liabilities are recognized at the commencement date of the lease based on the estimated present value of lease payments over the lease term. For finance leases, we initially record the assets and lease liabilities at the present value of the future minimum lease payments. As most of the Company’s leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The significant assumption used in estimating the present value of the lease payments is the incremental borrowing rate.

Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements, including structural improvements, are amortized using the straight-line method over the lesser of the estimated useful life of the asset or the lease term, including reasonably assured renewals or purchase options that are considered likely to be exercised. Laureate includes the amortization of assets recorded under finance leases within depreciation expense. Assets under finance leases are typically amortized over the related lease term using the straight-line method. We recognize operating lease rent expense on a straight-line basis over the lease term.

Depreciation and amortization periods are as follows:

Buildings	10-50 years
Furniture, equipment and software	2-10 years
Leasehold improvements	2-25 years

Direct and Deferred Costs

Direct costs reported on the Consolidated Statements of Operations represent the cost of operations, including selling and administrative expenses, which are directly attributable to specific business units.

Deferred costs on the Consolidated Balance Sheets consist primarily of direct costs associated with online course development, accreditation and costs to obtain a contract. Deferred costs associated with the development of online educational programs are capitalized after technological feasibility has been established. Deferred online course development costs are amortized to Direct costs on a straight-line basis over the estimated period that the associated products are expected to generate revenues. Deferred online course development costs are evaluated on a quarterly basis through review of the corresponding course catalog. If a course is no longer listed or offered in the current course catalog, then the costs associated with its development are written off. As of December 31, 2021 and 2020, the unamortized balances of online course development costs were $3,084 and $15,258, respectively. Laureate defers direct and incremental third-party costs incurred for obtaining initial accreditation and for the renewal of accreditations. These accreditation costs are amortized to Direct costs over the life of the accreditation on a straight-line basis. As of December 31, 2021 and 2020, the unamortized balances of accreditation costs were $219 and $241, respectively. As discussed in Note 3, Revenue, Laureate also defers certain commissions and bonuses earned by third-party agents and our employees that are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are amortized over the period of benefit which ranges from two to four years. As of December 31, 2021 and 2020, the unamortized balances of contract costs were $2,678 and $2,124, respectively.

At December 31, 2021 and 2020, Laureate’s total Deferred costs were $27,108 and $33,361, respectively, with accumulated amortization of $(21,127) and $(15,738), respectively.

Debt Issuance Costs

Debt issuance costs were paid as a result of certain debt transactions and are presented as a deduction from debt. These debt issuance costs are amortized over the term of the associated debt instruments. The amortization expense is recognized as a component of Interest expense in the Consolidated Statements of Operations. As of December 31, 2021 and 2020, the unamortized balances of deferred financing costs were $3,588 and $53,292, respectively.

Goodwill, Other Intangible Assets and Long-lived Assets

Goodwill

Goodwill primarily represents the amounts paid by Wengen Alberta, Limited Partnership (Wengen), the Company's controlling stockholder, in excess of the fair value of the net assets acquired in the August 2007 leveraged buyout transaction (LBO) (see Note 7, Goodwill and Other Intangible Assets), plus the excess purchase price over fair value of net assets for businesses acquired after the LBO transaction.

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

Other Intangible Assets

Other intangible assets on the Consolidated Balance Sheets include acquired indefinite-lived tradenames, which are valued using the relief-from-royalty method. This method estimates the amount of royalty expense that we would expect to incur if the assets were licensed from a third party. We use publicly available information in determining certain assumptions to assist us in estimating fair value using market participant assumptions. Any costs incurred to internally develop new tradenames are expensed as incurred. Accreditations are not considered a separate unit of account and their values are embedded in the cash flows generated by the institution, which are used to value its tradename. The Company does not believe accreditations have significant value on their own due to the fact that they are neither exclusive nor scarce, and the direct costs associated with obtaining accreditations are not material. Other intangible assets also included the Laureate tradename, which in 2020 was determined to no longer have an indefinite life and was fully amortized as of December 31, 2021.

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

Revenue Recognition

Our revenues primarily consist of tuition and educational service revenues. We also generate other revenues from student fees, dormitory/residency fees and other education-related activities. These other revenues are less material to our overall financial results and have a tendency to trend with tuition revenues. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. These revenues are recognized net of scholarships and other discounts, refunds and waivers. For further description, see Note 3, Revenue.

Advertising

Laureate expenses advertising costs as incurred. Advertising expenses were $53,629, $45,318 and $53,819 for the years ended December 31, 2021, 2020 and 2019, respectively, and are recorded in Direct costs in our Consolidated Statements of Operations.

Share-based Compensation

Share-based compensation expense is based on the grant-date fair value estimated in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.” Laureate recognizes share-based compensation expense, less estimated forfeitures, on a straight-line basis over the requisite service period for time-based awards and graded vesting basis for performance-based awards. Laureate estimates forfeitures based on historical activity, expected employee turnover, and other qualitative factors which are adjusted for changes in estimates and award vesting. All expenses for an award will be recognized by the time it becomes fully vested.

We use the Black-Scholes-Merton option pricing model to calculate the fair value of stock options. This option valuation model requires the use of subjective assumptions, including the estimated fair value of the underlying common stock, the expected stock price volatility, and the expected term of the option. Prior to the IPO, the estimated fair value of the underlying common stock was based on third-party valuations. After our IPO, the estimated fair value of the underlying common stock is based on the closing price of our common stock on the grant date. Because we have only been publicly traded since February 2017, our volatility estimates are based on an average of: (1) a peer group of companies and (2) Laureate's historical volatility. We estimate the expected term of awards to be the weighted average mid-point between the vesting date and the end of the contractual term. We use this method to estimate the expected term because we do not have sufficient historical exercise data.

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

We earn substantially all of our income from subsidiaries located in countries outside the United States. Deferred tax liabilities have not been recognized for undistributed historical foreign earnings because management believes that the historical retained earnings will be indefinitely reinvested outside the United States under the Company's planned tax-neutral methods. Our assertion that earnings from our foreign operations will be indefinitely reinvested is supported by projected working capital and long-term capital plans in each foreign subsidiary location in which the earnings are generated. Additionally, we believe that we have the ability to indefinitely reinvest foreign earnings based on our domestic operation's cash repatriation strategies, projected cash flows, projected working capital and liquidity, and the expected availability of capital within the debt or equity markets. If our expectations change based on future developments, such that some or all of the undistributed earnings of our foreign subsidiaries may be remitted to the United States in the foreseeable future, we will be required to recognize deferred tax expense and liabilities on any amounts that we are unable to repatriate in a tax-free manner.

For additional information regarding income taxes and deferred tax assets and liabilities, see Note 13, Income Taxes.

Contingencies

Laureate accrues for contingent obligations when it is probable that a liability has been incurred and the amount or range of amounts is reasonably estimable. As new facts become known to management, the assumptions related to a contingency are reviewed and adjustments are made, as necessary. Any legal costs incurred related to contingencies are expensed as incurred.

COVID-19

The outbreak of COVID-19 has caused domestic and global disruption in operations for institutions of higher education. The long-term effect to the Company of the COVID-19 pandemic depends on numerous factors, including, but not limited to, the effect on student enrollment, tuition pricing, and collections in future periods, which cannot be fully quantified at this time. As of December 31, 2021 and through the date of this Form 10-K, the Company evaluated its accounting estimates that require consideration of forecasted financial information, based on current information reasonably available to us. The forecast also includes certain estimates and assumptions around macroeconomic conditions and the timing of campuses reopening. While this evaluation did not result in a material effect to the Company’s Consolidated Financial Statements as of and for the years ended December 31, 2021 and 2020, future evaluations could result in a material effect, including potential impairments, depending on the eventual impact to the Company of the COVID-19 pandemic and its effect on student enrollment, tuition pricing, and collections in future periods.

Recently Adopted Accounting Standards

Accounting Standards Update (ASU) No. 2019-12 (ASU 2019-12), Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, which removes certain exceptions for performing intraperiod tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. The Company adopted ASU 2019-12 in the first quarter of 2021, and the adoption had no material impact to our Consolidated Financial Statements.

Note 3. Revenue

Revenue Recognition

Our revenues primarily consist of tuition and educational service revenues. We also generate other revenues from student fees, dormitory/residency fees and other education-related activities. These other revenues are less material to our overall financial results and have a tendency to trend with tuition revenues. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. These revenues are recognized net of scholarships and other discounts, refunds and waivers. Laureate's institutions have various billing and academic cycles.

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

The following table shows the components of Revenues by reportable segment and as a percentage of total net revenue for the years ended December 31, 2021, 2020 and 2019:

	Mexico	Peru	Corporate(1)	Total
2021
Tuition and educational services	$679,430	$526,987	$—	$1,206,417	111%
Other	92,719	48,363	9,216	150,298	14%
Gross revenue	772,149	575,350	9,216	1,356,715	125%
Less: Discounts / waivers / scholarships	(231,720)	(38,294)	—	(270,014)	(25)%
Total	$540,429	$537,056	$9,216	$1,086,701	100%
2020
Tuition and educational services	$634,956	$482,977	$—	$1,117,933	109%
Other	81,764	41,869	7,432	131,065	13%
Gross revenue	716,720	524,846	7,432	1,248,998	122%
Less: Discounts / waivers / scholarships	(182,113)	(41,968)	—	(224,081)	(22)%
Total	$534,607	$482,878	$7,432	$1,024,917	100%
2019
Tuition and educational services	$715,817	$526,112	$—	$1,241,929	102%
Other	101,224	54,020	12,473	167,717	14%
Gross revenue	817,041	580,132	12,473	1,409,646	116%
Less: Discounts / waivers / scholarships	(164,195)	(33,381)	—	(197,576)	(16)%
Total	$652,846	$546,751	$12,473	$1,212,070	100%
(1) Includes the elimination of inter-segment revenues.

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

Our performance obligations are primarily satisfied over time during the course of an academic semester or academic year. Laureate's transaction price is determined based on gross price, net of scholarships and other discounts, refunds and waivers. The majority of our revenue is derived from tuition and educational services agreements with students, and thus, is recognized over time on a weekly straight-line basis over each academic session. We view the knowledge gained by the student as the benefit which the student receives during the academic sessions. We use the output method to recognize tuition and educational services revenue as this method faithfully depicts our performance toward complete satisfaction of the performance obligation. Dormitory/residency revenues, which are included in the Other line item in the table above, are recognized over time throughout the occupancy period using the output method based on the proportional period of time elapsed which faithfully depicts our performance toward complete satisfaction of the performance obligation.

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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $117,987 and $138,738 as of December 31, 2021 and 2020, respectively. All contract asset amounts are classified as current. Contract liabilities in the amount of $43,959 and $47,180 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively. Substantially all of the contract liability balance at the beginning of the year was recognized into revenue during the year ended December 31, 2021.

Costs to Obtain a Contract

Certain commissions and bonuses earned by third-party agents and our employees are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over the period of benefit which ranges from two to four years. We determined the expected period of benefit, by university, as the expected student enrollment period. As of December 31, 2021 and 2020, the asset balances were approximately $5,800 and $4,000, respectively, and the accumulated amortization balances were approximately $3,100 and $1,900, respectively, both of which are included in Deferred costs, net, in the accompanying Consolidated Balance Sheets. The associated operating costs of approximately $1,400 and $1,100, respectively, were recorded in Direct costs in the accompanying Consolidated Statement of Operations for the years ended December 31, 2021 and 2020. We also pay certain commissions and bonuses where the period of benefit is one year or less.

Practical Expedients

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

Note 4. Discontinued Operations and Assets Held for Sale

As discussed in Note 1, Description of Business, the Company's remaining principal markets are Mexico and Peru (the Continuing Operations). All remaining markets have been divested (the Discontinued Operations). As described in Note 5, Dispositions, a number of sale transactions closed during the three years ended December 31, 2021.

Summarized operating results and cash flows of the Discontinued Operations are presented in the following table:

For the years ended December 31,	2021	2020	2019
Revenues	$542,979	$1,674,602	$2,539,995
Depreciation and amortization expense	—	(60,378)	(111,376)
Share-based compensation expense	(1,277)	(3,050)	(2,669)
Other direct costs	(433,127)	(1,313,258)	(2,026,187)
Loss on impairment of assets	(1,268)	(438,258)	(691)
Other non-operating expense	(22,288)	(68,553)	(70,719)
Gain on sale of discontinued operations before taxes, net	636,172	25,048	793,475
Pretax income (loss) of discontinued operations	721,191	(183,847)	1,121,828
Income tax expense	(234,326)	(114,257)	(33,681)
Income (loss) from discontinued operations, net of tax	$486,865	$(298,104)	$1,088,147

Operating cash flows of discontinued operations	$39,544	$288,271	$315,406
Investing cash flows of discontinued operations	$(11,161)	$(48,428)	$(99,725)
Financing cash flows of discontinued operations	$(18,054)	$(969)	$(103,583)

2021 Loss Recognized on Held-For-Sale Disposal Group

Brazil

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

2020 Impairments and Losses Recognized on Held-For-Sale Disposal Groups

Chile

As described in Note 1, Description of Business, in January 2020, Laureate's Board of Directors authorized the Company to explore strategic alternatives for each of its businesses to unlock shareholder value. As part of that process, the Company evaluated all potential options for its remaining businesses, including sales, spin-offs or business combinations. During the second quarter of 2020, the Company received and considered information regarding the market valuation for control of its Chilean operations, which was both a reporting unit and an asset group. In a divestiture scenario, this market feedback revealed the range of values that could be expected to be offered by potential investors, and this range of values was lower than carrying value. The reasons for this included uncertainties that market participants had around operating higher education institutions in Chile related to the challenging political and regulatory environment and the possibility that a new Chilean constitution could become effective. These uncertainties particularly affected the views of market participants (as well as the views of the Company) about operating a not-for-profit education institution in Chile.

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

Honduras

During the second quarter of 2020, the Company recorded a loss of approximately $10,000 related to the Honduras disposal group, which was classified as a Discontinued Operation, in order to write down the carrying value of those assets to their estimated fair value at that time, in accordance with ASC 360-10. During the third quarter of 2020, the Company recorded an additional loss of approximately $10,000 related to the Honduras disposal group, in order to adjust the carrying value of those assets to their estimated fair value based on the sale agreement for the institution that was signed in October 2020.

Brazil

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

2019 Losses Recognized on Held-For-Sale Disposal Groups

During 2019, the Company recognized total losses of approximately $43,000 related to the write-down of held-for-sale disposal groups. Of this amount, approximately $25,000 relates to the Costa Rica disposal group and was recorded during the third quarter of 2019, in order to write down the carrying value of those assets to their estimated fair value, per ASC 360-10. As discussed in Note 5, Dispositions, the Costa Rica institutions were sold on January 10, 2020. The remaining loss relates to a write down of the carrying value of our Honduras disposal group that was recorded during the fourth quarter of 2019, in order to reduce the carrying value of those assets to their estimated fair value at that time.

The assets and liabilities of the Discontinued Operations, which are subject to finalization, have been classified as held for sale as of December 31, 2021 and 2020, in accordance with ASC 205. The assets and liabilities are recorded at the lower of their carrying values or their estimated 'fair values less costs to sell.' The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are presented in the following table:

	December 31, 2021	December 31, 2020
Assets of Discontinued Operations
Cash and cash equivalents	$—	$270,164
Receivables, net	—	113,386
Property and equipment, net	—	259,471
Goodwill and tradenames	—	1,202,496
Operating lease assets	6,164	136,806
Other assets	—	183,742
Valuation allowance on held-for-sale disposal groups	—	(248,630)
Total assets held for sale	$6,164	$1,917,435

Liabilities of Discontinued Operations
Deferred revenue and student deposits	$—	$87,793
Operating leases, including current portion	10,849	151,413
Long-term debt, seller notes and finance leases, including current portion	—	171,451
Other liabilities	—	291,599
Total liabilities held for sale	$10,849	$702,256

Note 5. Dispositions

2021 Dispositions

Honduras Divestiture

On March 8, 2021, the Company completed the divestiture of its operations in Honduras to Fundación Nasser, a not-for-profit foundation in Honduras. In connection with the transaction, the Company transferred control of Fundaempresa, which manages Universidad Tecnológica Centroamericana (UNITEC), including Centro Universitario Tecnológico (CEUTEC). The proceeds received, net of cash sold, closing costs and a working capital adjustment that was completed during the second quarter of 2021, were approximately $24,000. Under the transaction terms, additional consideration of $2,000 was paid into an escrow account at closing and, assuming certain conditions are met, will be released to the Company based on the following schedule: 50% after 18 months, 25% after 24 months and 25% after 36 months. The Company recognized a pre-tax loss of approximately $1,700, which is included in Income (loss) from discontinued operations, net of tax in the Consolidated Statement of Operations for the year ended December 31, 2021.

Receipt of Remaining Escrow Receivable from Sale of China Operations

On January 25, 2018, the Company completed the sale of LEI Lie Ying Limited in China. At the closing of the sale on January 25, 2018, a portion of the total transaction value was paid into an escrow account, to be distributed to the Company pursuant to the terms and conditions of the escrow agreement. In June 2020, the Company received approximately one-half of the escrow account, and the remainder was due in January 2021. In April 2021, the Company received 168,284 Hong Kong Dollars (approximately $21,650 at the date of receipt), which represented payment in full for the remainder of the escrow account. Accordingly, the Company recognized a gain of approximately $13,600, which is included in Income (loss) from discontinued operations, net of tax, in the Consolidated Statement of Operations for the year ended December 31, 2021.

Brazil Divestiture

On May 28, 2021, the Company completed the sale of its operations in Brazil to Ânima Holding S.A. (Anima). The proceeds received, net of cash sold, transaction fees and settlement of foreign currency swaps, were approximately $625,000. The Company used a portion of the proceeds to repay the remaining balance outstanding under its Senior Notes due 2025. Additionally, the buyer assumed indebtedness, gross of cash sold, of approximately $121,000. The Company recognized a pre-tax gain on the sale of approximately $33,000, which included: i) the derecognition of the carrying value of the disposal group; ii) working capital and purchase price adjustments that were completed during the third and fourth quarters of 2021; and iii) contingent consideration of approximately $6,500 that was recognized during the fourth quarter of 2021, in accordance with the terms of the sale agreement. This gain is included in Income (loss) from discontinued operations, net of tax in the Consolidated Statement of Operations for the year ended December 31, 2021.

Walden Divestiture

On August 12, 2021, the Company closed the transaction pursuant to the Membership Interest Purchase Agreement (the Walden Purchase Agreement), dated September 11, 2020, with Adtalem Global Education Inc., a Delaware corporation (the Walden Purchaser). Pursuant to the Walden Purchase Agreement, the Company sold to the Walden Purchaser all of the issued and outstanding equity interest in Walden e-Learning, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (Walden), and its subsidiary, Walden University, LLC, a Florida limited liability company and an indirect wholly owned subsidiary of the Company (together with Walden, the Walden Group).

The cash proceeds received, net of cash sold, transaction fees, and certain closing adjustments, were approximately $1,403,500. Also, at the closing date of August 12, 2021, the Walden Purchaser paid an additional $74,000 of the sale transaction value into an escrow account, which will be released in full or in part to the Company one year following the closing of the transaction pursuant to the terms and conditions of the escrow agreement. In addition, approximately $83,600 of restricted cash that related to collateralized regulatory obligations was released during the fourth quarter of 2021. The Company recognized a pre-tax gain on the sale of approximately $619,400, as well as estimated tax expense of approximately $278,000. The gain included the derecognition of the carrying value of Walden as well as a working capital settlement that was completed during the fourth quarter of 2021 and is included in Income (loss) from discontinued operations, net of tax in the Consolidated Statement of Operations for the year ended December 31, 2021.

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

Pursuant to the Agreement, the Costa Rica Buyer purchased from Laureate International (i) all of the equity units of Education Holding Costa Rica, S.R.L., which owned, directly or indirectly, all of the equity units of Lusitania S.R.L., Universidad ULatina, S.R.L. (ULatina) and Universidad Americana UAM, S.R.L. (collectively, Laureate Costa Rica) and (ii) a note due from ULatina to Laureate International. Consideration for the transaction consisted of $15,000 paid at closing and up to $7,000 to be paid within the next two years if Laureate Costa Rica met certain performance metrics. The relevant performance metrics were not met, and accordingly the Company did not receive any additional proceeds. The proceeds received, net of cash sold, transaction fees and a working capital adjustment that was completed during the second quarter of 2020, were approximately $1,800. Additionally, Laureate Costa Rica retained obligations to pay approximately $30,000 in finance lease indebtedness for which the Costa Rica Buyer has no recourse to Laureate International. During the third quarter of 2019, the Company recorded a loss of approximately $25,000 on the held-for-sale Costa Rica disposal group, in order to write down the carrying value of those assets to their estimated fair value, per ASC 360-10. Upon completion of the sale in January 2020 and after including the working capital adjustment, the Company recognized additional pre-tax loss of approximately $18,600, which related to subsequent changes in net carrying values. Accordingly, the total loss on the sale of Costa Rica was approximately $43,600 and is included in loss from discontinued operations on the Consolidated Statement of Operations for the year ended December 31, 2020.

The Costa Rica Buyer was controlled by certain affiliates of Sterling Capital Partners II, L.P. (Sterling II). Previously, Sterling II had the right to designate a director to the Laureate Board of Directors pursuant to a securityholders agreement, and Steven Taslitz served as the Sterling-designated director. Mr. Taslitz did not participate in the Laureate Board of Directors’ consideration of the transaction, which was approved by Laureate's Audit Committee as a related party transaction.

Sale of NewSchool of Architecture and Design, LLC (NSAD)

On March 6, 2020, the Company completed the sale of NSAD. Under the terms of the membership interests purchase agreement, Exeter Street Holdings, LLC, an indirect wholly owned subsidiary of the Company, sold 100% of the outstanding membership interests of NSAD to Ambow NSAD, Inc. and Ambow Education Holding, Ltd. (the NSAD Buyers) for a purchase price of one dollar, subject to certain adjustments. NSAD is a higher education institution located in California that offers undergraduate and graduate degrees and non-degree certificates in design and construction management. Under the terms of the agreement, the Company agreed to pay subsidies to the NSAD Buyers totaling approximately $7,300, of which all but $2,800 was settled at the closing date. The remaining subsidy of $2,800 was being paid to the NSAD Buyers ratably on a quarterly basis over the next four years. During the fourth quarter of 2021, the Company and the NSAD Buyers reached an agreement to offset the subsidy amount that remained at that time with amounts that the NSAD Buyers owed to the Company, resulting in a net payment to the NSAD Buyers of approximately $625. During the year ended December 31, 2020, the Company recognized a pre-tax loss on the sale of approximately $5,900, which is included in loss from discontinued operations on the Consolidated Statement of Operations.

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

Pursuant to the Chile Agreement, as of September 11, 2020, Laureate completed the divestiture of its operations in Chile through the transfer of control of its not-for-profit institutions, Universidad Andrés Bello, Universidad de Las Américas and Universidad Viña del Mar, to the Chile Buyer, and the sale of its for-profit operations, which includes the sale of Instituto Profesional AIEP to Universidad Andrés Bello. The not-for-profit institutions were consolidated by Laureate under the variable interest entity model. The cash proceeds received at closing, prior to transaction fees, were approximately $195,300. In addition, the purchase price included a note receivable of $21,500 that was payable one year from the date of divestiture and was subsequently collected by the Company in September 2021, as noted above. At the closing date, the Chilean operations had a cash balance (cash sold) of approximately $288,000 that was transferred to the Chile Buyer as part of the transaction.

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

The sale of Inti Holdings was completed on September 29, 2020. The total purchase price, including the payment to the current minority owner, was $140,000. The closing of the transaction was subject to customary closing conditions, including approval by regulators in Malaysia. At the time of the signing of the Malaysia Sale Agreement in February 2020, the Malaysia Purchaser paid to the Malaysia Seller a cash deposit of $5,000, which the Company initially recorded as a liability pending the closing of the sale, and which was recognized as part of the gain on sale upon the closing of the transaction in September 2020. The cash proceeds received, prior to transaction fees and net of approximately $19,500 of cash sold, were approximately $116,300 and are included in Receipts from sales of discontinued operations, net of cash sold, property and equipment within investing activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2020. In addition, the Malaysia Purchaser withheld $4,200 for taxes that the Company collected in February 2021. The payment to the minority owner for their 10.10% interest in Inti Holdings, which totaled approximately $13,700, was made in early October 2020. An additional $420, which represented the minority owner’s share of the taxes that were withheld as noted above, was paid to the minority owner following receipt by the Company. The Company recognized a pre-tax gain on sale of approximately $47,900, which is included in income (loss) from discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2020.

Divestiture of Turkey Operations: Receipt of Portion of Deferred Consideration

In August 2019, the Company completed the divestiture of its operations in Turkey. The total consideration included a deferred payment of $15,000 in the form of an instrument that was payable one year after closing. At the time of the divestiture, the Company determined that this deferred amount would be recognized if collected. Subsequently, the Company received a total of $11,436 in settlement of the deferred consideration and settlement of all future claims.

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

Pursuant to the ANZ Purchase Agreement, the ANZ Seller agreed to sell to the ANZ Purchaser all of the issued and outstanding shares in the capital of (i) LEI Higher Education Holdings Pty Ltd, an Australian private company and the direct owner of Torrens University Australia, (ii) LEI Australia Holdings Pty Ltd, an Australian private company and the indirect owner of Think Education, (iii) LESA Education Services Holdings Pty Ltd, an Australian private company, and (iv) LEI New Zealand, a New Zealand company and the indirect owner of Media Design School (collectively, the ANZ Target Companies). The ANZ Purchaser’s Guarantor will guarantee the obligations of the ANZ Purchaser.

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

Campus Guadalajara Norte Sale

In November 2020, an agreement was signed between Universidad del Valle de Mexico, SC (UVM) and Grupo Dalton for the sale of the land and buildings of Campus Guadalajara Norte, after a decision was made to relocate all students from the Campus Guadalajara Norte to the nearby Campus Zapopan in Jalisco, Mexico. The total purchase price was approximately $13,900, prior to transaction fees. In 2020, the Company received approximately $7,000 of the total purchase price, and the remaining balance was collected in November 2021. The Company recognized a pre-tax operating gain on the sale of this property and equipment of approximately $5,800, which is included in Direct costs in the Consolidated Statements of Operations for the year ended December 31, 2020.

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

Sale of Universidad Interamericana de Panamá (UIP)

In October 2019, the Company closed on the previously announced sale of UIP, in addition to real estate which serves as the campus of UIP, to Universal Knowledge Systems, Inc. and Global Education Services, Inc. (the UIP Buyers). Pursuant to the sale and purchase agreement (the UIP Agreement), the UIP Buyers purchased from the Universidad U Latina, SRL and Education Holding Costa Rica EHCR, SRL (the UIP Sellers) 100% of the ownership interests of UIP, a higher education institution in Panama. Excelencia y Superacion S.A. (EXSUSA), an affiliate of the UIP Buyers, was also party to the UIP Agreement as a guarantor of the UIP Sellers’ obligations under the UIP Agreement. In addition, Desarrollos Urbanos Educativos S. de R.L. (DUE), an indirect wholly owned subsidiary of the Company, entered into and closed a real estate purchase agreement (the DUE Real Estate Purchase Agreement) with EXSUSA, pursuant to which EXSUSA or its designees purchased the campus real estate. The total enterprise value under the UIP Agreement and the DUE Real Estate Purchase Agreement was approximately $86,750, and the net proceeds received were approximately $82,000. The Company recognized a net gain for this transaction of approximately $21,000, including a tax benefit of approximately $1,500, which is included in income (loss) from discontinued operations on the Consolidated Statement of Operations for the year ended December 31, 2019.

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

Our segments generate revenues by providing an education that emphasizes profession-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. In response to the COVID-19 pandemic, we transitioned the educational delivery method at all of our institutions to be online, leveraging our existing technologies and learning platforms to serve students outside of the traditional classroom setting. Our institutions are focused on planning for a safe return to campus when appropriate to do so. We expect our educational offerings will utilize hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. The Mexico and Peru markets are characterized by what we believe is a significant imbalance between supply and demand. The demand for higher education is large and growing and is fueled by several demographic and economic factors, including a growing middle class, global growth in services and technology-related industries and recognition of the significant personal and economic benefits gained by graduates of higher education institutions. The target demographics are primarily 18- to 24-year-olds in the countries in which we compete. We compete with other private higher education institutions on the basis of price, educational quality, reputation and location. We believe that we compare favorably with competitors because of our focus on quality, professional-oriented curriculum and the competitive advantages provided by our network. There are a number of private and public institutions in both of the countries in which we operate, and it is difficult to predict how the markets will evolve and how many competitors there will be in the future. We expect competition to increase as the Mexican and Peruvian markets mature. Essentially all of our revenues were generated from private pay sources as there are no material government-sponsored loan programs in Mexico or Peru. Specifics related to both of our reportable segments are discussed below.

In Mexico, the private sector plays a meaningful role in higher education, bridging supply and demand imbalances created by a lack of capacity at public universities. Laureate owns two institutions and is present throughout the country with a footprint of over 35 campuses. Each institution in Mexico has a national license. Students in our Mexican institutions typically finance their own education.

In Peru, private universities are increasingly providing the capacity to meet growing demand in the higher-education market. Laureate owns three institutions in Peru.

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

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Loss from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations, for the years ended December 31, 2021, 2020 and 2019:

	Mexico	Peru	Corporate	Total
2021
Revenues	$540,429	$537,056	$9,216	$1,086,701
Depreciation and amortization expense	29,461	24,196	47,574	101,231
Loss on impairment of assets	9,319	—	63,169	72,488
Total assets	1,251,791	598,862	360,657	2,211,310
Expenditures for long-lived assets	23,121	19,029	2,895	45,045
2020
Revenues	$534,607	$482,878	$7,432	$1,024,917
Depreciation and amortization expense	29,032	26,962	27,139	83,133
Loss on impairment of assets	989	—	350,982	351,971
Total assets	1,278,198	623,294	3,069,402	4,970,894
Expenditures for long-lived assets	13,377	18,505	8,376	40,258
2019
Revenues	$652,846	$546,751	$12,473	$1,212,070
Depreciation and amortization expense	31,132	27,703	23,145	81,980
Loss on impairment of assets	—	—	248	248
Expenditures for long-lived assets	30,239	23,837	18,825	72,901
In order to reconcile to total consolidated assets as of December 31, 2021 and 2020 in the table above, assets held for sale related to Discontinued Operations of $6,164 and $1,917,435, respectively, are included in the Corporate amounts.

For the years ended December 31,	2021	2020	2019
Adjusted EBITDA of reportable segments:
Mexico	$95,812	$112,917	$147,807
Peru	245,677	189,488	197,828
Total Adjusted EBITDA of reportable segments	341,489	302,405	345,635
Reconciling items:
Corporate	(88,102)	(96,708)	(142,014)
Depreciation and amortization expense	(101,231)	(83,133)	(81,980)
Loss on impairment of assets	(72,488)	(351,971)	(248)
Share-based compensation expense	(8,895)	(10,248)	(10,325)
EiP expenses	(75,420)	(89,647)	(75,048)
Operating (loss) income	(4,647)	(329,302)	36,020
Interest income	4,378	2,169	3,294
Interest expense	(46,275)	(100,894)	(125,042)
Loss on debt extinguishment	(77,940)	(610)	(22,601)
(Loss) gain on derivatives	(24,517)	(25,980)	8,300
Other (expense) income, net	(1,695)	(2,420)	8,922
Foreign currency exchange gain (loss), net	13,791	13,474	(8,125)
Loss on disposals of subsidiaries, net	(602)	(7,276)	(20,429)
Loss from continuing operations before income taxes and equity in net income of affiliates	$(137,507)	$(450,839)	$(119,661)

Geographic Information

No individual customer accounted for more than 10% of Laureate’s consolidated revenues. Revenues from customers by geographic area, primarily generated by students enrolled at institutions in those areas, were as follows:

For the years ended December 31,	2021	2020	2019
External Revenues(1)
Mexico	$539,549	$532,530	$650,593
Peru	537,056	482,819	545,291
United States	10,096	9,509	15,189
Other foreign countries	—	59	997
Consolidated total	$1,086,701	$1,024,917	$1,212,070
(1) Excludes intercompany revenues and therefore does not agree to the table above

Long-lived assets are composed of Property and equipment, net. Laureate’s long-lived assets of Continuing Operations by geographic area were as follows:

December 31,	2021	2020
Long-lived assets
Mexico	$206,745	$229,613
Peru	281,057	323,020
United States	11,715	25,851
Consolidated total	$499,517	$578,484

Note 7. Goodwill and Other Intangible Assets

The change in the net carrying amount of Goodwill from December 31, 2019 through December 31, 2021 was composed of the following items:

	Mexico	Peru	Total
Balance at December 31, 2019	$525,256	$81,227	$606,483
Currency translation adjustments	(25,006)	(6,645)	(31,651)
Balance at December 31, 2020	$500,250	$74,582	$574,832
Currency translation adjustments	(21,027)	(7,010)	(28,037)
Balance at December 31, 2021	$479,223	$67,572	$546,795

Tradenames and Other Intangible Assets

Amortization expense for intangible assets includes only the finite-lived tradename, as all other intangible assets subject to amortization were fully amortized as of December 31, 2021 and 2020. Amortization expense was $23,069, $7,583 and $0 for the years ended December 31, 2021, 2020 and 2019, respectively. The finite-lived tradename was fully amortized as of December 31, 2021. As such, the estimated future amortization expense for the finite-lived tradename for the years ending December 31, 2022 and beyond is $0.

The following table summarizes our identifiable intangible assets as of December 31, 2021:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Yrs)
Tradenames
Finite-lived tradename	$30,652	$(30,652)	$—	—
Indefinite-lived tradenames	142,848	—	142,848	—
Total tradenames	173,500	(30,652)	142,848

Other intangible assets
Student rosters	19,231	(19,231)	—	—
Other	1,616	(1,616)	—	—
Total	$194,347	$(51,499)	$142,848
The following table summarizes our identifiable intangible assets as of December 31, 2020:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Yrs)
Tradenames
Finite-lived tradename	$82,088	$(7,583)	$74,505	4.8
Indefinite-lived tradenames	151,068	—	151,068	—
Total tradenames	233,156	(7,583)	225,573

Other intangible assets
Student rosters	20,239	(20,239)	—	—
Other	1,699	(1,699)	—	—
Total	$255,094	$(29,521)	$225,573

Impairment Tests

The following table summarizes the Loss on impairment of assets:

For the years ended December 31,	2021	2020	2019
Impairments of Tradenames	$51,437	$320,000	$—
Impairments of Goodwill	—	—	—
Impairments of long-lived assets and deferred costs	21,051	31,971	248
Total	$72,488	$351,971	$248

We perform annual impairment tests of our non-amortizable intangible assets, which consist of goodwill and indefinite-lived tradenames, in the fourth quarter of each year. The impairment charges discussed below were recorded to reduce the assets' carrying values to fair value.
For the purposes of our annual impairment testing of the Company's goodwill, fair value measurements are determined primarily using the income approach, based largely on inputs that are not observable to active markets, which would be deemed “Level 3” fair value measurements as defined in Note 18, Fair Value Measurement. These inputs include our expectations about future revenue growth and profitability, marginal income tax rates by jurisdiction, and the discount rate. Where a market approach is used, the inputs also include publicly available data about our competitors' financial ratios and transactions.
For purposes of our annual impairment testing of the Company’s indefinite-lived tradenames, fair value measurements were determined using the income approach, based largely on inputs that are not observable to active markets, which would be deemed “Level 3” fair value measurements as defined in Note 18, Fair Value Measurement. These inputs include our expectations about future revenue growth, marginal income tax rates by jurisdiction, the discount rate and the estimated royalty rate. We use publicly available information and proprietary third-party arm’s length agreements that Laureate has entered into with various licensors in determining certain assumptions to assist us in estimating fair value using market participant assumptions.

2021 Loss on Impairment of Assets

Impairment of Finite-Lived Tradename (Laureate Tradename)

During the first quarter of 2021, the Company recognized an impairment charge of approximately $51,400 on the Laureate tradename, a finite-lived intangible asset. In March 2021, the Company decided that, during 2021, it would wind down certain support functions related to the Laureate network and would no longer invest in and support the Laureate tradename beyond 2021. As a result, the Company tested the asset for impairment and estimated the fair value of the tradename asset using the relief-from-royalty method, based on the projected revenues for each business over the estimated remaining useful life of the asset.

As a result of the impairment test, the Company concluded that the estimated fair value of the Laureate tradename was less than its carrying value by approximately $51,400 and recorded an impairment charge for that amount. The significant assumptions used in estimating the fair value included: (1) the revenue growth rates and (2) the estimated royalty rates. The inputs used were not observable to active markets and are therefore deemed “Level 3” inputs in the fair value hierarchy. The decrease in the fair value of the tradename was attributable to the shortened duration of the estimated future revenues. The remaining carrying value of the tradename asset was fully amortized as of December 31, 2021.

2020 Loss on Impairment of Assets

Impairment of Finite-Lived Tradename (Laureate Tradename)

During the third quarter of 2020, the Company recognized an impairment charge of $320,000 on the Laureate tradename, an intangible asset. As described in Note 1, Description of Business, the Company had previously announced that it would explore strategic alternatives for each of its businesses, and, during the third quarter of 2020, the Company announced that it had completed a sale of its operations in Chile and that it had signed agreements to sell its operations in Brazil, Australia and New Zealand, as well as Walden University. Because of these events, the Company determined that the useful life of the Laureate tradename asset was no longer indefinite, and, in accordance with ASC 350-30-35-17, the Company tested the asset for impairment. The Company estimated the fair value of the tradename asset using the relief-from-royalty method, based on the projected revenues for each business over the estimated period that each business would remain part of the Laureate network.

As a result of the impairment test, the Company concluded that the estimated fair value of the Laureate tradename was less than its carrying value by approximately $320,000 and recorded an impairment charge for that amount. The significant assumptions used in estimating the fair value included: (1) the estimates of revenue projections, including the period of those projections; (2) the discount rates; and (3) the estimated royalty rate. The inputs used were not observable to active markets and are therefore deemed “Level 3” inputs in the fair value hierarchy. The decrease in the fair value of the tradename was primarily caused by the shortened duration of the estimated future revenues. As of December 31, 2020, the finite-lived Laureate tradename had a net carrying amount of $74,505 and was being amortized over five years.

Impairment of Brazil E2G Software Assets

As part of a transformation initiative for the enrollment to graduation cycle (E2G) that started several years ago, the Company began developing a solution to standardize the information systems and processes in Brazil. During development, those costs that qualified for capitalization as internal-use software were classified within Construction in-progress on our Consolidated Balance Sheets. In addition, a portion of the Brazil E2G project costs were deemed to be implementation costs of a hosting arrangement and were capitalized within Other assets on our Consolidated Balance Sheets. These capitalized costs were recorded on our Brazil and Corporate segments, as most of the Brazil E2G expenditures were made by Corporate. During the second quarter of 2020, the Company determined that it was no longer probable that the Brazil E2G project would be completed and placed into service, and that the likelihood that a potential buyer of the Brazil business would utilize this system was low due to its cost and associated complexities. As stated in ASC 350-40-35-3, there is a presumption that uncompleted software has a fair value of $0. Accordingly, during the second quarter of 2020, the Company recorded an impairment charge to fully write off the Brazil E2G project assets. Approximately $23,800 of the impairment charge was related to assets recorded on the Corporate segment and was therefore included in Continuing Operations. The remaining portion of the impairment charge, approximately $3,300, related to assets recorded on the Brazil segment and was therefore included in Discontinued Operations.

Note 8. Debt

Outstanding long-term debt was as follows:

	December 31, 2021	December 31, 2020
Senior long-term debt:
Senior Secured Credit Facility (stated maturity date October 2024)	$—	$—
Senior Notes (stated maturity date May 2025)	—	798,725
Total senior long-term debt	—	798,725
Other debt:
Lines of credit	10,131	59,014
Notes payable and other debt	102,003	138,630
Total senior and other debt	112,134	996,369
Finance lease obligations and sale-leaseback financings	45,124	52,639
Total long-term debt and finance leases	157,258	1,049,008
Less: total unamortized deferred financing costs	3,588	53,292
Less: current portion of long-term debt and finance leases	49,082	95,818
Long-term debt and finance leases, less current portion	$104,588	$899,898

As of December 31, 2021, aggregate annual maturities of the senior and other debt, excluding finance lease obligations and sale-leaseback financings, were as follows:

Years Ended December 31,	Senior and Other Debt
2022	$43,826
2023	34,392
2024	29,485
2025	4,431
2026	—
Thereafter	—
Total senior and other debt	$112,134

Senior Secured Credit Facility

Revolving Credit Facility

On October 7, 2019, the Company entered into an amendment of its credit agreement (the Third A&R Credit Agreement). Under the Third A&R Credit Agreement, the Company maintains a revolving credit facility (the Senior Secured Credit Facility) that has a borrowing capacity of $410,000 and has a maturity date of October 7, 2024.

The Senior Secured Credit Facility bears interest at a per annum interest rate, at the option of the Company, at either the LIBO rate or the ABR rate, as defined in the agreement, plus an applicable margin of 2.50% per annum, 2.25% per annum, 2.00% per annum or 1.75% per annum for LIBOR loans, and 1.50% per annum, 1.25% per annum, 1.00% per annum or 0.75% per annum for ABR loans, in each case, based on the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the agreement.

The Senior Secured Credit Facility provides for letter of credit commitments in the aggregate amount of $50,000. The Third A&R Credit Agreement also provides, subject to the satisfaction of certain conditions, for incremental revolving and term loan facilities, at the request of the Company, not to exceed (i) the greater of (a) $565,000 and (b) 100% of the consolidated EBITDA of the Company, plus (ii) additional amounts so long as both immediately before and after giving effect to such incremental facilities the Company’s Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, on a pro forma basis, does not exceed 2.75x, plus, (iii) the aggregate amounts of any voluntary repayments of term loans, if any, and aggregate amount of voluntary repayments of revolving credit facilities that are accompanied by a corresponding termination or reduction of revolving credit commitments.

As of December 31, 2021 and December 31, 2020 the Revolving Credit Facility had a total outstanding balance of $0.

Guarantors of the Senior Secured Credit Facility

Laureate Education, Inc. is the borrower under our Senior Secured Credit Facility. All of Laureate’s required United States legal entities, excluding certain subsidiaries that the Company considers dormant based on the lack of activity, are guarantors of the Senior Secured Credit Facility, and all of the guarantors’ assets, both real and intangible, are pledged as collateral. Additionally, not more than 65% of the shares held directly by Laureate Education, Inc. or any guarantors in non-domestic subsidiaries are pledged as collateral.

Senior Notes

On April 26, 2017, we completed an offering of $800,000 aggregate principal amount of 8.250% Senior Notes due 2025 (the Senior Notes due 2025).The Senior Notes due 2025 were issued at par and would have matured on May 1, 2025. Interest on the Senior Notes due 2025 was payable semi-annually on May 1 and November 1. We could redeem the Senior Notes due 2025, in whole or in part, at any time on or after May 1, 2020, at redemption prices starting at 106.188% of the principal amount thereof and decreasing from there each year thereafter until May 1, 2023, plus accrued and unpaid interest.

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

As of December 31, 2020, our Senior Notes due 2025 had an outstanding balance of $798,725. The Senior Notes due 2025 were fully redeemed in 2021, as described below.

On May 4, 2021, the Company redeemed $500,000 aggregate principal amount of its Senior Notes due 2025 at a redemption price of 104.125% of the principal amount thereof plus accrued and unpaid interest thereon to, but excluding the redemption date. The Company used a portion of the proceeds from the sale of its operations in Australia and New Zealand, which was completed on November 3, 2020, to fund the redemption. Additionally, on May 28, 2021, the Company completed the sale of its operations in Brazil and used a portion of the proceeds to redeem the remaining outstanding balance of the Senior Notes due 2025 of $298,725 at a redemption price of 104.125% of the principal amount thereof plus accrued and unpaid interest thereon to, but excluding the redemption date of, June 3, 2021.

Estimated Fair Value of Debt

As of December 31, 2021, the estimated fair value of our debt approximated its carrying value.

As of December 31, 2020, the estimated fair value of our Senior Notes due 2025 was determined using observable market prices, as they were traded in a brokered market. The fair value of the remaining debt instruments was approximated at the carrying value based on their terms. As of December 31, 2020, our long-term debt was classified as Level 2 within the fair value hierarchy, based on the frequency and volume of trading in the brokered market. The estimated fair value of our debt was as follows:

	December 31, 2020
	Carrying amount	Estimated fair value
Total senior and other debt	$996,369	$1,043,294

Certain Covenants

As of December 31, 2021, our Third A&R Credit Agreement contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Third A&R Credit Agreement provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, to exceed 3.50x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The agreement also provides that if (i) the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, is not greater than 4.75x as of such date and (ii) less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of December 31, 2021, these conditions were satisfied and, therefore, we were not subject to the leverage ratio. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of December 31, 2021.

Debt Modification and Loss on Debt Extinguishment

In connection with the repayment of the Senior Notes during the year ended December 31, 2021, the Company recorded a Loss on debt extinguishment of $77,940, related to the redemption premium paid and the write off of the unamortized deferred financing costs associated with the repaid debt balances.

In 2020, the Company recorded a Loss on debt extinguishment of $610 related primarily to the write off of a pro-rata portion of the unamortized deferred financing costs associated with repaid debt balances.

In 2019, the Company recorded a Loss on debt extinguishment of $22,601 related primarily to the write off of a pro-rata portion of the unamortized deferred financing costs and a debt discount associated with repaid debt balances.

Debt Issuance Costs

Amortization of debt issuance costs and accretion of debt discounts that are recorded in Interest expense in the Consolidated Statements of Operations totaled approximately $4,628, $10,103 and $10,370 for the years ended December 31, 2021, 2020 and 2019, respectively. During the years ended December 31, 2021, 2020 and 2019, we paid and capitalized a total of $0, $669 and $1,368, respectively, in debt issuance costs. Certain unamortized debt issuance costs were written off in 2021, 2020 and 2019 in connection with early repayment of debt balances and debt agreement amendments, as discussed above. As of December 31, 2021 and 2020, our unamortized debt issuance costs were $3,588 and $53,292, respectively.

Currency and Interest Rate Swaps

The interest and principal payments for Laureate’s senior long-term debt arrangements are to be paid primarily in USD. Our ability to make debt service payments is subject to fluctuations in the value of the USD relative to foreign currencies, because a majority of our operating cash used to make these payments is generated by subsidiaries with functional currencies other than USD. As part of our overall risk management policies, Laureate has at times entered into foreign currency swap contracts and interest rate swap contracts. See also Note 12, Derivative Instruments.

Other Debt

Lines of Credit

Individual Laureate subsidiaries have the ability to borrow pursuant to unsecured lines of credit and similar short-term borrowing arrangements (collectively, lines of credit). The lines of credit are available for working capital purposes and enable us to borrow and repay until those lines mature. At December 31, 2021 and 2020, the aggregate outstanding balances on our lines of credit were $10,131 and $59,014, respectively. At December 31, 2021, we had zero additional available borrowing capacity under our outstanding lines of credit. At December 31, 2021, interest rates on our lines of credit ranged from 2.30% to 5.99%. At December 31, 2020, interest rates on our lines of credit ranged from 2.10% to 7.93%. Our weighted-average short-term borrowing rate was 2.72% and 6.13% at December 31, 2021 and 2020, respectively.

Notes Payable

Notes payable include mortgages payable that are secured by certain fixed assets. The notes payable have varying maturity dates and repayment terms through 2025. Interest rates on notes payable ranged from 5.09% to 10.25% and 2.10% to 10.25% at December 31, 2021 and 2020, respectively.

In December 2017, Universidad del Valle de México (UVM Mexico) entered into an agreement with a bank for a loan of MXN 1,700,000 (approximately $89,000 at the time of the loan). In 2019, this loan was reassigned to Estrater, S.A. de C.V., SOFOM ENR (Estrater). In 2021, Estrater was merged into Laureate Education Mexico S de RL de CV (LEM), a wholly owned Mexican subsidiary of the Company. Consequently, the loan was reassigned to LEM. The loan matures in June 2024 and carries a variable interest rate based on the 28-day Mexican Interbanking Offer Rate (TIIE), plus an applicable margin, which is established based on the ratio of debt to EBITDA, as defined in the agreement (8.12% and 5.98% as of December 31, 2021 and 2020, respectively). Quarterly principal payments on the loan commenced in December 2018, beginning at MXN 42,500 ($2,052 at December 31, 2021) and increasing over the term of the loan to MXN 76,500 ($3,694 at December 31, 2021), with a balloon payment of MXN 425,000 ($20,521 at December 31, 2021) due at maturity. In June 2020, during the COVID-19 pandemic, the lender agreed to defer the quarterly loan payments for six months, until December 2020, after which, the principal and interest payments resumed in accordance to the original agreement. Under the terms of the deferral agreement, the maturity date of the loan was extended by six months to June 22, 2024. As of December 31, 2021 and December 31, 2020, the outstanding balance of this loan was $52,533 and $68,013, respectively.

The Company obtained financing to fund the construction of two new campuses at one of our institutions in Peru, Universidad Peruana de Ciencias Aplicadas (UPC). As of December 31, 2021 and 2020, one loan remained outstanding, and had an outstanding balance of $10,284 and $13,361, respectively. As of December 31, 2020, the remaining loan carried an interest rate of 7.93% and was scheduled to mature in October 2022. During the COVID-19 pandemic, UPC and the lending bank agreed to defer the scheduled 2020 principal payments for one year (the deferral period), and agreed to extend the loan maturity date by one year to October 2023. During the deferral period, the quarterly interest payments continued per the terms of the original agreement, and the quarterly principal payments resumed in April 2021. In 2021, the loan's maturity date was extended to November 2025 and the interest rate was reduced to 5.09%. Principal payments, plus accrued and unpaid interest, are made semi-annually in April and October.

As of December 31, 2020, Laureate had outstanding notes payable at Universidad Privada del Norte (UPN), one of our institutions in Peru, with a balance of $12,694. Those loans had interest rates ranging from 2.10% to 7.85% and varying maturity dates through January 2022. The loans were fully repaid during 2021.

On December 22, 2017, a Laureate subsidiary in Peru entered into an agreement to borrow PEN 247,500 (approximately $76,000 at the agreement date). The loan bears interest at a fixed rate of 6.62% per annum and was originally scheduled to mature in December 2022. Quarterly payments in the amount of PEN 9,281 ($2,333 at December 31, 2021) were due from March 2018 through December 2019. The quarterly payments increased to PEN 14,438 ($3,629 at December 31, 2021) in March 2020 through the loan's maturity. In June 2020, the Laureate subsidiary and the lender agreed to defer the quarterly principal payments for one year (the deferral period), and agreed to extend the maturity date of the loan by one year to December 2023. During the deferral period, the quarterly interest payments continued per the terms of the original agreement, and the quarterly principal payments resumed in June 2021. As of December 31, 2021 and 2020, this loan had a balance of $29,035 and $44,029, respectively.

Note 9. Leases

Laureate conducts a significant portion of its operations at leased facilities, including many of Laureate's higher education facilities and other office locations. Laureate analyzes each lease agreement to determine whether it should be classified as a finance lease or an operating lease. As a result of adopting ASC Topic 842, "Leases," on January 1, 2019, we recorded on our balance sheet significant asset and liability balances associated with the operating leases, as described further below.

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

Supplemental balance sheet information related to leases as of December 31, 2021 and 2020 was as follows:

Leases	Classification	2021	2020
Assets:
Operating	Operating lease right-of-use assets, net	$384,344	$462,767
Finance	Buildings, Furniture, equipment and software, net	39,756	49,237
Total leased assets		$424,100	$512,004

Liabilities:
Current
Operating	Current portion of operating leases	38,149	44,631
Finance	Current portion of long-term debt and finance leases	5,258	5,430
Non-current
Operating	Long-term operating leases, less current portion	377,104	474,507
Finance	Long-term debt and finance leases, less current portion	39,866	47,209
Total lease liabilities		$460,377	$571,777

Lease Term and Discount Rate	2021	2020	2019
Weighted average remaining lease terms
Operating leases	9.4 years	9.9 years	6.5 years
Finance leases	14.9 years	14.5 years	5.3 years

Weighted average discount rate
Operating leases	8.90%	9.20%	6.13%
Finance leases	9.60%	9.50%	4.50%

The components of lease cost for the years ended December 31, 2021, 2020 and 2019 were as follows:

Lease Cost	Classification	2021	2020	2019
Operating lease cost	Direct costs	$70,256	$68,488	$75,622
Finance lease cost
Amortization of leased assets	Direct costs	6,732	4,484	2,609
Interest on leased assets	Interest expense	4,092	2,750	1,831
Short-term lease costs	Direct costs	73	1,121	904
Variable lease costs	Direct costs	5,575	(877)	2,595
Sublease income	Revenues	(187)	(890)	(2,826)
Total lease cost		$86,541	$75,076	$80,735

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

As of December 31, 2021, maturities of lease liabilities were as follows:

Maturity of Lease Liability	Operating Leases	Finance Leases
Year 1	$77,083	$9,131
Year 2	74,047	7,935
Year 3	73,583	6,031
Year 4	71,636	4,771
Year 5	66,525	3,583
Thereafter	245,828	77,216
Total lease payments	$608,702	$108,667
Less: interest and inflation	(193,449)	(63,543)
Present value of lease liabilities	$415,253	$45,124

Supplemental cash flow information related to leases for the years ended December 31, 2021, 2020 and 2019 was as follows:

Other Information	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$75,164	$69,881	$75,196
Operating cash flows used for finance leases	$4,107	$2,750	$1,831
Financing cash flows used for finance leases	$4,874	$2,736	$1,267
Leased assets obtained for new finance lease liabilities	$1,997	$27,757	$24,774
Leased assets obtained for new operating lease liabilities	$7,674	$13,565	$10,038

Corporate Office Lease Termination

In March 2021, the Company exercised its one-time right under the operating lease agreement for its former corporate headquarters in Baltimore, Maryland, to terminate the lease effective June 30, 2022. In connection with the exercise of this early termination option, the Company was required to pay an early termination fee of approximately $1,200, half of which was paid in March 2021. In December 2021, the Company and the landlord agreed to a termination of the lease agreement, effective December 31, 2021. In connection with this lease termination, the Company made a total payment of approximately $2,750, which included the second half of the early termination fee noted above, as well as all remaining amounts owed under the lease.

Kendall Lease Termination

In December 2021, the Company completed a lease termination agreement with the landlord of its Kendall property in Chicago, Illinois. In connection with the lease termination agreement, the Company made a total payment of approximately $44,050 and recorded a loss of approximately $25,800, which is included in Operating (loss) income in the Consolidated Statement of Operations for the year ended December 31, 2021.

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

Contingent Liabilities for Taxes

As of December 31, 2021 and 2020, Laureate has recorded cumulative liabilities totaling $1,252 and $38,355, respectively, for taxes other-than-income tax, principally payroll-tax-related uncertainties recorded at the time of an acquisition, of which $37,794 was classified as held for sale as of December 31, 2020. The majority of the liability balance at December 31, 2020 related to our operations in Brazil which were sold on May 28, 2021. See Note 5, Dispositions, for more information. The terms of the statutes of limitations on these contingencies vary but can be up to 10 years. These liabilities were included in current and long-term liabilities on the Consolidated Balance Sheets. Changes in the recorded values of non-income tax contingencies impact operating income and interest expense, while changes in the related indemnification assets impact only operating income. For Continuing Operations, the total decrease to operating income for adjustments to non-income tax contingencies and indemnification assets was $13,613, $5,619, and $6,381 for the years ended December 31, 2021, 2020 and 2019, respectively.

In addition, as of December 31, 2021 and 2020, Laureate has recorded cumulative liabilities for income tax contingencies of $91,585 and $40,668, respectively, of which $11,752 was classified as held for sale as of December 31, 2020. As of December 31, 2021 and 2020, indemnification assets primarily related to acquisition contingencies were $82 and $55,940, respectively, of which $40,877 was classified as held for sale as of December 31, 2020. These indemnification assets primarily cover contingencies for income taxes and taxes other-than-income taxes. The majority of the indemnification assets at December 31, 2020 related to our operations in Brazil, which were sold on May 28, 2021.

We have identified certain contingencies that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In most cases, Laureate has received indemnifications from the former owners of the acquired businesses for contingencies, and therefore, we do not believe we will sustain an economic loss even if we are required to pay these additional amounts. In cases where we are not indemnified, the unrecorded contingencies are not material.

Other Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of December 31, 2021 and 2020, approximately $7,200 and $8,300, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets.

Guarantees

In connection with a loan agreement entered into by a Laureate subsidiary in Peru, all of the shares of Universidad Privada del Norte, one of our universities, were pledged to the third-party lender as a guarantee of the payment obligations under the loan.

During the first quarter of 2021, one of our Peruvian institutions issued a bank guarantee in order to appeal a preliminary tax assessment received related to tax audits of 2014 and 2015. As of December 31, 2021, the amount of the guarantee was PEN 23,411 ($5,885 at December 31, 2021).

Standby Letters of Credit

As of December 31, 2021 and 2020, Laureate's outstanding letters of credit (LOCs) primarily consisted of the items discussed below.

As of December 31, 2020, we had approximately $83,600 posted as a LOC in favor of the DOE, and the restricted cash used to collateralize this LOC was held by a corporate entity. Prior to the sale of Walden, this LOC was required to allow Walden to participate in the DOE Title IV program. The Walden sale closed during the third quarter of 2021, and this restricted cash was released during the fourth quarter.

Spanish Tax Audits

As of December 31, 2021 and 2020, we had approximately $10,700 and $11,500, respectively, posted as cash collateral for LOCs related to the Spanish tax audits. This was recorded in Continuing Operations and classified as Restricted cash on our December 31, 2021 and 2020 Consolidated Balance Sheets. The cash collateral is related to final assessments issued by the Spanish Taxing Authority (STA) in October 2018 and January 2020 to Iniciativas Culturales de España, S.L. (ICE), our former Spanish holding company. During the second quarter of 2020, ICE was migrated to the Netherlands, and its name was changed to Laureate Netherlands Holding B.V. In October 2021, the Company made a payment to the STA of approximately $9,300, in order to reduce the amount of future interest that could be incurred as the appeals process continues. Following the payment, the LOCs are no longer required and therefore are expected to be released during the first half of 2022.

Note 11. Share-based Compensation and Equity

Share-based compensation expense was as follows:

For the years ended December 31,	2021	2020	2019
Continuing operations
Stock options, net of estimated forfeitures	$468	$1,291	$3,101
Restricted stock awards	8,427	8,957	7,224
Total continuing operations	$8,895	$10,248	$10,325

Discontinued operations
Share-based compensation expense for discontinued operations	1,277	3,050	2,669
Total continuing and discontinued operations	$10,172	$13,298	$12,994

2007 Stock Incentive Plan

In 2007, Laureate's Board of Directors (the Board) approved the Laureate Education, Inc. 2007 Stock Incentive Plan (2007 Plan). The total shares authorized under the 2007 Plan were 9,232. Shares that were forfeited, terminated, canceled, allowed to expire unexercised, withheld to satisfy tax withholding, or repurchased were available for re-issuance. Any awards that were not vested upon termination of employment for any reason were forfeited. Upon voluntary or involuntary termination without cause (including death or disability), the grantee (or the estate) has a specified period of time after termination to exercise options vested on or prior to termination. The 2007 Plan’s restricted stock awards have a claw-back feature whereby all vested shares, or the gross proceeds from the sale of those shares, must be returned to Laureate for no consideration if the employee does not abide by the agreed-upon restrictive covenants such as covenants not to compete and covenants not to solicit. Stock option awards under the 2007 Plan have a contractual life of 10 years and were granted with an exercise price equal to the fair market value of Laureate’s stock at the date of grant. As of December 31, 2021, 2020 and 2019, all outstanding awards that were granted under the 2007 Plan are fully vested. The 2007 Plan expired in 2017.

2013 Long-Term Incentive Plan

On June 13, 2013, the Board approved the Laureate Education, Inc. 2013 Long-Term Incentive Plan (2013 Plan), as a successor plan to Laureate’s 2007 Plan. The 2013 Plan became effective in June 2013, following approval by the stockholders of Laureate. No awards have been made under the 2007 Plan since the 2013 Plan has been effective. Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, unrestricted common stock or restricted stock, unrestricted stock units or restricted stock units, and other stock-based awards, to eligible individuals on the terms and subject to the conditions set forth in the 2013 Plan. As of the effective date in June 2013, the total number of shares of common stock issuable under the 2013 Plan were 7,521. In September 2015, the Board and Shareholders approved an amendment to increase the total number of shares of common stock issuable under the 2013 Plan by 1,219, and in December 2016, the Board and Shareholders approved an amendment to increase the total number of shares of common stock issuable under the 2013 Plan by 3,884. Shares that are forfeited, terminated, canceled, allowed to expire unexercised, withheld to satisfy tax withholding, or repurchased are available for re-issuance. Any awards that have not vested upon termination of employment for any reason are forfeited. Holders of restricted stock shall have all of the rights of a stockholder of common stock including, without limitation, the right to vote and the right to receive dividends. However, dividends declared payable on performance-based restricted stock shall be subjected to forfeiture at least until achievement of the applicable performance target related to such shares of restricted stock. Any accrued but unpaid dividends on unvested restricted stock shall be forfeited upon termination of employment. Holders of stock units do not have any rights of a stockholder of common stock and are not entitled to receive dividends. All awards outstanding under the 2013 Plan terminate upon the liquidation, dissolution or winding up of Laureate.

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

Stock Options Under 2013 Plan

Stock option awards under the 2013 Plan generally have a contractual term of 10 years and are granted with an exercise price equal to or greater than the fair market value of Laureate’s stock at the date of grant. These options typically vest over a period of five or three years. There were no stock options granted in 2021 and 2020. All 698 of the options granted in 2019 were Time Options. The Performance Options previously granted under the 2013 Plan are eligible for vesting based on achieving annual pre-determined Equity Value performance targets or Adjusted EBITDA targets, as defined in the plan, and the continued service of the employee. Some of the performance-based awards include a catch-up provision, allowing the grantee to vest in any year in which a target is missed if a following year's target is achieved, as long as the following year is within eight years from the grant date.

Compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. For Time Options, expense is recognized ratably over the five-year or three-year vesting period. For Performance Options, expense is recognized under a graded expense attribution method, to the extent that it is probable that the stated annual earnings target will be achieved and options will vest for any year. We assess the probability of each option tranche vesting throughout the life of each grant. As of December 31, 2021, all outstanding awards that were granted under the 2013 Plan are fully vested.

Amendment to 2013 Long-Term Incentive Plan

On June 19, 2017, the Board approved, subject to stockholder approval, an amendment and restatement of the 2013 Plan. Among other things, the amendment (i) increases the number of shares of common stock that may be issued pursuant to awards under the 2013 Plan to 14,714; (ii) adds performance metrics, the ability to grant cash awards, and annual limits on grants, intended to qualify awards as performance-based awards that are not subject to certain limits on tax deductibility of compensation payable to certain executives; and (iii) extends the term of the 2013 Plan to June 18, 2027, the day before the 10th anniversary of the date of adoption of the amendment. On June 19, 2017, the holder of the majority of the voting power of the Company's outstanding stock (the Majority Holder) approved by written consent the amended and restated 2013 Plan and it became effective.

Stock Option Activity for 2007 and 2013 Plans

The following tables summarize the stock option activity and the assumptions used to record the related share-based compensation expense for the years ended December 31, 2021, 2020 and 2019:

	2021			2020			2019
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	3,428	$17.85	$159	5,388	$18.18	$3,396	9,020	$18.79	$744
Granted	—	—		—	—		698	14.99
Exercised	(583)	12.25	883	(860)	17.60	2,353	(1,569)	16.95	794
Forfeited or expired	(682)	20.14		(1,100)	19.66		(2,761)	20.06
Outstanding at December 31	2,163	9.89	6,098	3,428	17.85	159	5,388	18.18	3,396
Exercisable at December 31	2,163	9.89	6,098	3,292	17.97	159	4,846	18.50	2,136
Vested and expected to vest	2,163	9.89	6,098	3,426	17.85	159	5,274	18.20	3,344

	Options Outstanding		Options Exercisable		Assumption Range*
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Risk-Free Interest Rate	Expected Terms in Years	Expected Volatility
Year Ended December 31, 2021
$6.38 - $7.96	414	5.98	414	5.98	2.68% - 3.05%	5.54 - 5.91	38.29% - 57.25%
$8.79 - $10.30	1,655	1.53	1,655	1.53	1.45% -2.34%	3.20 - 7.12	35.20% - 58.84%
$15.27 - $24.33	94	0.44	94	0.44	0.76% -2.35%	4.16 - 6.52	39.38%- 53.80%
Year Ended December 31, 2020
$13.97 - $15.55	748	6.84	625	6.58	1.99% - 3.05%	3.25 - 5.91	38.29% - 64.18%
$16.38 - $17.89	2,247	2.72	2,235	2.68	1.38% - 2.34%	3.20 - 7.12	35.20% - 58.84%
$21.00	146	0.70	146	0.70	1.81%	4.00	57.79%
$22.88 - $31.92	287	0.76	287	0.76	0.73% - 2.86%	4.00 - 6.52	39.03% - 53.80%
Year Ended December 31, 2019
$13.97 - $15.55	944	7.89	524	7.06	1.81% - 3.05%	3.25 - 5.91	38.29% - 64.18%
$17.00 - $19.56	3,597	3.12	3,475	2.95	1.38% - 2.94%	2.60 - 10.00	35.20% - 58.84%
$21.00 - $21.52	330	1.09	330	1.09	0.68% - 2.61%	3.79 - 6.55	38.16% - 57.79%
$22.32 - $31.92	517	1.44	517	1.44	0.60% - 3.03%	3.18 - 6.52	36.93% - 53.80%
* The expected dividend yield is zero for all options in all years.

The weighted-average estimated fair value of stock options granted during 2019 was $6.05 per share. As noted above, no stock options were granted in 2020 and 2021.

As of December 31, 2021, Laureate had $0 of unrecognized share-based compensation costs related to stock options outstanding.

Non-Vested Restricted Stock and Restricted Stock Units

The following table summarizes the non-vested restricted stock and restricted stock units activity for the years ended December 31, 2021, 2020 and 2019:

	2021		2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1	1,000	$15.81	1,251	$14.69	1,895	$15.31
Granted	818	13.98	969	15.80	1,003	15.10
Vested	(822)	15.01	(861)	14.11	(765)	16.18
Forfeited	(305)	15.32	(359)	15.95	(882)	15.20
Non-vested at December 31	691	14.82	1,000	15.81	1,251	14.69

Restricted stock units granted under the 2013 Plan consist of time-based restricted stock units (RSU) and performance-based restricted stock units (PSU) with various vesting periods over the next three to five years. PSUs are eligible to vest annually upon the Board's determination that the annual performance targets are met. The vesting percentage for PSUs is based on Laureate's attainment of a performance target or targets, provided that continued employment is required through the date the attainment of target is approved by the Compensation Committee.

The fair value of the non-vested restricted stock awards in the table above is measured using the fair value of Laureate’s common stock on the date of grant or the most recent modification date, whichever is later.

As of December 31, 2021, unrecognized share-based compensation expense related to non-vested restricted stock and restricted stock unit awards was $5,471. Of the total unrecognized cost, $4,492 relates to time-based RSUs and $979 relates to PSUs. This unrecognized expense for time-based restricted stock and restricted stock units will be recognized over a weighted-average expense period of 1.1 years.

Other Stockholders' Equity Transactions

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

Effective October 29, 2021, each share of Company Class A common stock and each share of Company Class B common stock automatically converted into one share of common stock of the Company. Following the conversion, the Company has only one class of common stock outstanding.

Stock Repurchase Programs

On August 8, 2019, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to $150,000 of the Company’s common stock. In early October 2019, the Company's stock repurchases reached the authorized limit of $150,000. On October 14, 2019, the Company's Board of Directors approved the increase of its existing authorization to repurchase shares of the Company's common stock by $150,000 for a total authorization (including the previously authorized repurchases) of up to $300,000 of the Company's common stock. The Company’s repurchases were made in a block trade, as well as on the open market at prevailing market prices and pursuant to a Rule 10b5-1 stock repurchase plan, in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). In January 2020, the Company repurchased 1,619 shares of its outstanding common stock for a total purchase price of $29,203 and reached the total authorized limit of $300,000.

On November 5, 2020, Laureate’s Board of Directors announced a new stock repurchase program to acquire up to $300,000 of the Company’s common stock. On April 30, 2021, the Company’s Board of Directors approved an increase of the above authorization to repurchase shares of the Company’s common stock by $200,000. On December 14, 2021, the Company’s Board of Directors approved an increase of the authorization to repurchase shares of the Company’s common stock by $100,000, for a total authorization (including the above authorized repurchases) of up to $600,000 of the Company’s common stock. The Company’s proposed repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Exchange Act. Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s Board of Directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program.

Special Cash Distributions

On September 15, 2021, the Board of Directors of the Company approved a plan of partial liquidation (the Partial Liquidation Plan) in connection with the sale of Walden e-Learning LLC. Pursuant to the Partial Liquidation Plan, the gross proceeds from the sale of the Walden Group, less expenses related to the sale, are to be distributed to the Company’s stockholders before the end of calendar year 2022. Notwithstanding the adoption of the Partial Liquidation Plan, the Company expects to continue operating as a going concern and a publicly traded company.

On September 15, 2021 after the adoption of the Partial Liquidation Plan, the Board approved the payment of a special cash distribution (the Distribution) pursuant to the Partial Liquidation Plan equal to $7.01 per each share of the Company’s common stock, par value $0.004 per share, to each holder of record on October 6, 2021. The Distribution was paid on October 29, 2021, based on the number of shares outstanding on October 6, 2021. The aggregate amount of the Distribution was approximately $1,270,000. Nasdaq determined that the Company’s common stock would trade with "due bills" representing an assignment of the right to receive the Distribution during the period from October 5, 2021 through and including October 29, 2021 (the Due Bill Period). Stockholders who sold their shares during the Due Bill Period were not entitled to receive the Distribution. The Company’s shares began trading ex-dividend on November 1, 2021, the first business day after the payment date.

Gross proceeds from the sale included $74,000 held in escrow and approximately $83,600 of restricted cash related to collateralized regulatory obligations associated with activities of the divested business. Under the terms of the Partial Liquidation Plan, upon release of escrow amounts and restricted cash, the Company is required to distribute to stockholders any net proceeds from such amounts in the form of special distributions before December 31, 2022.

The restricted cash was released during the fourth quarter of 2021. Accordingly, on December 3, 2021, the Company announced that its Board of Directors approved, pursuant to the previously announced Partial Liquidation Plan, the payment of a special cash distribution (the Second Distribution) equal to $0.58 per each share of the Company's common stock, par value $0.004 per share, to each holder of record on December 14, 2021. The Second Distribution was paid on December 28, 2021 and totaled approximately $105,000, based on the number of shares outstanding on December 14, 2021. The amount of the Second Distribution included the restricted cash that had been released, in addition to other net proceeds from the sale of Walden e-Learning LLC that had not yet been distributed to the Company’s stockholders. Gross proceeds remaining to be received from the sale include up to $74,000 held in escrow. In accordance with the Partial Liquidation Plan, upon release of escrow amounts, the Company intends to distribute to stockholders such remaining net proceeds in the form of a final special distribution before the end of calendar year 2022.

In connection with the Distribution, the Board of Directors approved certain required adjustments under the Company’s equity award compensation plans. These required equitable adjustments were effective on November 1, 2021 and were recorded in the consolidated financial statements during the fourth quarter of 2021. The exercise prices of the Company’s options were reduced by $7.01 per share, and holders of restricted and performance stock units will receive an amount in cash equal to $7.01 per unvested stock unit, payable when such unit vests. In connection with the Second Distribution, the Board of Directors also approved the required adjustments under the Company’s equity award compensation plans. These required equitable adjustments also were effective during the fourth quarter of 2021 and were recorded in the consolidated financial statements. The exercise prices of the Company’s options were reduced by $0.58 per share, and holders of restricted and performance stock units will receive an amount in cash equal to $0.58 per unvested stock unit, payable when such unit vests. As of December 31, 2021, the Company had recorded a payable of $6,932 related to the equitable adjustments for the equity award compensation plans.

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

The reported fair values of our derivatives, which are classified in Derivative instruments on our Consolidated Balance Sheets, were as follows:

	December 31, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Current liabilities:
Cross currency swaps	$—	$17,680
Long-term liabilities:
Cross currency swaps	—	8,144
Total derivative instrument assets	$—	$—
Total derivative instrument liabilities	$—	$25,824

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

The table below shows the total recorded unrealized (loss) gain in Comprehensive income for the derivatives designated as hedging instruments. The impact of these derivative instruments on Comprehensive income, Interest expense and AOCI for the years ended December 31, 2021, 2020 and 2019 were as follows:

	(Loss) Gain Recognized in Comprehensive Income (Effective Portion)			Income Statement Location	Gain Reclassified from AOCI to Income (Effective Portion)			Total Consolidated Interest Expense
	2021	2020	2019		2021	2020	2019	2021	2020	2019
Cash flow hedge
Interest rate swaps	$—	$—	$(11,818)	Interest expense	$—	$—	$11,818
Net investment hedge
Cross currency swaps	—	—	3,868	N/A	—	—	—
Total	$—	$—	$(7,950)		$—	$—	$11,818	$(46,275)	$(100,894)	$(125,042)

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

AUD to USD Foreign Currency Swaps

In March 2020, Laureate entered into an AUD-to-USD swap agreement with a maturity date of April 15, 2020, in connection with an intercompany funding transaction. The terms of the swap stated that on the maturity date, Laureate would deliver the notional amount of AUD 21,000 and receive USD $13,713 at a rate of exchange of 0.6530 USD per 1 AUD. On April 8, 2020, Laureate entered into a net settlement agreement for this swap to deliver USD $12,999 and receive the notional amount of AUD 21,000 at a rate of exchange of 0.6190 USD per 1 AUD. This net settlement was executed on April 15, 2020, which resulted in a realized gain and proceeds received of $714. This amount is included in (Loss) gain on derivatives on the Consolidated Statement of Operations for the year ended December 31, 2020, and is included in Payments for settlement of derivative contracts on the Consolidated Statement of Cash Flows for the year ended December 31, 2020. This swap was not designated as a hedge for accounting purposes.

On April 8, 2020, Laureate entered into a new AUD-to-USD swap agreement with a notional amount of AUD 21,000. On the maturity date of June 15, 2020, Laureate delivered the notional amount and received USD $12,921 at a rate of exchange of 0.6153 USD per 1 AUD, resulting in a realized loss of $1,340. This amount is included in (Loss) gain on derivatives on the Consolidated Statements of Operations for the year ended December 31, 2020 and is included in Payments for settlement of derivative contracts on the Consolidated Statement of Cash Flows for the year ended December 31, 2020. This swap was not designated as a hedge for accounting purposes.

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

MXN to USD Foreign Currency Swaps

In September 2019, Laureate entered into three MXN to USD swap agreements with a combined notional amount of MXN 453,146. During the fourth quarter of 2019, Laureate delivered the notional amount and received USD $23,000 at a rate of exchange of 0.0508, resulting in a realized loss of $583. The realized loss is included in Payments for settlement of derivative contracts on the Consolidated Statement of Cash Flows for the year ended December 31, 2019. These swaps were not designated as hedges for accounting purposes.

AUD to USD Foreign Currency Swaps

In September 2019, Laureate entered into two AUD to USD swap agreements with a combined notional amount of AUD 11,000. During the fourth quarter ended 2019, Laureate received the notional amount and delivered USD $7,443 at a rate of exchange of 0.6766 USD per 1 AUD, resulting in a realized gain of $45. The realized gain is included in Payments for settlement of derivative contracts on the Consolidated Statement of Cash Flows for the year ended December 31, 2019. These swaps were not designated as hedges for accounting purposes.

Components of the reported Gain (loss) on derivatives not designated as hedging instruments in the Consolidated Statements of Operations were as follows:

For the years ended December 31,	2021	2020	2019
Cross currency and interest rate swaps
Unrealized gain (loss)	$25,824	$(25,354)	$4,022
Realized (loss) gain	(50,341)	(626)	4,278
(Loss) gain on derivatives, net	$(24,517)	$(25,980)	$8,300

Credit Risk and Credit-Risk-Related Contingent Features

Laureate’s derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation. The amount of our credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position. Laureate limits its credit risk by only entering into derivative transactions with highly rated major financial institutions. We have not entered into collateral agreements with our derivatives' counterparties. As of December 31, 2021 and December 31, 2020, we did not hold any derivatives in a net gain position, and thus had no credit risk.

Laureate's agreements with its derivative counterparties contain a provision under which the Company could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to a default on the indebtedness. As of December 31, 2021, the Company did not have any outstanding derivative agreements.

Note 13. Income Taxes

Significant components of the Income tax (expense) benefit on earnings from Continuing Operations were as follows:

For the years ended December 31,	2021	2020	2019
Current:
United States	$(48,523)	$6,391	$17,493
Foreign	(148,437)	(72,660)	(77,421)
Total current	(196,960)	(66,269)	(59,928)
Deferred:
United States	87,310	124,718	22,337
Foreign	(10,347)	25,612	6,265
State	(25,576)	46,008	285
Total deferred	51,387	196,338	28,887
Total income tax (expense) benefit	$(145,573)	$130,069	$(31,041)

For the years ended December 31, 2021, 2020 and 2019, foreign income (loss) from Continuing Operations before income taxes was $80,864, $(250,910), and $2,358, respectively. For the years ended December 31, 2021, 2020 and 2019, domestic loss from Continuing Operations before income taxes was $(218,371), $(199,928), and $(122,019), respectively.

Significant components of deferred tax assets and liabilities arising from Continuing Operations were as follows:

December 31,	2021	2020
Deferred tax assets:
Net operating loss and tax credits carryforwards	$246,405	$410,456
Operating lease asset	135,365	140,500
Depreciation	45,702	45,717
Interest	25,029	32,282
Deferred compensation	23,219	16,997
Deferred revenue	11,432	10,913
Nondeductible reserves	9,470	24,835
Allowance for doubtful accounts	8,437	13,552
Unrealized loss	—	3,128
Total deferred tax assets	505,059	698,380
Deferred tax liabilities:
Operating lease liability	122,728	127,131
Investment in subsidiaries	74,310	71,183
Amortization of intangible assets	41,776	133,091
Deferred gain on Walden	14,652	—
Unrealized Gain	2,559	—
Other	—	1,918
Total deferred tax liabilities	256,025	333,323
Net deferred tax assets	249,034	365,057
Valuation allowance for deferred tax assets	(283,945)	(320,858)
Net deferred tax (liabilities) assets	$(34,911)	$44,199

During the first quarter of 2021, the Company recorded an out-of-period adjustment of approximately $12,400 for income tax expense that should have been recorded during 2016 through 2020. The Company concluded that the adjustment was immaterial to the consolidated financial statements for both the current and prior periods.

Laureate does not provide deferred taxes on the portion of its unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. As of December 31, 2021, undistributed earnings from foreign subsidiaries totaled $679,813.

The Company has recorded a deferred tax liability of $100 on $2,000 of earnings to account for the withholding taxes on a portion of unremitted earnings associated with one of its Peruvian subsidiaries. If the Company were to remove its assertion and distribute the remaining unremitted earnings, we would record approximately $20,000 in additional deferred tax liabilities. The amount of additional deferred tax liabilities recognized could increase if our expectations change based on future developments such that some or all of the undistributed historical earnings of our foreign subsidiaries are remitted to the United States.

The Company has $53,700 of deferred tax asset for US state net operating loss carryforwards that expire from 2023 to 2042 and $2,400 of deferred tax asset for US state net operating loss carryforwards that do not expire. The Company has $168,100 of foreign net operating loss carryforwards that expire from 2023 to 2031. The Company has $159,400 of tax credit carryforwards that do not expire and $28,200 of interest carryforwards that do not expire.

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

The reconciliations of the beginning and ending balances of the valuation allowance on deferred tax assets were as follows:

For the years ended December 31,	2021	2020	2019
Balance at beginning of period	$320,858	$324,119	$562,944
Additions (deductions) from tax expense from continuing operations	9,115	(19,879)	2,427
Charges to other accounts
Additions	—	16,618	—
Deductions	(46,028)	—	(241,252)
Balance at end of period	$283,945	$320,858	$324,119
The reconciliations of the reported Income tax (expense) benefit to the amount that would result by applying the United States federal statutory tax rate of 21% to income from Continuing Operations before income taxes were as follows:

For the years ended December 31,	2021	2020	2018
Tax benefit at the United States statutory rate	$28,877	$94,676	$19,566
Permanent differences	(8,217)	(24,184)	(7,693)
Global intangible low taxed income	(30,616)	70,965	(38,305)
Netherlands intellectual property restructuring	(53,643)	(32,425)	—
State income tax (expense) benefit, net of federal tax effect	(36,782)	36,343	5,783
Tax effect of foreign income taxed at lower rate	(16,665)	(5,534)	(25,228)
Change in valuation allowance	17,642	3,241	(25,337)
Effect of tax contingencies	(12,573)	2,706	11,635
Tax credits	10,458	(2,302)	26,436
Withholding taxes	(43,578)	(13,254)	(869)
Other	(476)	(163)	2,971
Total income tax (expense) benefit	$(145,573)	$130,069	$(31,041)
The reconciliations of the beginning and ending amount of unrecognized tax benefits were as follows:

For the years ended December 31,	2021	2020	2019
Beginning of the period	$385,283	$56,395	$50,900
Additions for tax positions related to prior years	80,885	3,582	—
Decreases for tax positions related to prior years	(227,051)	—	(1,338)
Additions for tax positions related to current year	21,993	327,142	8,585
Decreases for unrecognized tax benefits as a result of a lapse in the statute of limitations	(3,523)	(1,836)	(1,752)
End of the period	$257,587	$385,283	$56,395

Laureate records interest and penalties related to uncertain tax positions as a component of Income tax expense. During the years ended December 31, 2021, 2020 and 2019, Laureate recognized interest and penalties related to income taxes of $6,182, $1,402, and $2,587, respectively. Laureate had $14,527 and $14,731 of accrued interest and penalties at December 31, 2021 and 2020, respectively. During the years ended December 31, 2021, 2020 and 2019, Laureate derecognized $12,661, $4,458, and $6,920, respectively, of previously accrued interest and penalties. Approximately $123,760 of unrecognized tax benefits, if recognized, will affect the effective income tax rate. It is reasonably possible that Laureate’s unrecognized tax benefits may decrease within the next 12 months by up to approximately $1,958 as a result of the lapse of statutes of limitations and as a result of the final settlement and resolution of outstanding tax matters in various jurisdictions.

Laureate and various subsidiaries file income tax returns in the United States federal jurisdiction, and in various states and foreign jurisdictions. With few exceptions, Laureate is no longer subject to United States federal, state and local, or foreign income tax examinations by tax authorities for years before 2010. United States federal and state statutes are generally open back to 2018; however, the Internal Revenue Service (the IRS) has the ability to challenge 2005 through 2017 net operating loss carryforwards. Except as discussed below, statutes of other major jurisdictions are open back to 2015 for Spain and 2011 for Mexico.

Spanish Tax Audit

During 2010 and 2013, Laureate was notified by the Spain Tax Authorities (STA) that two tax audits of our Spanish subsidiaries were being initiated for 2006 through 2007, and for 2008 through 2010, respectively. On June 29, 2012, the STA issued a final assessment to ICE, our former Spanish holding company, for EUR 11,051 ($13,500 at December 31, 2021), including interest, for the 2006 through 2007 period. Laureate appealed this final assessment related to the 2006 through 2007 period and issued a cash-collateralized letter of credit in July 2012, in order to continue the appeal process. In October 2015, the STA issued a final assessment to ICE for the 2008 through 2010 period for approximately EUR 17,187 ($21,000 at December 31, 2021), including interest, for those three years. In order to continue the appeals process, we issued cash-collateralized letters of credit for the 2008 to 2010 period assessment amount, plus interest and surcharges.

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

In October of 2018, the STA issued a final assessment to ICE for the 2011 through 2013 period totaling approximately EUR 4,100 (approximately $5,000 at December 31, 2021), including interest. In February 2019, the Company appealed this assessment to the Highest Administrative Court. In May 2019, the Company was notified by the STA that a new tax audit of fiscal years 2014 and 2015 was being initiated. In January 2020, ICE received a final assessment from the STA for the 2014 to 2015 period totaling approximately EUR 4,300 (approximately $5,300 at December 31, 2021). ICE has appealed the referred assessment before the Administrative Central Court, and, in order to do so, ICE posted a cash-collateralized letter of credit of approximately EUR 4,300 ($5,300 at December 31, 2021). As of December 31, 2021, the Company has posted a total cash-collateralized letter of credit of approximately $10,700.

On July 22, 2021, the Spanish National Court issued a decision on the Company’s appeal regarding the STA audits of ICE for the fiscal years 2006-2007 and 2008-2010. Based on our understanding of the decision, the matter is not yet resolved in favor of either the Company or the STA. During the third quarter of 2021, both the Company and the STA appealed the Spanish National Court decision. The Spanish Supreme Court to date has not yet ruled on whether or not the appeals will be considered. During the fourth quarter of 2021, the Company made payments to the STA totaling approximately $9,300, for the final assessments that were issued in October 2018 and January 2020. Following these payments, the Company expects that the related cash-collateralized letters of credit will be released during the first half of 2022.

The Company does not believe that this matter will have a material effect on its consolidated financial statements.

Other Matters

In July 2020, the U.S. Treasury Department released final regulations addressing global intangible low-taxed income (GILTI). Among other changes, these regulations provide an election to exclude certain foreign income of foreign corporations from GILTI if such income is deemed high-taxed in a foreign jurisdiction. These elective provisions may be applied retroactively and accordingly require significant analysis of the potential financial statement impacts. During the third quarter of 2020, the Company recorded a discrete tax benefit of approximately $70,900 related to 2018 and 2019. In the year ended December 31, 2021, the Company recorded tax expense of approximately $35,700 for changes in estimate associated with provision-to-return adjustments for tax years 2018 through 2020, primarily related to the final regulations that were released by the U.S. Treasury Department in July 2020 for the high-tax exception to global intangible low-taxed income.

During the year ended December 31, 2021, Laureate recognized income tax expense of $53,643 related to additional income tax reserves recorded associated with the intellectual property in the Netherlands.

Note 14. Earnings (Loss) Per Share

Effective October 29, 2021, each share of the Company's Class A common stock and each share of the Company's Class B common stock automatically converted into one share of common stock of the Company. Following the conversion, the Company has only one class of common stock outstanding. Prior to that, our common stock had a dual class structure, consisting of Class A common stock and Class B common stock. Other than voting rights, the Class B common stock had the same rights as the Class A common stock and therefore both were treated as the same class of stock for purposes of the earnings per share calculation. Laureate computes basic earnings per share (EPS) by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that would occur if share-based compensation awards, contingently issuable shares, and convertible securities were exercised or converted into common stock. To calculate the diluted EPS, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted stock, restricted stock units, and other share-based compensation arrangements determined using the treasury stock method, and convertible securities using the if-converted method.

The following tables summarize the computations of basic and diluted earnings per share:

For the years ended December 31,	2021	2020	2019
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Loss from continuing operations	$(283,080)	$(320,598)	$(150,483)
Net (income) loss attributable to noncontrolling interests	(11,839)	17	(98)
Loss from continuing operations attributable to Laureate Education, Inc.	(294,919)	(320,581)	(150,581)

Accretion of redemption value of redeemable noncontrolling interests and equity	(88)	149	(208)
Net loss from continuing operations available to common stockholders for basic and diluted earnings per share	(295,007)	(320,432)	(150,789)

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Income (loss) from discontinued operations, net of tax	486,865	(298,104)	1,088,147
Loss attributable to noncontrolling interests	500	5,354	918
Net income (loss) from discontinued operations for basic and diluted earnings per share	$487,365	$(292,750)	$1,089,065

Denominator used in basic and diluted earnings (loss) per common share:
Basic and diluted weighted average shares outstanding	189,692	209,710	221,928

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(1.56)	$(1.53)	$(0.68)
Income (loss) from discontinued operations	2.57	(1.40)	4.91
Basic and diluted earnings (loss) per share	$1.01	$(2.93)	$4.23
The following table summarizes the number of stock options, shares of restricted stock and restricted stock units (RSUs) that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

For the years ended December 31,	2021	2020	2019
Stock options	2,953	4,040	8,740
Restricted stock and RSUs	899	1,021	1,090

Note 15. Related Party Transactions

Payment of Peruvian Capital Gains Tax

As discussed further in Note 17, Legal and Regulatory Matters, holders who sell, exchange or otherwise dispose of Company shares may be subject to a Peruvian nonresident capital gains tax (the Peruvian Tax). During the fourth quarter of 2021, certain investors in Wengen elected to have their interests in Wengen redeemed in exchange for delivery by Wengen to such investors of the number of shares of Company common stock corresponding to the Wengen interests so redeemed. As a result of this transfer, Wengen paid Peruvian Tax of approximately PEN 95,062 (approximately $23,800 at the date of payment). For administrative convenience, Wengen advanced to Laureate the amount needed to pay the Peruvian Tax and Laureate paid the Peruvian Tax on Wengen's behalf.

Sterling Capital Partners (Sterling)

As discussed in Note 5, Dispositions, at the time of the transaction related to the sale of our former Costa Rica operations, the buyer of our Costa Rica operations was controlled by certain affiliates of Sterling, an entity that previously had the right to designate a director to the Laureate Board of Directors pursuant to a securityholders agreement.

Note 16. Benefit Plans

Domestic Defined Contribution Retirement Plan

Laureate sponsors a defined contribution retirement plan in the United States under section 401(k) of the Internal Revenue Code. The plan offers employees a traditional “pre-tax” 401(k) option and an “after-tax” Roth 401(k) option, providing the employees with choices and flexibility for their retirement savings. All employees are eligible to participate in the plan after meeting certain service requirements. Participants may contribute up to a maximum of 80% of their annual compensation and 100% of their annual cash bonus, as defined and subject to certain annual limitations. Laureate may, at its discretion, make matching contributions that are allocated to eligible participants. The matching on the “after-tax” Roth contributions is the same as the matching on the traditional “pre-tax” contributions. Laureate made discretionary contributions in cash to this plan of $4,138, $4,636, and $5,431 for the years ended December 31, 2021, 2020 and 2019, respectively.

Laureate Education, Inc. Deferred Compensation Plan

Laureate maintained a deferred compensation plan that provided certain executive employees and members of our Board of Directors with the opportunity to defer their salaries, bonuses, and Board of Directors retainers and fees in order to accumulate funds for retirement on a pre-tax basis. Participants are 100% vested in their respective deferrals and the earnings thereon. Laureate did not make contributions to the plan or guarantee returns on the investments. Although plan investments and participant deferrals are kept in a separate trust account, the assets remain Laureate’s property and are subject to claims of general creditors. During the first quarter of 2021, the Company’s Board of Directors approved the termination of this deferred compensation plan, with such termination effective April 1, 2021, and the participants will receive a distribution payout of their account balances in April 2022.

The plan assets are recorded at fair value with the earnings (losses) on those assets recorded in Other income (expense). The plan liabilities are recorded at the contractual value, with the changes in value recorded in operating expenses. As of December 31, 2021 and 2020, plan assets included in Other assets in our Consolidated Balance Sheets were $1,924 and $3,055, respectively, and the plan liabilities reported in our Consolidated Balance Sheets were $5,104 and $6,192, respectively. The Company will fund the difference between the assets and the liabilities with operating cash flows.

Supplemental Employment Retention Agreement (SERA)

In November 2007, Laureate established a SERA for one of its then-executive officers, under which this individual received an annual SERA payment of $1,500. The SERA provided annuity payments to the former executive over the course of his lifetime, and, following the former executive's death in 2018, an annual payment of $1,500 will be made to his spouse for the remainder of her life. The SERA is administered through a Rabbi Trust, and its assets are subject to the claims of creditors. At the inception of the plan, Laureate purchased annuities which provided funds for the SERA obligations until the former executive's death, at which point proceeds from corporate-owned life insurance policies were received and will be used to fund the future SERA obligations.

As of December 31, 2021 and 2020, the total SERA assets were $9,539 and $11,037, respectively, which were recorded on our Consolidated Balance Sheets in Restricted cash at December 31, 2021 and 2020. As of December 31, 2021 and 2020, the total SERA liabilities recorded in our Consolidated Balance Sheets were $13,396 and $14,925, respectively, of which $1,500 each year was recorded in Accrued compensation and benefits, and $11,896 and $13,425, respectively, was recorded in Deferred compensation.

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

Peruvian Regulation

COVID-19 Update

Peru’s national sanitary emergency has been extended until August 2, 2022; however, curfews have been lifted with the exception of several regions in which Laureate does not operate. In February 2022, the government approved several recommendations to begin presential classes at higher education institutions. A plan is required to be presented to the Authorities by the end of March 2022.

Peruvian Nonresident Capital Gains Tax

Stockholders who sell, exchange, or otherwise dispose of Company shares may be subject to Peruvian tax at a rate of 30% on their gain realized in such transaction determined under certain Peruvian valuation rules regardless of whether the transaction is taxable for non-Peruvian purposes. In determining the amount of such gain subject to such tax, the gain is first multiplied by the percentage of the Company’s value that is represented by its Peruvian business determined under certain Peruvian valuation rules (the “Peru Ratio”). This tax applies if the value of stock determined under certain Peruvian valuation rules (calculated in PEN) transferred multiplied by the Peru Ratio exceeds approximately $44,000 applying the PEN/USD exchange rate of December 31, 2021 (the “Threshold”). The Threshold is calculated in PEN and changes with currency exchange rates. For purposes of determining whether the Threshold has been exceeded by any holder, all transfers made by such holder over any 12-month period are aggregated. For purposes of determining whether any tax is owed, the holder must have their basis “certified” by the Peruvian tax authorities in advance of such transaction. If the holder exceeds the Threshold and does not obtain a tax basis certificate before the transaction, the holder’s tax basis in the shares will be considered zero for Peruvian tax purposes.

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

Derivative Instruments

Laureate uses derivative instruments as economic hedges for bank debt, foreign exchange fluctuations and interest rate risk. Their values are derived using valuation models commonly used for derivatives. These valuation models require a variety of inputs, including contractual terms, market prices, forward-price yield curves, notional quantities, measures of volatility and correlations of such inputs. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourself and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of December 31, 2020 were classified as Level 2 of the fair value hierarchy. Laureate did not hold any derivatives as of December 31, 2021.

Equity securities - preferred stock investment

In 2013, Laureate purchased approximately 1,020 shares (the Shares) of preferred stock of a private education company for $5,000. This equity security did not have a readily determinable fair value. In June 2019, based on interest expressed by an investor to purchase the Shares, Laureate recorded this investment at its estimated fair value and recorded a non-operating gain of approximately $6,100. In September 2019, Laureate sold the Shares and received cash proceeds of $11,473, resulting in a total non-operating gain of $6,473 for the year ended December 31, 2019. The proceeds are included in Proceeds from sale of investment on the Consolidated Statement of Cash Flows for the year ended December 31, 2019.

As of December 31, 2021, Laureate did not hold any financial assets or liabilities that are measured at fair value on a recurring basis.

Laureate's financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 were as follows:

	Total	Level 1	Level 2	Level 3
Assets
Derivative instruments	$—	$—	$—	$—
Liabilities
Derivative instruments	$25,824	$—	$25,824	$—

Note 19. Other Financial Information

Accumulated Other Comprehensive Income

AOCI in our Consolidated Balance Sheets includes the accumulated translation adjustments arising from translation of foreign subsidiaries’ financial statements, the unrealized gains or losses on derivatives designated as effective hedges, and the accumulated net gains or losses that are not recognized as components of net periodic benefit cost for our minimum pension liability. Laureate reports changes in AOCI in our Consolidated Statements of Stockholders’ Equity and the change in AOCI includes the removal of the cumulative translation adjustment related to subsidiaries that were sold during the period. The components of these balances were as follows:

December 31,	2021			2020
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation loss	$(529,472)	$946	$(528,526)	$(951,456)	$958	$(950,498)
Unrealized gains on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(1,148)	—	(1,148)	(946)	—	(946)
Accumulated other comprehensive loss	$(520,204)	$946	$(519,258)	$(941,986)	$958	$(941,028)

Foreign Currency Exchange of Certain Intercompany Loans

Laureate periodically reviews its investment and cash repatriation strategies in order to meet our liquidity requirements in the United States. Laureate recognized currency exchange adjustments attributable to intercompany loans that are not designated as indefinitely invested as Foreign currency exchange gain (loss), net, of $27,292, $21,171 and $(11,769) in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, respectively.

Supplemental Schedule for Transactions with Noncontrolling Interest Holders

Transactions with noncontrolling interest holders had the following effects on the equity attributable to Laureate:

For the years ended December 31,	2021	2020	2019
Net income (loss) attributable to Laureate Education, Inc.	$192,446	$(613,331)	$938,484
Decrease in equity for changes in noncontrolling interests	(181)	(2,610)	(3,700)
Change from net income (loss) attributable to Laureate Education, Inc. and net transfers to the noncontrolling interests	$192,265	$(615,941)	$934,784

Write Off of Accounts and Notes Receivable

During the years ended December 31, 2021, 2020 and 2019, Laureate wrote off approximately $31,600, $24,300 and $4,500, respectively, of fully reserved accounts and notes receivable that were deemed uncollectible.

Note 20. Supplemental Cash Flow Information

Cash interest payments, prior to interest income, for Continuing Operations and Discontinued Operations were $63,153, $120,640 and $188,682 for the years ended December 31, 2021, 2020 and 2019, respectively. Net cash payments for income taxes for Continuing Operations and Discontinued Operations were $251,098, $91,371 and $119,682 for the years ended December 31, 2021, 2020 and 2019, respectively.

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the December 31, 2019 balance, to the amounts shown in the Consolidated Statements of Cash Flows:

For the year ended December 31,	2021	2020	2019
Cash and cash equivalents	$324,801	$750,147	$61,576
Restricted cash	20,774	117,151	36,241
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$345,575	$867,298	$97,817

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

Based on that evaluation, our CEO and CFO have concluded that, as of December 31, 2021, our disclosure controls and procedures are effective. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting as of December 31, 2021 is included in Part II, Item 8 “Financial Statements.” The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears in Part II, Item 8 “Financial Statements.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Effective October 1, 2021, as part of our ongoing cost-reduction efforts, we outsourced the majority of our information technology activities to a third-party service provider. These changes were not made in response to any identified deficiency or weakness in the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Certain of this information will be contained in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.
Information about our Executive Officers
The following table sets forth information regarding our current executive officers, including their ages. Executive officers serve at the request of the Board of Directors. There are no family relationships among any of our executive officers.

Name	Age	Position
Eilif Serck-Hanssen	56	Director, President and Chief Executive Officer
Richard M. Buskirk	45	Senior Vice President and Chief Financial Officer
Marcelo Barbalho Cardoso	50	Executive Vice President and Chief Operating Officer
Timothy P. Grace	58	Chief Human Resources Officer
Richard H. Sinkfield III	52	Chief Legal Officer and Chief Ethics & Compliance Officer
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

Richard M. Buskirk has served as our Senior Vice President and Chief Financial Officer since April 2021. Mr. Buskirk previously served as our Senior Vice President, Corporate Development from 2018 to April 2021 and as our Vice President, Global Financial Planning & Analysis from 2015 to 2018. Prior to joining Laureate, Mr. Buskirk was a CPA with Ernst & Young LLP, and an investment banker with Deutsche Bank, and worked for multiple global brands, including Vodafone, NII Holdings, Inc. (formerly Nextel International) and Sprint/Nextel in a range of financial, strategy and operations positions. Mr. Buskirk earned a B.S. in accounting from the University of Maryland and a dual M.B.A. from Columbia University and London Business School.

Marcelo Barbalho Cardoso has served as our Executive Vice President and Chief Operating Officer since June 2021 and as our Chief Executive Officer of Laureate Brazil from 2019 to June 2021. Mr. Cardoso has been with Laureate since 2011, holding several leadership positions across our Brazil operations including Global Chief Transformation Officer during 2019, Chief Operating Officer of Laureate Brazil from 2017 to 2018, and Vice President of Operations and President of FMU from 2013 to 2017. Prior to joining Laureate, Mr. Cardoso served as Latin America Vice President, Business Ops & CFO for Dell EMC Computer Systems and held senior leadership positions at Johnson Controls. Mr. Cardoso earned an undergraduate degree in chemical engineering from Universidade Estadual de Campinas (Brazil) and an MBA in management from the University of Michigan.

Timothy P. Grace has served as our Chief Human Resources Officer since May 2018. Prior to joining the Company, Mr. Grace served as the Chief Human Resources Officer for Toys“R”Us, Inc. from September 2015 to May 2018. From March 2014 to September 2015, he served as Group Vice President of Human Resources at L’Oréal Group, and from 2002 to March 2014, he served as Senior Vice President of Human Resources for the Americas at Schindler Elevator Corporation. Mr. Grace earned a B.A. from the State University of New York at Fredonia and an M.S. from West Virginia University.

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

Item 11. Executive Compensation

This information will be contained in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information will be contained in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information will be contained in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

This information will be contained in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:
    (1) Financial Statements (certain schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto).
    (2) Those exhibits required by Item 601 of Regulation S-K and by paragraph (b) below.
(b) The following exhibits are filed as part of this Annual Report or, where indicated, were filed and are incorporated by reference:

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.1#	Amended and Restated Sale and Purchase Agreement, dated as of November 22, 2017 and amended and restated on January 11, 2018, by and among LEI European Investments B.V., Laureate International B.V. and Galileo Global Education Luxco S.À R.L.	10-K	001-38002	2.7	03/20/2018
2.2#	Sale and Purchase Agreement, dated April 12, 2018, among LEI European Investments B.V., Laureate International B.V. and Global University Systems Germany B.V.	8-K	001-38002	2.1	04/18/2018
2.3#	Asset Purchase Agreement, dated January 15, 2018, among Kendall College, LLC, The Dining Room at Kendall NFP, National Louis University and Laureate Education, Inc.	8-K	001-38002	2.1	08/07/2018
2.4#	Membership Interest Purchase Agreement, dated April 24, 2018, by and among Laureate Education, Inc., Exeter Street Holdings, LLC, University of St. Augustine for Health Sciences, LLC and University of St. Augustine Acquisition Corp.	10-Q	001-38002	2.4	08/09/2018
2.5#	Sale and Purchase Agreement, dated December 12, 2018, by and among Iniciativas Culturales de España S.L., Laureate I B.V. and Samarinda Investments, S.L.	10-K	001-38002	2.5	02/28/2019
2.6#	Share Purchase Agreement relating to the sale and purchase of equity shares of Pearl Retail Solutions Private Limited, M-Power Energy India Private Limited and Data Ram Sons Private Limited	8-K	001-38002	2.1	05/13/2019
2.7#	Share Purchase Agreement relating to all the shares in the capital of Education Turkey B.V.	8-K	001-38002	2.1	08/29/2019
2.8#	Equity Purchase Agreement, dated January 10, 2020, by and among SP Costa Rica Holdings, LLC, Laureate International B.V. and Laureate Education, Inc.	10-K	001-38002	2.8	02/27/2020
2.9#	Sale and Purchase Agreement, dated July 29, 2020, by and among LEI AMEA Investments B.V., Laureate Education, Inc., SEI Newco Inc. and Strategic Education, Inc.	10-Q	001-38002	2.9	11/05/2020
2.10#	Master Agreement, dated September 10, 2020, by and among Laureate International B.V., Laureate I, B.V., Servicios Regionales Universitarios LE, S.C. and Fundación Educación y Cultura	10-Q	001-38002	2.10	11/05/2020
2.11#	Membership Interest Purchase Agreement, dated September 11, 2020, by and between Laureate Education, Inc. and Adtalem Global Education Inc.	10-Q	001-38002	2.11	11/05/2020
2.12#	Transaction Agreement, dated September 11, 2020, by and among Laureate Education, Inc., Rede Internacional de Universidades Laureate Ltda., Ser Educacional S.A. and, solely for the purposes of certain provisions thereof, José Janguiê Bezerra Diniz and certain of his family members	10-Q	001-38002	2.12	11/05/2020
2.13#	Settlement, Release and Discharge Agreement, dated as of October 29, 2020, by and among Laureate Education, Inc., Rede Internacional de Universidades Laureate Ltda., Ser Educacional S.A., José Janguiê Bezerra Diniz and certain of his family members	10-K	001-38002	2.13	02/25/2021

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.14#	Transaction Agreement, dated October 30, 2020, by and among Laureate Education, Inc., Laureate Netherlands Holding B.V., ICE Inversiones Brazil, SL, Rede Internacional de Universidades Laureate Ltda., Ânima Holding S.A., VC Network Educação S.A., and, solely for the purposes of certain provisions thereof, the controlling shareholders of Ânima Holding S.A.	10-K	001-38002	2.14	02/25/2021
2.15#	Waiver and Amendment to Membership Interest Purchase Agreement by and between Adtalem Global Education Inc. and Laureate Education, Inc., dated as of July 21, 2021	8-K	001-38002	2.1	07/27/2021
2.16#	Amendment dated August 10, 2021 to Membership Interest Purchase Agreement, dated September 11, 2020, by and between Laureate Education, Inc. and Adtalem Global Education Inc.	10-Q	001-38002	2.2	11/04/2021
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-207243	3.1	01/31/2017
3.2	Amended and Restated Bylaws	S-1/A	333-207243	3.2	01/31/2017
3.3	Certificate of Retirement of Convertible Redeemable Preferred Stock, Series A	8-K	001-38002	3.1	07/20/2018
3.4	Certificate of Retirement of Class A Common Stock and Class B Common Stock	8-K	001-38002	3.1	12/17/2021
4.1*	Description of Capital Stock of Laureate Education, Inc.
10.1†	2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	S-1/A	333-207243	10.31	11/20/2015
10.2†	2007 Stock Incentive Plan Form of Stock Option Agreement, as amended on August 31, 2010	S-1/A	333-207243	10.32	11/20/2015
10.3†	2013 Long-Term Incentive Plan Form of Stock Option Agreement effective as of September 11, 2013	S-1/A	333-207243	10.34	11/20/2015
10.4†	Laureate Education, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2009	S-1/A	333-207243	10.35	11/20/2015
10.5†	Form of Management Stockholder’s Agreement for equityholders	S-1/A	333-207243	10.36	11/20/2015
10.6†	Employment Offer Letter, dated July 21, 2008, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S-1/A	333-207243	10.40	11/20/2015
10.7†	Amendment to Employment Offer Letter, dated December 9, 2010, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S-1/A	333-207243	10.41	11/20/2015
10.8†	Form of Stockholders’ Agreement for Entity‑Appointed Directors	S-1/A	333-207243	10.47	11/20/2015
10.9†	Form of Stockholders’ Agreement for Individual Directors	S-1/A	333-207243	10.48	11/20/2015
10.10†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016 for Named Executive Officers	S-1/A	333-207243	10.57	05/20/2016
10.11†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016	S-1/A	333-207243	10.58	05/20/2016
10.12	Subscription Agreement, dated as of December 4, 2016, by and among Laureate Education, Inc., Macquarie Sierra Investment Holdings Inc., and each of the other Persons listed on Schedule A and Schedule B thereto.	S-1/A	333-207243	10.63	12/15/2016
10.13	Registration Rights Agreement by and among Laureate Education, Inc., each of the Investors set forth on Schedule A thereto, Douglas L. Becker and Wengen Alberta, Limited Partnership	10-K	001-38002	10.29	03/20/2018
10.14	Investors’ Stockholders Agreement by and among Laureate Education, Inc., Wengen Alberta, Limited Partnership and the Investors set forth on Schedule A thereto	10-K	001-38002	10.30	03/20/2018
10.15	Amended and Restated Securityholders Agreement by and among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.1	02/06/2017

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.16*
Amendment No. 1 dated October 28, 2021 to the Amended and Restated Securityholders Agreement, dated as of February 6, 2017, among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto

10.17	Amended and Restated Registration Rights Agreement by and among Wengen Alberta, Limited Partnership, Wengen Investments Limited, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.2	02/06/2017
10.18†	Amendment to the 2007 Stock Incentive Plan for Key Employees of Laureate Education, Inc. and its Subsidiaries	10-K	001-38002	10.76	03/29/2017
10.19	Amended and Restated Guarantee, dated as of April 26, 2017, by Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as guarantors, in favor of Citibank, N.A., as collateral agent	10-Q	001-38002	10.83	05/11/2017
10.20	Amended and Restated Pledge Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as pledgors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.84	05/11/2017
10.21	Amended and Restated Security Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as grantors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.85	05/11/2017
10.22	Third Amended and Restated Credit Agreement, dated as of October 7, 2019, among Laureate Education, Inc., the lending institutions from time to time parties thereto, and Citibank, N.A., as administrative agent and collateral agent	8-K	001-38002	10.1	10/11/2019
10.23	First Amendment to Third Amended and Restated Credit Agreement, dated as of July 20, 2020, by Laureate Education, Inc. and Citibank, N.A., as administrative agent	10-Q	001-38002	10.57	11/05/2020
10.24†	Laureate Education, Inc. Amended and Restated 2013 Long-Term Incentive Plan	8-K	001-38002	10.1	06/20/2017
10.25†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017	10-Q	001-38002	10.52	08/08/2017
10.26†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017	10-Q	001-38002	10.53	08/08/2017
10.27†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.56	08/08/2017
10.28†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.57	08/08/2017
10.29*†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2018 Grants
10.30*†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2019 Grants
10.31*†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2020 Grants
10.32*†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2021-2022 Grants for Certain Executives
10.33*†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance Share Units Notice and Agreements for 2019-2020 Grants
10.34*†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance Share Units Notice and Agreement for 2021-2022 Grants

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.35*†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement for Non-Employee Directors
10.36†	Employment Offer Letter, dated November 6, 2017, between Laureate Education, Inc. and Jean-Jacques Charhon	10-K	001-38002	10.67	03/20/2018
10.37†	Employment Offer Letter, dated May 3, 2018, between Timothy Grace and Laureate Education, Inc.	10-Q	001-38002	10.72	08/09/2018
10.38†	Form of Director Indemnity Agreement	10-Q	001-38002	10.64	08/08/2019
10.39†◊	Form of Retention Letter for Certain Corporate Executives	10-Q	001-38002	10.53	05/07/2020
10.40†	Form of Retention/Transaction Bonus Letter for Certain Regional Executives	10-Q	001-38002	10.54	05/07/2020
10.41†	Promotion Offer Letter, dated July 8, 2020, between Laureate Education, Inc. and Richard H. Sinkfield III	10-K	001-38002	10.45	02/25/2021
10.42†◊	Retention Letter, dated April 5, 2020, between Laureate Education, Inc. and Richard H. Sinkfield	10-K	001-38002	10.46	02/25/2021
10.43*†	2021 Annual Incentive Plan for Certain Executives
10.44*†	Promotion Offer Letter, dated March 16, 2021, between Laureate Education, Inc. and Richard M. Buskirk
10.45*†◊	Retention Letter, dated April 28, 2020, between Laureate Education, Inc. and Richard M. Buskirk
10.46*†	Independent Contractor and Consultant Agreement, dated May 28, 2021, between Laureate Education, Inc. and Marcelo Barbalho Cardoso
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32*	Certifications pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
Ex. 101.INS*	XBRL Instance Document - - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
Ex. 101.SCH*	Inline XBRL Taxonomy Extension Schema Document
Ex. 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Ex. 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
#	The exhibits, disclosure schedules, and other schedules, as applicable, have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
†	Indicates a management contract or compensatory plan or arrangement.
◊	Certain identified information has been omitted from this exhibit because it is both (1) not material, and (2) is the type that the Company treats as private or confidential.

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

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2022.

Laureate Education, Inc.

By: /s/ RICHARD M. BUSKIRK
Richard M. Buskirk
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ EILIF SERCK-HANSSEN	President, Chief Executive Officer and Director	February 24, 2022
Eilif Serck-Hanssen	(Principal Executive Officer)

/s/ RICHARD M. BUSKIRK	Senior Vice President and Chief Financial Officer	February 24, 2022
Richard M. Buskirk	(Principal Financial Officer)

/s/ GERARD M. KNAUER	Vice President, Accounting and Global Controller	February 24, 2022
Gerard M. Knauer	(Principal Accounting Officer)

/s/ KENNETH W. FREEMAN	Chairman of the Board	February 24, 2022
Kenneth W. Freeman

/s/ BRIAN F. CARROLL	Director	February 24, 2022
Brian F. Carroll

/s/ ANDREW B. COHEN	Director	February 24, 2022
Andrew B. Cohen

/s/ WILLIAM L. CORNOG	Director	February 24, 2022
William L. Cornog

/s/ PEDRO DEL CORRO	Director	February 24, 2022
Pedro del Corro

/s/ MICHAEL J. DURHAM	Director	February 24, 2022
Michael J. Durham

/s/ GEORGE MUÑOZ	Director	February 24, 2022
George Muñoz

/s/ DR. JUDITH RODIN	Director	February 24, 2022
Dr. Judith Rodin

/s/ IAN K. SNOW	Director	February 24, 2022
Ian K. Snow