Form 10-Q
period 2022-03-31
LAUREATE EDUCATION, INC.
filed 2022-05-05
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2022
Common stock, par value $0.004 per share	172,504,981 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended March 31,	2022	2021
	(Unaudited)	(Unaudited)
Revenues	$209,563	$194,701
Costs and expenses:
Direct costs	182,880	181,848
General and administrative expenses	17,505	42,594
Loss on impairment of assets	144	56,650
Operating income (loss)	9,034	(86,391)
Interest income	1,968	711
Interest expense	(3,731)	(23,518)
Loss on debt extinguishment	—	(13)
Gain on derivatives	—	29,330
Other (expense) income, net	(1,226)	34
Foreign currency exchange (loss) gain, net	(3,601)	28,183
Income (loss) from continuing operations before income taxes and equity in net income of affiliates	2,444	(51,664)
Income tax expense	(47,967)	(112,861)
Equity in net income of affiliates, net of tax	108	—
Loss from continuing operations	(45,415)	(164,525)
Income (loss) from discontinued operations, net of tax expense of $0 and $9,665, respectively	735	(418)
Net loss	(44,680)	(164,943)
Net loss attributable to noncontrolling interests	469	15
Net loss attributable to Laureate Education, Inc.	$(44,211)	$(164,928)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.25)	$(0.82)
Income (loss) from discontinued operations	—	—
Basic and diluted loss per share	$(0.25)	$(0.82)
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended March 31,	2022	2021
	(Unaudited)	(Unaudited)
Net loss	$(44,680)	$(164,943)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	49,575	(59,761)
Minimum pension liability adjustment, net of tax of $0 for both periods	14	(168)
Total other comprehensive income (loss)	49,589	(59,929)
Comprehensive income (loss)	4,909	(224,872)
Net comprehensive loss attributable to noncontrolling interests	467	33
Comprehensive income (loss) attributable to Laureate Education, Inc.	$5,376	$(224,839)
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$293,835	$324,801
Restricted cash	20,607	20,774
Receivables:
Accounts and notes receivable	108,851	117,987
Other receivables	80,690	96,229
Allowance for doubtful accounts	(60,461)	(62,226)
Receivables, net	129,080	151,990
Income tax receivable	27,055	30,474
Prepaid expenses and other current assets	21,034	16,280
Total current assets	491,611	544,319
Property and equipment:
Land	127,695	121,173
Buildings	346,870	328,343
Furniture, equipment and software	478,945	459,189
Leasehold improvements	113,034	106,813
Construction in-progress	8,902	9,622
Accumulated depreciation and amortization	(558,593)	(525,623)
Property and equipment, net	516,853	499,517
Operating lease right-of-use assets, net	384,496	384,344
Goodwill	567,061	546,795
Tradenames	148,646	142,848
Deferred costs, net	5,903	5,981
Deferred income taxes	47,782	38,713
Other assets	41,807	42,629
Long-term assets held for sale	6,573	6,164
Total assets	$2,210,732	$2,211,310
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	March 31, 2022	December 31, 2021
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$45,704	$26,870
Accrued expenses	72,190	65,558
Accrued compensation and benefits	68,677	90,454
Deferred revenue and student deposits	97,055	43,959
Current portion of operating leases	39,281	38,149
Current portion of long-term debt and finance leases	53,220	49,082
Income taxes payable	32,348	38,705
Other current liabilities	16,891	18,097
Current liabilities held for sale	1,167	1,054
Total current liabilities	426,533	371,928
Long-term operating leases, less current portion	373,557	377,104
Long-term debt and finance leases, less current portion	99,425	104,588
Deferred compensation	11,971	11,896
Income taxes payable	128,800	96,463
Deferred income taxes	88,361	73,624
Other long-term liabilities	24,987	24,640
Long-term liabilities held for sale	10,496	9,795
Total liabilities	1,164,130	1,070,038
Redeemable noncontrolling interests and equity	1,714	1,714
Stockholders' equity:
Preferred stock, par value $0.001 per share – 50,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.004 per share – 700,000 shares authorized, 230,210 shares issued and 172,505 shares outstanding as of March 31, 2022 and 228,831 shares issued and 180,611 shares outstanding as of December 31, 2021	921	915
Additional paid-in capital	2,402,072	2,388,783
(Accumulated deficit) retained earnings	(28,688)	15,523
Accumulated other comprehensive loss	(470,617)	(520,204)
Treasury stock at cost (57,705 shares held at March 31, 2022 and 48,220 shares held at December 31, 2021)	(857,048)	(744,174)
Total Laureate Education, Inc. stockholders' equity	1,046,640	1,140,843
Noncontrolling interests	(1,752)	(1,285)
Total stockholders' equity	1,044,888	1,139,558
Total liabilities and stockholders' equity	$2,210,732	$2,211,310
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the three months ended March 31,	2022	2021
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net loss	$(44,680)	$(164,943)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,365	22,672
Amortization of operating lease right-of-use assets	7,763	15,688
Loss on impairment of assets	144	57,714
(Gain) loss on sales and disposal of subsidiaries and property and equipment, net	(713)	16,461
Gain on derivative instruments	—	(29,330)
Loss on debt extinguishment	—	73
Non-cash interest expense	234	4,592
Non-cash share-based compensation expense	2,762	1,576
Bad debt expense	(2,535)	3,273
Deferred income taxes	4,413	84,409
Unrealized foreign currency exchange gain	(753)	(23,687)
Non-cash loss from non-income tax contingencies	69	11,995
Other, net	1,563	1,909
Changes in operating assets and liabilities:
Receivables	18,922	5,111
Prepaid expenses and other assets	(2,996)	(14,133)
Accounts payable and accrued expenses	(15,695)	(30,733)
Income tax receivable/payable, net	26,960	(16,731)
Deferred revenue and other liabilities	44,054	65,367
Net cash provided by operating activities	53,877	11,283
Cash flows from investing activities
Purchase of property and equipment	(1,211)	(11,743)
Expenditures for deferred costs	(44)	(1,896)
Receipts from sales of discontinued operations, net of cash sold, and property and equipment	9,193	30,845
Payments on derivatives related to sale of discontinued operations	—	(18,294)
Net cash provided by (used in) investing activities	7,938	(1,088)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	49,691	996
Payments on long-term debt	(58,890)	(53,670)
Payment of dividend equivalent rights for vested share-based awards	(3,490)	—
Proceeds from exercise of stock options	11,496	—
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(774)	(1,222)
Payments to repurchase common stock	(102,171)	(145,244)
Payments of debt issuance costs	—	(14)
Net cash used in financing activities	(104,138)	(199,154)
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	11,190	(6,850)
Change in cash included in current assets held for sale	—	(3,526)
Net change in Cash and cash equivalents and Restricted cash	(31,133)	(199,335)
Cash and cash equivalents and Restricted cash at beginning of period	345,575	867,298
Cash and cash equivalents and Restricted cash at end of period	$314,442	$667,963
The accompanying notes are an integral part of these consolidated financial statements.

Laureate Education, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands)
Note 1. Description of Business

Laureate Education, Inc. and subsidiaries (hereinafter Laureate, we, us, our, or the Company) provide higher education programs and services to students through licensed universities and higher education institutions (institutions). Laureate's programs are provided through institutions that are campus-based and through electronically distributed educational programs (online). In response to the COVID-19 pandemic, we temporarily transitioned the educational delivery method at all of our campus-based institutions to be online, leveraging our existing technologies and learning platforms to serve students outside of the traditional classroom setting. Face-to-face educational activities have now resumed at most of our campuses.

We are domiciled in Delaware as a public benefit corporation, a demonstration of our long-term commitment to our mission to benefit our students and society. The Company completed its initial public offering (IPO) on February 6, 2017 and its shares are listed on the Nasdaq Global Select Market under the symbol “LAUR.”

Discontinued Operations

As a result of the strategic review first announced in January 2020, during the third quarter of 2020, the Company completed a sale of its operations in Chile and signed agreements to sell its operations in Brazil, Australia and New Zealand, as well as Walden University in the United States. Additionally, prior to 2020, the Company had announced the divestiture of certain other subsidiaries in Europe, Asia and Central America, which has been completed. These announcements represented strategic shifts that had a major effect on the Company’s operations and financial results. Accordingly, all of the divestitures that were part of these strategic shifts were accounted for as Discontinued Operations for all periods presented in accordance with Accounting Standards Codification (ASC) 205-20, “Discontinued Operations” (ASC 205).

All planned divestitures have now been completed, and the Company has concluded its strategic review process. The Company’s continuing operations are Mexico and Peru. All other markets have been divested (the Discontinued Operations). See Note 4, Discontinued Operations and Assets Held for Sale, for more information. Unless indicated otherwise, the information in the footnotes to the Consolidated Financial Statements relates to continuing operations.

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, these financial statements include all adjustments considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with Laureate's audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the 2021 Form 10-K).

Note 2. Significant Accounting Policies

COVID-19

The outbreak of COVID-19 has caused domestic and global disruption in operations for institutions of higher education. The long-term effect to the Company of the COVID-19 pandemic depends on numerous factors, including, but not limited to, the effect on student enrollment, tuition pricing, and collections in future periods, which cannot be fully quantified at this time. As of March 31, 2022 and through the date of this Form 10-Q, the Company evaluated its accounting estimates that require consideration of forecasted financial information, based on current information reasonably available to us. The forecast also includes certain estimates and assumptions around macroeconomic conditions. While this evaluation did not result in a material effect to the Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2022, future evaluations could result in a material effect, including potential impairments, depending on the eventual impact to the Company of the COVID-19 pandemic and its effect on student enrollment, tuition pricing, and collections in future periods.

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

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the three months ended March 31, 2022 and 2021:

	Mexico	Peru	Corporate(1)	Total
2022
Tuition and educational services	$174,074	$56,519	$—	$230,593	110%
Other	28,616	13,387	1,610	43,613	21%
Gross revenue	202,690	69,906	1,610	274,206	131%
Less: Discounts / waivers / scholarships	(60,141)	(4,502)	—	(64,643)	(31)%
Total	$142,549	$65,404	$1,610	$209,563	100%
2021
Tuition and educational services	$166,024	$51,452	$—	$217,476	112%
Other	23,522	9,583	1,806	34,911	18%
Gross revenue	189,546	61,035	1,806	252,387	130%
Less: Discounts / waivers / scholarships	(54,149)	(3,537)	—	(57,686)	(30)%
Total	$135,397	$57,498	$1,806	$194,701	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $108,851 and $117,987 as of March 31, 2022 and December 31, 2021, respectively. The decrease in the contract assets balance at March 31, 2022 compared to December 31, 2021 was primarily driven by collections, in particular the repayment of past-due amounts by students re-enrolling for the next academic session. The first and third calendar quarters generally coincide with the primary and secondary intakes for our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $97,055 and $43,959 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively. The increase in the contract liability balance during the period ended March 31, 2022 was the result of semester billings and cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during that period. Revenue recognized for the three months ended March 31, 2022 that was included in the contract liability balance at the beginning of the year was approximately $30,510.

Note 4. Discontinued Operations and Assets Held for Sale

As discussed in Note 1, Description of Business, the Company’s remaining principal markets are Mexico and Peru. All other markets have been divested.

Summarized operating results and cash flows of the Discontinued Operations are presented in the following tables:

For the three months ended March 31,	2022	2021
Revenues	$—	$239,750
Share-based compensation expense	—	(242)
Other direct costs	—	(201,197)
Loss on impairment of assets	—	(1,064)
Other non-operating expense	—	(11,163)
Gain (loss) on sale of discontinued operations before taxes, net	735	(16,837)
Pretax income (loss) of discontinued operations	735	9,247
Income tax expense	—	(9,665)
Income (loss) from discontinued operations, net of tax	$735	$(418)

Operating cash flows of discontinued operations	$—	$31,117
Investing cash flows of discontinued operations	$—	$(4,858)
Financing cash flows of discontinued operations	$—	$(13,559)

The assets and liabilities of the Discontinued Operations have been classified as held for sale as of March 31, 2022 and December 31, 2021. The assets and liabilities are recorded at the lower of their carrying values or their estimated fair values less costs to sell. The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are presented in the following table:

	March 31, 2022	December 31, 2021
Assets of Discontinued Operations
Operating lease right-of-use assets, net	$6,573	$6,164
Total assets held for sale	$6,573	$6,164

Liabilities of Discontinued Operations
Operating leases, including current portion	$11,663	$10,849
Total liabilities held for sale	$11,663	$10,849

Note 5. Business and Geographic Segment Information

Laureate’s educational services are offered through two reportable segments: Mexico and Peru. Laureate determines its segments based on information utilized by the chief operating decision maker to allocate resources and assess performance.

Our segments generate revenues by providing an education that emphasizes profession-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings utilize hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. The Mexico and Peru markets are characterized by what we believe is a significant imbalance between supply and demand. The demand for higher education is large and growing and is fueled by several demographic and economic factors, including a growing middle class, global growth in services and technology-related industries and recognition of the significant personal and economic benefits gained by graduates of higher education institutions. The target demographics are primarily 18- to 24-year-olds in the countries in which we compete. We compete with other private higher education institutions on the basis of price, educational quality, reputation and location. We believe that we compare favorably with competitors because of our focus on quality, professional-oriented curriculum and the competitive advantages provided by our network. There are a number of private and public institutions in Mexico and Peru, and it is difficult to predict how the markets will evolve and how many competitors there will be in the future. We expect competition to increase as the Mexican and Peruvian markets mature. Essentially all of our revenues were generated from private pay sources as there are no material government-sponsored loan programs in Mexico or Peru. Specifics related to both of our reportable segments are discussed below.

In Mexico, the private sector plays a meaningful role in higher education, bridging supply and demand imbalances created by a lack of capacity at public universities. Laureate owns two nationally licensed institutions and is present throughout the country with a footprint of over 35 campuses. Students in our Mexican institutions typically finance their own education.

In Peru, private universities are increasingly providing the capacity to meet growing demand in the higher-education market. Laureate owns three institutions in Peru.

As discussed in Note 1, Description of Business, and Note 4, Discontinued Operations and Assets Held for Sale, in prior periods a number of our subsidiaries met the requirements to be classified as Discontinued Operations. As a result, the Discontinued Operations have been excluded from the segment information for all periods presented.

Inter-segment transactions are accounted for in a similar manner as third-party transactions and are eliminated in consolidation. The Corporate amounts presented in the following tables include corporate charges that were not allocated to our reportable segments and adjustments to eliminate inter-segment items.

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Foreign currency exchange (loss) gain, net, Other (expense) income, net, Gain on derivatives, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. Our EiP initiative was completed as of December 31, 2021, except for certain EiP expenses related to the completion of programs that began in prior periods. EiP was an enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs), as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also included other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure, an enterprise-wide program aimed at revenue growth, and certain non-recurring costs incurred in connection with the dispositions.

When we review Adjusted EBITDA on a segment basis, we exclude any intercompany revenues and expenses related to network fees and royalties between our segments, which eliminate in consolidation. We use total assets as the measure of assets for reportable segments.

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Income (loss) from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations:

For the three months ended March 31,	2022	2021
Revenues
Mexico	$142,549	$135,397
Peru	65,404	57,498
Corporate	1,610	1,806
Revenues	$209,563	$194,701
Adjusted EBITDA of reportable segments
Mexico	$36,951	$17,269
Peru	3,829	11,594
Total Adjusted EBITDA of reportable segments	40,780	28,863
Reconciling items:
Corporate	(13,625)	(19,202)
Depreciation and amortization expense	(14,365)	(22,761)
Loss on impairment of assets	(144)	(56,650)
Share-based compensation expense	(2,762)	(1,334)
EiP expenses	(850)	(15,307)
Operating income (loss)	9,034	(86,391)
Interest income	1,968	711
Interest expense	(3,731)	(23,518)
Loss on debt extinguishment	—	(13)
Gain on derivatives	—	29,330
Other (expense) income, net	(1,226)	34
Foreign currency (loss) gain, net	(3,601)	28,183
Income (loss) from continuing operations before income taxes and equity in net income of affiliates	$2,444	$(51,664)

	March 31, 2022	December 31, 2021
Assets
Mexico	$1,240,282	$1,251,791
Peru	585,917	598,862
Corporate and Discontinued Operations	384,533	360,657
Total assets	$2,210,732	$2,211,310

Note 6. Goodwill

The change in the net carrying amount of Goodwill from December 31, 2021 through March 31, 2022 was composed of the following items:

	Mexico	Peru	Total
Balance at December 31, 2021	$479,223	$67,572	$546,795
Currency translation adjustments	15,657	4,609	20,266
Balance at March 31, 2022	$494,880	$72,181	$567,061

Note 7. Debt

Outstanding long-term debt was as follows:

	March 31, 2022	December 31, 2021
Senior long-term debt:
Senior Secured Credit Facility (stated maturity date October 2024)	$—	$—
Other debt:
Lines of credit	10,816	10,131
Notes payable and other debt	98,966	102,003
Total senior and other debt	109,782	112,134
Finance lease obligations and sale-leaseback financings	46,095	45,124
Total long-term debt and finance leases	155,877	157,258
Less: total unamortized deferred financing costs	3,232	3,588
Less: current portion of long-term debt and finance leases	53,220	49,082
Long-term debt and finance leases, less current portion	$99,425	$104,588

Senior Secured Credit Facility

Under our Third Amended and Restated Credit Agreement (the Third A&R Credit Agreement), the Company maintains a revolving credit facility (the Senior Secured Credit Facility) that has a borrowing capacity of $410,000 and a maturity date of October 7, 2024. As of March 31, 2022 and December 31, 2021, no amounts were borrowed on this facility.

Estimated Fair Value of Debt

As of March 31, 2022 and December 31, 2021, the estimated fair value of our debt approximated its carrying value.

Certain Covenants

As of March 31, 2022, our Third A&R Credit Agreement contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Third A&R Credit Agreement provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, to exceed 3.50x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The agreement also provides that if (i) the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, is not greater than 4.75x as of such date and (ii) less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of March 31, 2022, these conditions were satisfied and, therefore, we were not subject to the leverage ratio. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of March 31, 2022.

Note 8. Leases

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Our variable lease payments consist of non-lease services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Many of our lease agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. On occasion, Laureate has entered into sublease agreements for certain leased office space; however, the sublease income from these agreements is immaterial.

Note 9. Commitments and Contingencies

Loss Contingencies

Laureate is subject to legal actions arising in the ordinary course of its business. In management's opinion, we have adequate legal defenses, insurance coverage and/or accrued liabilities with respect to the eventuality of such actions. We do not believe that any settlement would have a material impact on our Consolidated Financial Statements.

Contingent Liabilities for Taxes

As of March 31, 2022 and December 31, 2021, Laureate has recorded cumulative liabilities for income tax contingencies of $124,150 and $91,585, respectively.

Other Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of March 31, 2022 and December 31, 2021, approximately $7,400 and $7,200, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets.

Guarantees

In connection with a loan agreement entered into by a Laureate subsidiary in Peru, all of the shares of Universidad Privada del Norte, one of our universities, were pledged to the third-party lender as a guarantee of the payment obligations under the loan.

During the first quarter of 2021, one of our Peruvian institutions issued a bank guarantee in order to appeal a preliminary tax assessment received related to tax audits of 2014 and 2015. As of March 31, 2022 and December 31, 2021, the amount of the guarantee was $6,283 and $5,885, respectively.

Note 10. Share-based Compensation

Share-based compensation expense was as follows:

For the three months ended March 31,	2022	2021
Continuing operations
Stock options, net of estimated forfeitures	$—	$176
Restricted stock awards	2,762	1,158
Total continuing operations	$2,762	$1,334

Discontinued operations
Share-based compensation expense for discontinued operations	—	242
Total continuing and discontinued operations	$2,762	$1,576

Note 11. Stockholders’ Equity

The components of net changes in stockholders’ equity for the three months ended March 31, 2022 are as follows:

	Laureate Education, Inc. Stockholders
	Common Stock		Additional paid-in capital	Retained Earnings (Accumulated Deficit)	Accumulated other comprehensive loss	Treasury stock at cost	Non-controlling interests	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2021	180,611	$915	$2,388,783	$15,523	$(520,204)	$(744,174)	$(1,285)	$1,139,558
Non-cash stock compensation	—	—	2,762	—	—	—	—	2,762
Purchase of treasury stock at cost	(9,485)	—	—	—	—	(112,874)	—	(112,874)
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	1,379	6	10,716	—	—	—	—	10,722
Equitable adjustments to stock-based awards	—	—	(189)	—	—	—	—	(189)
Net loss	—	—	—	(44,211)	—	—	(469)	(44,680)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	49,573	—	2	49,575
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	14	—	—	14
Balance at March 31, 2022	172,505	$921	$2,402,072	$(28,688)	$(470,617)	$(857,048)	$(1,752)	$1,044,888

The components of net changes in stockholders’ equity for the three months ended March 31, 2021 are as follows:

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive loss	Treasury stock at cost	Non-controlling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	115,119	$548	90,792	$363	$3,760,029	$(176,822)	$(941,986)	$(365,316)	$(12,882)	$2,263,934
Beginning retained earnings adjustment	—	—	—	—	—	(101)	—	—	—	(101)
Non-cash stock compensation	—	—	—	—	1,576	—	—	—	—	1,576
Conversion of Class B shares to Class A shares	17,248	69	(17,248)	(69)	—	—	—	—	—	—
Purchase of treasury stock at cost	(10,401)	—	—	—	—	—	—	(145,806)	—	(145,806)
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	247	1	—	—	(1,223)	—	—	—	—	(1,222)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	(20)	—	—	—	—	(20)
Net loss	—	—	—	—	—	(164,928)	—	—	(15)	(164,943)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(59,743)	—	(18)	(59,761)
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	(168)	—	—	(168)
Balance at March 31, 2021	122,213	$618	73,544	$294	$3,760,362	$(341,851)	$(1,001,897)	$(511,122)	$(12,915)	$1,893,489

Effective October 29, 2021, each share of Company Class A common stock and each share of Company Class B common stock automatically converted into one share of common stock of the Company. Following the conversion, the Company has only one class of common stock outstanding.

Stock Repurchase Program

On March 14, 2022, Laureate announced that its Board of Directors had approved an increase of $50,000 to the existing authorization to repurchase shares of the Company’s common stock under its share repurchase program, for a total authorization of $650,000. The authorizations do not have an expiration date. The Company’s repurchases may be made on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s Board of Directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. The Company expects to finance the repurchases with free cash flow, from excess cash and liquidity on-hand, or from its revolving credit facility, or a combination thereof. During the three months ended March 31, 2022, the Company repurchased 9,485 shares of its outstanding common stock for a total purchase price of $112,874. Approximately $10,700 of this total purchase price was paid in April 2022.

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

	March 31, 2022			December 31, 2021
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation adjustment	$(479,899)	$948	$(478,951)	$(529,472)	$946	$(528,526)
Unrealized gain on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(1,134)	—	(1,134)	(1,148)	—	(1,148)
Accumulated other comprehensive loss	$(470,617)	$948	$(469,669)	$(520,204)	$946	$(519,258)

Note 12. Derivative Instruments

In the normal course of business, our operations are exposed to fluctuations in foreign currency values and interest rate changes. We may seek to control a portion of these risks through a risk management program that includes the use of derivative instruments.

Prior to their repayment, Laureate’s senior long-term debt arrangements were primarily in USD. Our ability to make debt payments was subject to fluctuations in the value of the USD against foreign currencies, since a majority of our operating cash used to make these payments was generated by subsidiaries with functional currencies other than USD. As part of our overall risk management policies, Laureate has at times entered into foreign currency swap contracts and floating-to-fixed interest rate swap contracts. For example, in November 2020 we entered into the BRL to USD foreign currency swap described below. In addition, we occasionally enter into foreign exchange forward contracts to reduce the impact of other non-functional currency-denominated receivables and payables. We do not enter into speculative or leveraged transactions, nor do we hold or issue derivatives for trading purposes. We generally intend to hold our derivatives until maturity.

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

Laureate did not hold any derivatives as of March 31, 2022 and December 31, 2021.

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

Components of the reported Gain on derivatives not designated as hedging instruments in the Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 were as follows:

For the three months ended March 31,	2022	2021
Cross currency swaps
Unrealized gain	$—	$47,624
Realized loss	—	(18,294)
Gain on derivatives, net	$—	$29,330

Credit Risk and Credit-Risk-Related Contingent Features
Derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation. The amount of our credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position. Laureate limits its credit risk by only entering into derivative transactions with highly rated major financial institutions. We have not entered into collateral agreements with our derivatives’ counterparties. As of March 31, 2022 and December 31, 2021, we did not hold any derivatives in a net gain position, and thus had no credit risk.

Laureate’s agreements with its derivative counterparties typically contain a provision under which the Company could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to a default on the indebtedness. As of March 31, 2022 and December 31, 2021, the Company did not have any outstanding derivative agreements.

Note 13. Income Taxes

Laureate's income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the three months ended March 31, 2022 and 2021 are based on estimated full-year effective tax rates, adjusted for discrete income tax items related specifically to the interim periods. Laureate has operations in multiple countries at various statutory tax rates and other operations that are loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss.

For the three months ended March 31, 2022, the Company recognized income tax expense of $47,967, as compared to $112,861 in the prior year period. Income tax expense for the three months ended March 31, 2022 was primarily driven by discrete tax expense of approximately $32,500 that was recorded for income tax reserves related to a retrospective provision of final regulations from the U.S. Treasury Department that were published during the first quarter of 2022. In addition, income tax expense for the three months ended March 31, 2022 was attributable to pretax income, the jurisdictional mix of earnings and pretax losses for which the Company cannot recognize a tax benefit, and the tax effect of stock options that expired unexercised. The income tax expense for the three months ended March 31, 2021 was primarily driven by discrete tax expense recorded for income tax reserves of approximately $58,900.

Note 14. Earnings (Loss) Per Share

Effective October 29, 2021, each share of the Company's Class A common stock and each share of the Company's Class B common stock automatically converted into one share of common stock of the Company. Following the conversion, the Company has only one class of common stock outstanding. Prior to that, our common stock had a dual class structure, consisting of Class A common stock and Class B common stock. Other than voting rights, the Class B common stock had the same rights as the Class A common stock, and therefore both were treated as the same class of stock for purposes of the earnings per share calculation. Laureate computes basic earnings per share (EPS) by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that would occur if share-based compensation awards, contingently issuable shares, or convertible securities were exercised or converted into common stock. To calculate the diluted EPS, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted stock, restricted stock units, and any contingently issuable shares determined using the treasury stock method, and any convertible securities using the if-converted method.
The following tables summarize the computations of basic and diluted earnings (loss) per share:

For the three months ended March 31,	2022	2021
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Loss from continuing operations	$(45,415)	$(164,525)
Loss attributable to noncontrolling interests	469	24
Loss from continuing operations attributable to Laureate Education, Inc.	(44,946)	(164,501)

Accretion of redemption value of redeemable noncontrolling interests and equity	—	(20)
Net loss from continuing operations for basic and diluted loss per share	$(44,946)	$(164,521)

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Income (loss) from discontinued operations, net of tax	$735	$(418)
Loss (income) attributable to noncontrolling interests	—	(9)
Net income (loss) from discontinued operations for basic and diluted earnings (loss) per share	$735	$(427)

Denominator used in basic and diluted earnings (loss) per common share:
Basic weighted average shares outstanding	177,995	200,224

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.25)	$(0.82)
Income (loss) from discontinued operations	—	—
Basic and diluted loss per share	$(0.25)	$(0.82)

The following table summarizes the number of stock options and shares of restricted stock units that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

For the three months ended March 31,	2022	2021
Stock options	1,644	3,394
Restricted stock units	698	586

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

Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations. There have been no material changes to the laws and regulations affecting our higher education institutions that are described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Note 16. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the March 31, 2021 balance. The March 31, 2022 and March 31, 2021 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021	December 31, 2021
Cash and cash equivalents	$293,835	$561,330	$324,801
Restricted cash	20,607	106,633	20,774
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$314,442	$667,963	$345,575

Restricted cash represents cash that is not immediately available for use in current operations and primarily includes cash held to collateralize standby letters of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q (this Form 10-Q) contains “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or similar expressions that concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results, and all statements we make relating to (i) our current growth strategy and other future plans, strategies or transactions that may be identified, explored or implemented and any litigation or dispute resulting from any completed transaction, (ii) any anticipated share repurchases or cash distributions, and (iii) the potential impact of the COVID-19 pandemic on our business or the global economy as a whole are forward‑looking statements. In addition, we, through our senior management, from time to time make forward‑looking public statements concerning our expected future operations and performance and other developments. All of these forward‑looking statements are subject to risks and uncertainties that may change at any time, including with respect to our current growth strategy and the impact of any completed divestiture or separation transaction on our remaining businesses. Accordingly, our actual results may differ materially from those we expected. We derive most of our forward‑looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements and risk factor included in this Form 10-Q, are disclosed in “Item 1—Business,” and “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the 2021 Form 10-K). Some of the factors that we believe could affect our results include:
•the risks associated with operating our portfolio of degree-granting higher education institutions in Mexico and Peru, including complex business, foreign currency, political, legal, regulatory, tax and economic risks;
•our ability to maintain and, subsequently, increase tuition rates and student enrollments in our institutions;
•the risks and uncertainties related to the long-term effect to the Company of the COVID-19 pandemic and any resurgence, including, but not limited to, its effect on student enrollment, tuition pricing, and collections in future periods;
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

Overview

Our Business

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. Collectively, we have approximately 405,100 students enrolled at five institutions in these two countries. We believe that the higher education markets in Mexico and Peru present an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in those markets. We believe that the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education, creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy. We have two reportable segments as described below. We group our institutions by geography in Mexico and Peru for reporting purposes.

COVID-19

In response to the COVID-19 pandemic, we transitioned the educational delivery method at all of our institutions to be online, leveraging our existing technologies and learning platforms to serve students outside of the traditional classroom setting. Face-to-face educational activities have now resumed at most of our campuses. We will continue to monitor the situation and adjust based on what is most appropriate for each market. See also “Item 1A—Risk Factors—An epidemic, pandemic or other public health emergency, such as the current global coronavirus (COVID-19) outbreak and the efficacy and distribution of COVID-19 vaccines in the locations in which we operate could have a material adverse effect on our business, financial condition, cash flows and results of operations” in our 2021 Form 10-K.

Discontinued Operations

As a result of the strategic review first announced in January 2020, during the third quarter of 2020, the Company completed a sale of its operations in Chile and signed agreements to sell its operations in Brazil, Australia and New Zealand, as well as Walden University in the United States. Additionally, prior to 2020, the Company had announced the divestiture of certain other subsidiaries in Europe, Asia and Central America, which has been completed. These announcements represented strategic shifts that had a major effect on the Company’s operations and financial results. Accordingly, all of the divestitures that were part of these strategic shifts were accounted for as Discontinued Operations for all periods presented in accordance with Accounting Standards Codification (ASC) 205-20, “Discontinued Operations” (ASC 205).

All planned divestitures have now been completed, and the Company has concluded its strategic review process. The Company’s continuing operations are Mexico and Peru. All other markets have been divested (the Discontinued Operations).

The Discontinued Operations are excluded from the segment information for all periods presented, as they do not meet the criteria for a reportable segment under ASC 280, “Segment Reporting.” Unless indicated otherwise, the information in the

MD&A relates to continuing operations. See also Note 4, Discontinued Operations and Assets Held for Sale, in our consolidated financial statements included elsewhere in this Form 10-Q.

Our Segments

Our segments generate revenues by providing an education that emphasizes profession-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings utilize hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. The Mexico and Peru markets are characterized by what we believe is a significant imbalance between supply and demand. The demand for higher education is large and growing and is fueled by several demographic and economic factors, including a growing middle class, global growth in services and technology-related industries and recognition of the significant personal and economic benefits gained by graduates of higher education institutions. The target demographics are primarily 18- to 24-year-olds in the countries in which we compete. We compete with other private higher education institutions on the basis of price, educational quality, reputation and location. We believe that we compare favorably with competitors because of our focus on quality, professional-oriented curriculum and the competitive advantages provided by our network. There are a number of private and public institutions in Mexico and Peru, and it is difficult to predict how the markets will evolve and how many competitors there will be in the future. We expect competition to increase as the Mexican and Peruvian markets mature. Essentially all of our revenues were generated from private pay sources as there are no material government-sponsored loan programs in Mexico or Peru. Specifics related to both of our reportable segments are discussed below:

•Private education providers in Mexico constitute 35% of the total higher-education market. The private sector plays a meaningful role in higher education, bridging supply and demand imbalances created by a lack of capacity at public universities. Laureate owns two nationally licensed institutions and is present throughout the country with a footprint of over 35 campuses. Students in our Mexican institutions typically finance their own education.

•In Peru, private universities are increasingly providing the capacity to meet growing demand and constitute approximately 69% of the total higher-education market. Laureate owns three institutions in Peru.

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

The following information for our reportable segments is presented as of March 31, 2022:

	Institutions	Enrollment	2022 YTD Revenues ($ in millions)(1)	% Contribution to 2022 YTD Revenues
Mexico	2	196,800	$142.5	68%
Peru	3	208,300	65.4	32%
Total (1)	5	405,100	$209.6	100%
(1) Amounts related to Corporate totaled $1.6 million and are not separately presented.

Challenges

Our operations are outside of the United States and are subject to complex business, economic, legal, regulatory, political, tax and foreign currency risks, which may be difficult to adequately address. As a result, we face risks that are inherent in international operations, including: fluctuations in exchange rates, possible currency devaluations, inflation and hyper-inflation; price controls and foreign currency exchange restrictions; potential economic and political instability in the countries in which we operate; expropriation of assets by local governments; key political elections and changes in government policies; multiple and possibly overlapping and conflicting tax laws; and compliance with a wide variety of foreign laws. See “Item 1A—Risk Factors—Risks Relating to Our Business—We operate a portfolio of degree-granting higher education institutions in Mexico and Peru and are subject to complex business, economic, legal, political, tax and foreign currency risks, which risks may be difficult to adequately address,” in our 2021 Form 10-K. We plan to grow our operations organically by: 1) adding new programs and course offerings, including online and hybrid offerings; 2) expanding target student demographics; and 3) increasing capacity at existing and new campus locations. Our success in growing our business will depend on the ability to anticipate and effectively manage these and other risks related to operating in various countries.

Regulatory Environment and Other Matters

Our business is subject to varying laws and regulations based on the requirements of local jurisdictions. These laws and regulations are subject to updates and changes. We cannot predict the form of the rules that ultimately may be adopted in the future or what effects they might have on our business, financial condition, results of operations and cash flows. We will continue to develop and implement necessary changes that enable us to comply with such laws and regulations. See also “Item 1A—Risk Factors—Risks Relating to Our Business—Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations,” and “Item 1—Business—Industry Regulation” in our 2021 Form 10-K for a detailed discussion of our different regulatory environments.

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

Principal Components of Income Statement

Revenues

The majority of our revenue is derived from tuition and educational services. The amount of tuition generated in a given period depends on the price per credit hour and the total credit hours or price per program taken by the enrolled student population. The price per credit hour varies by program, by market and by degree level. Additionally, varying levels of discounts and scholarships are offered depending on market-specific dynamics and individual achievements of our students. Revenues are recognized net of scholarships and other discounts, refunds and waivers. In addition to tuition revenues, we generate other revenues from student fees and other education-related activities. These other revenues are less material to our overall financial results and have a tendency to trend with tuition revenues. The main drivers of changes in revenues between periods are student enrollment and price. We continually monitor market conditions and carefully adjust our tuition rates to meet local demand levels. We proactively seek the best price and content combinations to remain competitive in all the markets in which we operate.

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

Factors Affecting Comparability

Dispositions

Any dispositions of our continuing operations would affect the comparability of our financial statements from period to period. Dispositions completed during one period impact comparability to a prior period in which we owned the divested entity. Therefore, changes related to such entities are considered “incremental impact of dispositions” for the first 12 months subsequent to the disposition. As discussed above, all of the divestitures that are part of the strategic shifts are included in Discontinued Operations for all periods presented.

Foreign Exchange

While the USD is our reporting currency, our institutions are located in Mexico and Peru and operate in other functional currencies, namely the Mexican peso and Peruvian nuevo sol. We monitor the impact of foreign currency movements and the correlation between the local currency and the USD. Our revenues and expenses are generally denominated in local currency. The principal foreign exchange exposure is the risk related to the translation of revenues and expenses incurred in each country from the local currency into USD. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our reported revenues and earnings may be negatively affected by the strengthening of the U.S. dollar and currency exchange rates” in our 2021 Form 10-K. In order to provide a framework for assessing how our business performed excluding the effects of foreign currency fluctuations, we present organic constant currency in our segment results, which is calculated using the change from prior-year average foreign exchange rates to current-year average foreign exchange rates, as applied to local-currency operating results for the current year, and then excludes the impact of other items, as described in the segments results.

Seasonality

Our institutions have a summer break during which classes are generally not in session and minimal revenues are recognized. In addition to the timing of summer breaks, holidays such as Easter also have an impact on our academic calendar. Operating expenses, however, do not fully correlate to the enrollment and revenue cycles, as the institutions continue to incur expenses during summer breaks. Given the geographic diversity of our institutions and differences in timing of summer breaks, our second and fourth quarters are stronger revenue quarters as the majority of our institutions are in session for most of these respective quarters. Our first and third fiscal quarters are weaker revenue quarters because our institutions have summer breaks for some portion of one of these two quarters. However, our primary enrollment intakes occur during the first and third quarters. Due to this seasonality, revenues and profits in any one quarter are not necessarily indicative of results in subsequent quarters and may not be correlated to new enrollment in any one quarter. Additionally, seasonality may be affected due to other events that could change the academic calendar at our institutions. See “Item 1A—Risk Factors—Risks Relating to Our Business—We experience seasonal fluctuations in our results of operations” in our 2021 Form 10-K.

Income Tax Expense

Our consolidated income tax provision is derived based on the combined impact of federal, state and foreign income taxes. Also, discrete items can arise in the course of our operations that can further impact the Company’s effective tax rate for the period. Our tax rate fluctuates from period to period due to changes in the mix of earnings between our tax-paying entities and our loss-making entities for which it is not 'more likely than not' that a tax benefit will be realized on the loss. See “Item 1A—Risk Factors—Risks Relating to Our Business—We may have exposure to greater-than-anticipated tax liabilities” in our 2021 Form 10-K.

Results from the Discontinued Operations

The results of operations of our Discontinued Operations for the three months ended March 31, 2022 and 2021 were as follows:

	For the three months ended
	March 31,
(in millions)	2022	2021
Revenues	$—	$239.8
Share-based compensation expense	—	(0.2)
Other direct costs	—	(201.2)
Loss on impairment of assets	—	(1.1)
Other non-operating expense	—	(11.2)
Gain (loss) on sale of discontinued operations before taxes, net	0.7	(16.8)
Pretax income of discontinued operations	0.7	9.2
Income tax expense	—	(9.7)
Income (loss) from discontinued operations, net of tax	$0.7	$(0.4)

We completed all of our planned divestitures in 2021. Our remaining operations are included in continuing operations.

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

Comparison of Consolidated Results for the Three Months Ended March 31, 2022 and 2021

			% Change
			Better/(Worse)
(in millions)	2022	2021	2022 vs. 2021
Revenues	$209.6	$194.7	8%
Direct costs	182.9	181.8	(1)%
General and administrative expenses	17.5	42.6	59%
Loss on impairment of assets	0.1	56.7	100%
Operating income (loss)	9.0	(86.4)	110%
Interest expense, net of interest income	(1.8)	(22.8)	92%
Other non-operating (expense) income	(4.8)	57.5	(108)%
Income (loss) from continuing operations before income taxes and equity in net income of affiliates	2.4	(51.7)	105%
Income tax expense	(48.0)	(112.9)	57%
Equity in net income of affiliates, net of tax	0.1	—	nm
Loss from continuing operations	(45.4)	(164.5)	72%
Income (loss) from discontinued operations, net of tax	0.7	(0.4)	nm
Net loss	(44.7)	(164.9)	73%
Net loss attributable to noncontrolling interests	0.5	—	nm
Net loss attributable to Laureate Education, Inc.	$(44.2)	$(164.9)	73%
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see “Discussion of Significant Items Affecting the Consolidated Results.”

Comparison of Consolidated Results for the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Revenues increased by $14.9 million to $209.6 million for the three months ended March 31, 2022 (the 2022 fiscal quarter) from $194.7 million for the three months ended March 31, 2021 (the 2021 fiscal quarter). Average total organic enrollment was higher at our institutions, increasing revenues by $19.6 million compared to the 2021 fiscal quarter. This increase in revenues was partially offset by the effect of a net change in foreign currency exchange rates, which decreased revenues by $3.0 million. The effect of changes in tuition rates and enrollments in programs at varying price points (product mix), pricing and timing decreased revenues by $1.5 million for the 2022 fiscal quarter. Other Corporate and Eliminations changes accounted for a decrease in revenues of $0.2 million.

Direct costs and general and administrative expenses combined decreased by $24.0 million to $200.4 million for the 2022 fiscal quarter from $224.4 million for the 2021 fiscal quarter. EiP implementation expense was $14.4 million lower in the 2022 fiscal quarter following the completion of our EiP program in 2021. Changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in indemnification assets, resulted in a period-over-period decrease in direct costs of $13.3 million. The effect of a net change in foreign currency exchange rates decreased costs by $4.0 million. Other Corporate and Eliminations expenses accounted for a decrease in costs of $5.8 million in the 2022 fiscal quarter, related to cost-reduction efforts. These decreases in direct costs were partially offset by the effect of operational changes, which increased direct costs by $13.5 million, mostly attributable to our Peru segment.

Operating income (loss) changed by $95.4 million to an income of $9.0 million for the 2022 fiscal quarter from a loss of $(86.4) million for the 2021 fiscal quarter. This change was primarily a result of the impairment loss related to the Laureate tradename impairment that was recognized during the 2021 fiscal quarter, combined with higher operating income at our Mexico segment.

Interest expense, net of interest income decreased by $21.0 million to $1.8 million for the 2022 fiscal quarter from $22.8 million for the 2021 fiscal quarter. The decrease in interest expense was primarily attributable to lower average debt balances as a result of debt repayments.

Other non-operating (expense) income changed by $62.3 million to an expense of $(4.8) million for the 2022 fiscal quarter, as compared to income of $57.5 million for the 2021 fiscal quarter. This change was attributable to: (1) a gain on derivative instruments of $29.3 million during the 2021 fiscal quarter, driven by settlement of foreign currency swap agreements in connection with the sale of Brazil operations; (2) a loss on foreign currency exchange in the 2022 fiscal quarter compared to a gain in the 2021 fiscal quarter, for a change of $31.8 million; and (3) the period-over-period effect of other non-operating expense of $1.2 million during the 2022 fiscal quarter.

Income tax expense decreased by $64.9 million to $48.0 million for the 2022 fiscal quarter from $112.9 million for the 2021 fiscal quarter. This decrease was primarily attributable to discrete tax expense recorded during the 2021 fiscal quarter of approximately $58.9 million for increases to income tax reserves, partially offset by discrete tax expense recorded during the 2022 fiscal quarter of approximately $32.5 million for additions to income tax reserves. The remaining difference was primarily attributable to the change in pretax earnings.

Income (loss) from discontinued operations, net of tax changed by $1.1 million to income of $0.7 million for the 2022 fiscal quarter from a loss of $(0.4) million for the 2021 fiscal quarter. See Overview for further detail on results of the Discontinued Operations.

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

The following table presents Adjusted EBITDA and reconciles loss from continuing operations to Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

			% Change
			Better/(Worse)
(in millions)	2022	2021	2022 vs. 2021
Loss from continuing operations	$(45.4)	$(164.5)	72%
Plus:
Equity in net income of affiliates, net of tax	(0.1)	—	nm
Income tax expense	48.0	112.9	57%
Income (loss) from continuing operations before income taxes and equity in net income of affiliates	2.4	(51.7)	105%
Plus:
Foreign currency exchange loss (gain), net	3.6	(28.2)	(113)%
Other expense, net	1.2	—	nm
Gain on derivatives	—	(29.3)	(100)%
Interest expense	3.7	23.5	84%
Interest income	(2.0)	(0.7)	186%
Operating income (loss)	9.0	(86.4)	110%
Plus:
Depreciation and amortization	14.4	22.8	37%
EBITDA	23.4	(63.6)	137%
Plus:
Share-based compensation expense (a)	2.8	1.3	(115)%
Loss on impairment of assets (b)	0.1	56.7	100%
EiP implementation expenses (c)	0.9	15.3	94%
Adjusted EBITDA	$27.2	$9.7	180%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”
(b) Represents non-cash charges related to impairments of long-lived assets. For further details, see “Discussion of Significant Items Affecting the Consolidated Results for the Three Months Ended March 31, 2021.”
(c) EiP implementation expenses are related to our enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs), as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also included other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure, an enterprise-wide program aimed at revenue growth, and certain non-recurring costs incurred in connection with the dispositions. The EiP initiative was completed as of December 31, 2021, except for certain EiP expenses related to the run out of programs that began in prior periods.
Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Three Months Ended March 31, 2022 and 2021
Depreciation and amortization decreased by $8.4 million to $14.4 million for the 2022 fiscal quarter from $22.8 million for the 2021 fiscal quarter. This decrease was primarily attributable to the finite-lived Laureate tradename, which was fully amortized in 2021. When combined with other items, this change decreased depreciation and amortization by $8.0 million. The effect of foreign currency exchange further decreased depreciation and amortization expense by $0.4 million for the 2022 fiscal quarter.

Share-based compensation expense increased by $1.5 million to $2.8 million for the 2022 fiscal quarter from $1.3 million for the 2021 fiscal quarter. The increase was primarily related to the accelerated vesting of unvested equity awards for employees terminated in connection with the now-completed strategic review process.

EiP implementation expenses decreased by $14.4 million to $0.9 million for the 2022 fiscal quarter from $15.3 million for the 2021 fiscal quarter. The decrease resulted from the completion of our EiP program in 2021, with the exception of certain EiP expenses related to the run out of programs that began in prior periods.

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

The following table, derived from our consolidated financial statements included elsewhere in this Form 10-Q, presents selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended March 31,	2022	2021	2022 vs. 2021
Revenues:
Mexico	$142.5	$135.4	5%
Peru	65.4	57.5	14%
Corporate	1.6	1.8	(11)%
Consolidated Total Revenues	$209.6	$194.7	8%

Adjusted EBITDA:
Mexico	$37.0	$17.3	114%
Peru	3.8	11.6	(67)%
Corporate	(13.6)	(19.2)	29%
Consolidated Total Adjusted EBITDA	$27.2	$9.7	180%

Mexico

Financial Overview

Comparison of Mexico Results for the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2021	$135.4	$118.1	$17.3
Organic enrollment (1)	7.4
Product mix, pricing and timing (1)	0.6
Organic constant currency	8.0	1.9	6.1
Foreign exchange	(0.9)	(1.2)	0.3
Other (2)	—	(13.3)	13.3
March 31, 2022	$142.5	$105.5	$37.0
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $7.1 million, a 5% increase from the 2021 fiscal quarter.
•Organic enrollment increased during the 2022 fiscal quarter by 6%, increasing revenues by $7.4 million, net of an unfavorable period-over-period effect related to the timing of the academic calendar.
•Revenues represented 68% of our consolidated total revenues for the 2022 fiscal quarter, compared to 70% for the 2021 fiscal quarter.

Adjusted EBITDA increased by $19.7 million, a 114% increase from the 2021 fiscal quarter, which includes a period-over-period benefit from the $13.3 million charge recorded during the 2021 fiscal quarter related to acquisition-related contingencies.

Peru

Financial Overview

Comparison of Peru Results for the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2021	$57.5	$45.9	$11.6
Organic enrollment (1)	12.2
Product mix, pricing and timing (1)	(2.2)
Organic constant currency	10.0	18.1	(8.1)
Foreign exchange	(2.1)	(2.4)	0.3
Other	—	—	—
March 31, 2022	$65.4	$61.6	$3.8
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $7.9 million, a 14% increase from the 2021 fiscal quarter.
•Organic enrollment increased during the 2022 fiscal quarter by 24%, increasing revenues by $12.2 million.
•Revenues represented 32% of our consolidated total revenues for the 2022 fiscal quarter compared to 30% for the 2021 fiscal quarter.

Adjusted EBITDA decreased by $7.8 million, a 67% decrease from the 2021 fiscal quarter, due in part to increased costs associated with the reopening of campuses for the resumption of face-to-face classes during a largely out-of-session quarter.

Corporate

Corporate revenues primarily include our transition services agreements related to divestitures, which are expected to end in 2022.

Comparison of Corporate Results for the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

			% Change
			Better/(Worse)
(in millions)	2022	2021	2022 vs. 2021
Revenues	$1.6	$1.8	(11)%
Expenses	15.2	21.0	28%
Adjusted EBITDA	$(13.6)	$(19.2)	29%

Adjusted EBITDA increased by $5.6 million, a 29% increase from the 2021 fiscal quarter, mainly driven by a decrease in labor costs and other professional fees related to cost-reduction efforts.

Liquidity and Capital Resources

Liquidity Sources

We anticipate that cash flow from operations and available cash will be sufficient to meet our current operating requirements and manage our liquidity needs for at least the next 12 months from the date of issuance of this report.

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

As of March 31, 2022, our secondary source of liquidity was cash and cash equivalents of $293.8 million. Our cash accounts are maintained with high-quality financial institutions with no significant concentration in any one institution.

The Company also maintains a revolving credit facility (the Senior Secured Credit Facility) with a syndicate of financial institutions as a source of liquidity. The Senior Secured Credit Facility provides for borrowings of $410.0 million and has a maturity date of October 7, 2024. From time to time, we draw down on the revolver and, in accordance with the terms of the credit agreement, any proceeds drawn on the revolving credit facility may be used for general corporate purposes.

If certain conditions are satisfied, the Third Amended and Restated Credit Agreement (the Third A&R Credit Agreement) also provides for an incremental revolving and term loan facilities, at the request of the Company, not to exceed (i) the greater of (a) $565.0 million and (b) 100% of the consolidated EBITDA of the Company, plus (ii) additional amounts so long as both immediately before and after giving effect to such incremental facilities the Company’s Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, on a pro forma basis, does not exceed 2.75x, plus, (iii) the aggregate amounts of any voluntary repayments of term loans, if any, and aggregate amount of voluntary repayments of revolving credit facilities that are accompanied by a corresponding termination or reduction of revolving credit commitments.

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $20.6 million and $20.8 million as of March 31, 2022 and December 31, 2021, respectively.

Indefinite Reinvestment of Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As part of our business strategies, we have determined that all earnings from our foreign operations will be deemed indefinitely reinvested outside of the United States. As of March 31, 2022, $214.8 million of our total $293.8 million of cash and cash equivalents were held by foreign subsidiaries. As of December 31, 2021, $272.6 million of our total $324.8 million of cash and cash equivalents were held by foreign subsidiaries.

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

Debt

As of March 31, 2022, our debt obligations included lines of credit and short-term borrowing arrangements of subsidiaries and notes payable, which totaled $109.8 million. In addition, our finance lease obligations and sale-leaseback financings were $46.1 million.

Senior Secured Credit Facility

As of both March 31, 2022 and December 31, 2021, there was no balance outstanding under our Senior Secured Credit Facility.

Covenants

Under the Third A&R Credit Agreement, we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant that applies only to the revolving credit facility (a leverage ratio covenant), as defined in the Third A&R Credit Agreement, unless certain conditions are satisfied. As of March 31, 2022, those conditions were satisfied and, therefore, we were not subject to the leverage ratio. The maximum ratio, as defined, is 3.50x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. In addition, indebtedness at some of our locations contain financial maintenance covenants and we were in compliance with those covenants as March 31, 2022.

Leases

We conduct a significant portion of our operations from leased facilities, including many of our higher education facilities and other office locations. As discussed in Note 8, Leases, in our consolidated financial statements included elsewhere in this Form 10-Q, we have significant operating lease liabilities. As of March 31, 2022 and December 31, 2021, the present value of operating lease liabilities was $412.8 million and $415.3 million, respectively.

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

Our total capital expenditures for our Continuing and Discontinued Operations, excluding receipts from the sale of subsidiaries and property equipment, were $1.3 million and $13.6 million during the three months ended March 31, 2022 and 2021, respectively. The 90% decrease in capital expenditures was primarily due to lower spending in Mexico and Peru combined with the year-over-year effect of divestitures completed in 2021.

Laureate Education, Inc. Deferred Compensation Plan

During the first quarter of 2021, the Company’s Board of Directors approved the termination of a deferred compensation plan for certain executive employees and members of our Board of Directors, with such termination effective April 1, 2021. As required, in April 2022, the participants received a distribution payout of their account balances. As of March 31, 2022, the total plan assets were $0.8 million and the total plan liabilities were $4.0 million. When the distribution payouts were made in April 2022, the Company funded the difference between the assets and the liabilities with operating cash flows.

Stock Repurchase Program

On March 14, 2022, Laureate announced that its Board of Directors had approved an increase of $50 million to the existing authorization to repurchase shares of the Company’s common stock under its share repurchase program, for a total authorization of $650 million. The authorizations do not have an expiration date. The Company’s repurchases may be made on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s Board of Directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. As of March 31, 2022, the approximate dollar value of shares yet to be purchased under this stock repurchase program was $94.1 million. The Company expects to finance the remaining repurchases with cash on-hand, or from its revolving credit facility, or a combination thereof.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2022 and 2021:

(in millions)	2022	2021
Cash provided by (used in):
Operating activities	$53.9	$11.3
Investing activities	7.9	(1.1)
Financing activities	(104.1)	(199.2)
Effects of exchange rates changes on cash	11.2	(6.9)
Change in cash included in current assets held for sale	—	(3.5)
Net change in cash and cash equivalents and restricted cash	$(31.1)	$(199.3)

Comparison of Cash Flows for the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Operating Activities
Cash provided by operating activities increased by $42.6 million to $53.9 million for the 2022 fiscal quarter, from $11.3 million for the 2021 fiscal quarter. This increase in operating cash was primarily attributable to cash paid for taxes, which decreased by $44.0 million, from $52.4 million for the 2021 fiscal quarter, primarily related to the payment of withholding taxes for intercompany loans that were capitalized during the 2021 fiscal quarter, to $8.4 million for the 2022 fiscal quarter. Additionally, cash paid for interest decreased by $6.2 million, from $11.6 million for the 2021 fiscal quarter to $5.4 million for the 2022 fiscal quarter, attributable to lower average debt balances. These increases in operating cash flows were partially offset by a $7.6 million decrease resulting from the net effect of changes in working capital and the divestiture of subsidiaries that, in the aggregate, contributed positive operating cash flows during the 2021 fiscal quarter.

Investing Activities

Cash flows from investing activities increased by $9.0 million to investing cash inflows of $7.9 million for the 2022 fiscal quarter from investing cash outflows of $(1.1) million for the 2021 fiscal quarter. This increase in investing cash flows was attributable to payments of $18.3 million made during the 2021 fiscal quarter for derivative instruments related to foreign exchange swap agreements associated with the sale of our Brazil operations. Additionally, cash used for capital expenditures decreased by $12.4 million during the 2022 fiscal quarter, as compared to the 2021 fiscal quarter. These increases in investing cash flows were partially offset by lower cash receipts from the sales of Discontinued Operations of $21.6 million, from $30.8 million during the 2021 fiscal quarter (primarily for the sale of our operations in Honduras and the receipt of a portion of the purchase price that was previously withheld from the 2020 sale of our Malaysia operations) to $9.2 million, net, during the 2022 fiscal quarter (primarily related to the collection of certain receivables from the sale of our Brazil operations). Other items accounted for the remaining difference of $0.1 million.

Financing Activities

Cash used in financing activities decreased by $95.1 million to $104.1 million for the 2022 fiscal quarter from $199.2 million for the 2021 fiscal quarter. This change in financing cash outflow was attributable to: (1) lower net payments of long-term debt of $43.5 million during the 2022 fiscal quarter, as compared to the 2021 fiscal quarter; (2) a period-over-period decrease of $43.0 million in the amount of common stock repurchases; and (3) higher proceeds from the exercise of common stock options of $11.5 million during the 2022 fiscal quarter. These changes were partially offset by higher payments of dividend equivalent rights for vested share-based awards of $3.5 million during the 2022 fiscal quarter. Other items accounted for the remaining difference of $0.6 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2021 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2021 Form 10-K. During the three months ended March 31, 2022, there were no significant changes to our critical accounting policies.

Recently Adopted Accounting Standards

Refer to Note 2, Significant Accounting Policies, in our consolidated financial statements included elsewhere in this Form 10-Q for recently adopted accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2021 Form 10-K. There have been no significant changes in our market risk exposures since our December 31, 2021 fiscal year end.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Form 10-K”) for information regarding material pending legal proceedings. There have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in “Item 1A. Risk Factors” in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (in thousands, except per share amounts)

The following table provides a summary of the Company’s purchases of its common stock during the three months ended March 31, 2022 pursuant to the Company’s authorized share repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares yet to be purchased under the plans or programs (1)
1/1/22 - 1/31/22	2,119	$11.81	2,119	$131,714
2/1/22 - 2/28/22	3,216	11.68	3,216	94,166
3/1/22 - 3/31/22	4,150	12.07	4,150	94,061
Total	9,485	$11.88	9,485	$94,061

(1) On March 14, 2022, the Company announced that its Board of Directors had approved an increase of $50 million to the existing authorization to repurchase shares of the Company’s common stock under its share repurchase program, for a total authorization of $650 million. See further description of the stock repurchase program in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1†◊	Form of 2022 Annual Incentive Plan for Certain Executives
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Indicates a management contract or compensatory plan or arrangement.
◊	Certain identified information has been omitted from this exhibit because it is both (1) not material, and (2) is the type that the Company treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ RICHARD M. BUSKIRK
Richard M. Buskirk
Senior Vice President and Chief Financial Officer
Date: May 5, 2022

/s/ GERARD M. KNAUER
Gerard M. Knauer
Vice President, Accounting and Global Controller
Date: May 5, 2022