Form 10-Q
period 2022-06-30
LAUREATE EDUCATION, INC.
filed 2022-08-04
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2022
Common stock, par value $0.004 per share	164,663,328 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended June 30,	2022	2021
	(Unaudited)	(Unaudited)
Revenues	$385,381	$327,579
Costs and expenses:
Direct costs	242,814	213,315
General and administrative expenses	15,926	49,361
Loss on impairment of assets	—	7,219
Operating income	126,641	57,684
Interest income	1,685	477
Interest expense	(4,164)	(13,541)
Loss on debt extinguishment	—	(77,927)
Loss on derivatives	—	(53,847)
Other income (expense), net	246	(55)
Foreign currency exchange loss, net	(14,451)	(15,519)
Gain on disposal of subsidiaries, net	1,461	27
Income (loss) from continuing operations before income taxes and equity in net loss of affiliates	111,418	(102,701)
Income tax expense	(71,966)	(13,184)
Equity in net loss of affiliates, net of tax	(38)	—
Income (loss) from continuing operations	39,414	(115,885)
Income from discontinued operations, net of tax benefit of $0 and $1,063, respectively	4,145	86,661
Net income (loss)	43,559	(29,224)
Net (income) loss attributable to noncontrolling interests	(136)	224
Net income (loss) attributable to Laureate Education, Inc.	$43,423	$(29,000)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.24	$(0.60)
Income from discontinued operations	0.02	0.45
Basic earnings (loss) per share	$0.26	$(0.15)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.23	$(0.60)
Income from discontinued operations	0.02	0.45
Diluted earnings (loss) per share	$0.25	$(0.15)
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the six months ended June 30,	2022	2021
	(Unaudited)	(Unaudited)
Revenues	$594,944	$522,280
Costs and expenses:
Direct costs	425,694	395,163
General and administrative expenses	33,431	91,955
Loss on impairment of assets	144	63,869
Operating income (loss)	135,675	(28,707)
Interest income	3,653	1,188
Interest expense	(7,895)	(37,059)
Loss on debt extinguishment	—	(77,940)
Loss on derivatives	—	(24,517)
Other expense, net	(980)	(21)
Foreign currency exchange (loss) gain, net	(18,052)	12,664
Gain on disposal of subsidiaries, net	1,461	27
Income (loss) from continuing operations before income taxes and equity in net income of affiliates	113,862	(154,365)
Income tax expense	(119,933)	(126,045)
Equity in net income of affiliates, net of tax	70	—
Loss from continuing operations	(6,001)	(280,410)
Income from discontinued operations, net of tax expense of $0 and $8,602, respectively	4,880	86,243
Net loss	(1,121)	(194,167)
Net loss attributable to noncontrolling interests	333	239
Net loss attributable to Laureate Education, Inc.	$(788)	$(193,928)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.03)	$(1.43)
Income from discontinued operations	0.03	0.44
Basic and diluted earnings (loss) per share	$—	$(0.99)
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended June 30,	2022	2021
	(Unaudited)	(Unaudited)
Net income (loss)	$43,559	$(29,224)
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $0 for both periods	17,972	510,443
Minimum pension liability adjustment, net of tax of $0 for both periods	—	27
Total other comprehensive income	17,972	510,470
Comprehensive income	61,531	481,246
Net comprehensive (income) loss attributable to noncontrolling interests	(139)	226
Comprehensive income attributable to Laureate Education, Inc.	$61,392	$481,472
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the six months ended June 30,	2022	2021
	(Unaudited)	(Unaudited)
Net loss	$(1,121)	$(194,167)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	67,547	450,682
Minimum pension liability adjustment, net of tax of $0 for both periods	14	(141)
Total other comprehensive income	67,561	450,541
Comprehensive income	66,440	256,374
Net comprehensive loss attributable to noncontrolling interests	328	259
Comprehensive income attributable to Laureate Education, Inc.	$66,768	$256,633
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$156,909	$324,801
Restricted cash	20,192	20,774
Receivables:
Accounts and notes receivable	152,037	117,987
Other receivables	78,405	96,229
Allowance for doubtful accounts	(57,564)	(62,226)
Receivables, net	172,878	151,990
Income tax receivable	26,519	30,474
Prepaid expenses and other current assets	24,025	16,280
Total current assets	400,523	544,319
Property and equipment:
Land	126,789	121,173
Buildings	345,558	328,343
Furniture, equipment and software	478,110	459,189
Leasehold improvements	114,245	106,813
Construction in-progress	7,503	9,622
Accumulated depreciation and amortization	(566,150)	(525,623)
Property and equipment, net	506,055	499,517
Operating lease right-of-use assets, net	382,248	384,344
Goodwill	570,614	546,795
Tradenames	149,064	142,848
Deferred costs, net	5,588	5,981
Deferred income taxes	46,630	38,713
Other assets	41,227	42,629
Long-term assets held for sale	—	6,164
Total assets	$2,101,949	$2,211,310
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	June 30, 2022	December 31, 2021
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$34,456	$26,870
Accrued expenses	57,141	65,558
Accrued compensation and benefits	71,405	90,454
Deferred revenue and student deposits	50,468	43,959
Current portion of operating leases	39,513	38,149
Current portion of long-term debt and finance leases	46,096	49,082
Income taxes payable	49,387	38,705
Other current liabilities	21,450	18,097
Current liabilities held for sale	—	1,054
Total current liabilities	369,916	371,928
Long-term operating leases, less current portion	367,744	377,104
Long-term debt and finance leases, less current portion	89,872	104,588
Deferred compensation	12,046	11,896
Income taxes payable	125,381	96,463
Deferred income taxes	92,458	73,624
Other long-term liabilities	27,907	24,640
Long-term liabilities held for sale	—	9,795
Total liabilities	1,085,324	1,070,038
Redeemable equity	1,398	1,714
Stockholders' equity:
Preferred stock, par value $0.001 per share – 50,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.004 per share – 700,000 shares authorized, 230,381 shares issued and 164,663 shares outstanding as of June 30, 2022 and 228,831 shares issued and 180,611 shares outstanding as of December 31, 2021	922	915
Additional paid-in capital	2,404,243	2,388,783
Retained earnings	14,735	15,523
Accumulated other comprehensive loss	(452,648)	(520,204)
Treasury stock at cost (65,718 shares held at June 30, 2022 and 48,220 shares held at December 31, 2021)	(950,410)	(744,174)
Total Laureate Education, Inc. stockholders' equity	1,016,842	1,140,843
Noncontrolling interests	(1,615)	(1,285)
Total stockholders' equity	1,015,227	1,139,558
Total liabilities and stockholders' equity	$2,101,949	$2,211,310
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the six months ended June 30,	2022	2021
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net loss	$(1,121)	$(194,167)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,158	49,689
Amortization of operating lease right-of-use assets	15,320	27,003
Loss on impairment of assets	144	65,137
Gain on sales and disposal of subsidiaries and property and equipment, net	(6,587)	(13,516)
Loss on derivative instruments	—	24,517
Loss on debt extinguishment	—	77,999
Non-cash interest expense	825	5,662
Non-cash share-based compensation expense	5,122	4,778
Bad debt expense	8,196	21,372
Deferred income taxes	9,549	66,965
Unrealized foreign currency exchange loss (gain)	15,115	(13,455)
Non-cash loss from non-income tax contingencies	175	11,925
Other, net	(3,182)	(3,879)
Changes in operating assets and liabilities:
Receivables	(37,548)	(43,148)
Prepaid expenses and other assets	(4,094)	(13,558)
Accounts payable and accrued expenses	(25,644)	(33,013)
Income tax receivable/payable, net	41,215	(17,859)
Deferred revenue and other liabilities	(1,005)	(4,600)
Net cash provided by operating activities	45,638	17,852
Cash flows from investing activities
Purchase of property and equipment	(8,091)	(20,551)
Expenditures for deferred costs	(130)	(4,444)
Receipts from sales of discontinued operations, net of cash sold, and property and equipment	10,259	725,323
Payments on derivatives related to sale of discontinued operations	—	(50,341)
Net cash provided by investing activities	2,038	649,987
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	204,691	55,394
Payments on long-term debt	(230,476)	(932,901)
Payment of dividend equivalent rights for vested share-based awards	(4,361)	—
Proceeds from exercise of stock options	11,624	374
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(1,373)	(1,236)
Payments to repurchase common stock	(206,289)	(251,374)
Payments of call premiums and debt issuance costs	—	(32,980)
Net cash used in financing activities	(226,184)	(1,162,723)
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	10,034	(3,438)
Change in cash included in current assets held for sale	—	164,936
Net change in Cash and cash equivalents and Restricted cash	(168,474)	(333,386)
Cash and cash equivalents and Restricted cash at beginning of period	345,575	867,298
Cash and cash equivalents and Restricted cash at end of period	$177,101	$533,912
The accompanying notes are an integral part of these consolidated financial statements.

Laureate Education, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands)
Note 1. Description of Business

Laureate Education, Inc. and subsidiaries (hereinafter Laureate, we, us, our, or the Company) provide higher education programs and services to students through licensed universities and higher education institutions (institutions). Laureate's programs are provided through institutions that are campus-based and through electronically distributed educational programs (online). In response to the COVID-19 pandemic, we temporarily transitioned the educational delivery method at all of our campus-based institutions to be online, leveraging our existing technologies and learning platforms to serve students outside of the traditional classroom setting. Face-to-face educational activities have now resumed across our campuses.

We are domiciled in Delaware as a public benefit corporation, a demonstration of our long-term commitment to our mission to benefit our students and society. The Company completed its initial public offering (IPO) on February 6, 2017, and its shares are listed on the Nasdaq Global Select Market under the symbol “LAUR.”

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

All planned divestitures have now been completed, and the Company has concluded its strategic review process. The Company’s continuing operations are Mexico and Peru. All other markets have been divested (the Discontinued Operations). See Note 3, Discontinued Operations and Assets Held for Sale, for more information. Unless indicated otherwise, the information in the footnotes to the Consolidated Financial Statements relates to continuing operations.

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

Note 2. Revenue

Revenue Recognition

Laureate's revenues primarily consist of tuition and educational service revenues. We also generate other revenues from student fees and other education-related activities. These other revenues are less material to our overall financial results and have a tendency to trend with tuition revenues. Revenues are recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. These revenues are recognized net of scholarships and other discounts, refunds and waivers. Laureate's institutions have various billing and academic cycles.

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

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the three months ended June 30, 2022 and 2021:

	Mexico	Peru	Corporate(1)	Total
2022
Tuition and educational services	$188,936	$247,069	$—	$436,005	113%
Other	19,503	12,963	1,568	34,034	9%
Gross revenue	208,439	260,032	1,568	470,039	122%
Less: Discounts / waivers / scholarships	(63,780)	(20,878)	—	(84,658)	(22)%
Total	$144,659	$239,154	$1,568	$385,381	100%
2021
Tuition and educational services	$157,714	$205,022	$—	$362,736	111%
Other	17,804	12,863	1,636	32,303	10%
Gross revenue	175,518	217,885	1,636	395,039	121%
Less: Discounts / waivers / scholarships	(51,235)	(16,225)	—	(67,460)	(21)%
Total	$124,283	$201,660	$1,636	$327,579	100%
(1) Includes the elimination of inter-segment revenues.

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the six months ended June 30, 2022 and 2021:

	Mexico	Peru	Corporate(1)	Total
2022
Tuition and educational services	$363,010	$303,588	$—	$666,598	112%
Other	48,120	26,349	3,178	77,647	13%
Gross revenue	411,130	329,937	3,178	744,245	125%
Less: Discounts / waivers / scholarships	(123,921)	(25,380)	—	(149,301)	(25)%
Total	$287,209	$304,557	$3,178	$594,944	100%
2021
Tuition and educational services	$323,738	$256,474	$—	$580,212	111%
Other	41,327	22,446	3,442	67,215	13%
Gross revenue	365,065	278,920	3,442	647,427	124%
Less: Discounts / waivers / scholarships	(105,385)	(19,762)	—	(125,147)	(24)%
Total	$259,680	$259,158	$3,442	$522,280	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $152,037 and $117,987 as of June 30, 2022 and December 31, 2021, respectively. The increase in the contract assets balance at June 30, 2022 compared to December 31, 2021 was primarily driven by our enrollment cycles. The first and third calendar quarters generally coincide with the primary and secondary intakes for our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $50,468 and $43,959 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, respectively. The increase in the contract liability balance during the period ended June 30, 2022 was the result of semester billings and cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during that period. Revenue recognized for the six months ended June 30, 2022 that was included in the contract liability balance at the beginning of the year was approximately $34,493.

Note 3. Discontinued Operations and Assets Held for Sale

As discussed in Note 1, Description of Business, the Company’s remaining principal markets are Mexico and Peru. All other markets have been divested.

Summarized operating results and cash flows of the Discontinued Operations are presented in the following tables:

For the three months ended June 30,	2022	2021
Revenues	$—	$232,114
Share-based compensation expense	—	(585)
Other direct costs	—	(171,469)
Loss on impairment of assets	—	(204)
Other non-operating expense	—	(4,389)
Gain on sale of discontinued operations before taxes, net	4,145	30,131
Pretax income of discontinued operations	4,145	85,598
Income tax benefit	—	1,063
Income from discontinued operations, net of tax	$4,145	$86,661

For the six months ended June 30,	2022	2021
Revenues	$—	$471,863
Share-based compensation expense	—	(827)
Other direct costs	—	(372,665)
Loss on impairment of assets	—	(1,268)
Other non-operating expense	—	(15,551)
Gain on sale of discontinued operations before taxes, net	4,880	13,293
Pretax income of discontinued operations	4,880	94,845
Income tax expense	—	(8,602)
Income from discontinued operations, net of tax	$4,880	$86,243

Operating cash flows of discontinued operations	$—	$56,567
Investing cash flows of discontinued operations	$—	$(9,941)
Financing cash flows of discontinued operations	$—	$(18,059)

During the second quarter of 2022, the Company completed the transfer of the remaining assets and liabilities of the Discontinued Operations that were classified as held for sale as of December 31, 2021, which resulted in a gain of approximately $4,300. The carrying amounts of the major classes of assets and liabilities that were classified as held for sale as of December 31, 2021 are presented in the following table:

	June 30, 2022	December 31, 2021
Assets of Discontinued Operations
Operating lease right-of-use assets, net	$—	$6,164
Total assets held for sale	$—	$6,164

Liabilities of Discontinued Operations
Operating leases, including current portion	$—	$10,849
Total liabilities held for sale	$—	$10,849

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

As discussed in Note 1, Description of Business, and Note 3, Discontinued Operations and Assets Held for Sale, in prior periods a number of our subsidiaries met the requirements to be classified as Discontinued Operations. As a result, the Discontinued Operations have been excluded from the segment information for all periods presented.

Inter-segment transactions are accounted for in a similar manner as third-party transactions and are eliminated in consolidation. The Corporate amounts presented in the following tables include corporate charges that were not allocated to our reportable segments and adjustments to eliminate inter-segment items.

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Foreign currency exchange (loss) gain, net, Other income (expense), net, Loss on derivatives, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. Our EiP initiative was completed as of December 31, 2021, except for certain EiP expenses related to the completion of programs that began in prior periods. EiP was an enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs), as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also included other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure, an enterprise-wide program aimed at revenue growth, and certain non-recurring costs incurred in connection with the dispositions.

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

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Income (loss) from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Mexico	$144,659	$124,283	$287,209	$259,680
Peru	239,154	201,660	304,557	259,158
Corporate	1,568	1,636	3,178	3,442
Revenues	$385,381	$327,579	$594,944	$522,280
Adjusted EBITDA of reportable segments
Mexico	$19,455	$17,187	$56,406	$34,456
Peru	136,311	113,631	140,140	125,225
Total Adjusted EBITDA of reportable segments	155,766	130,818	196,546	159,681
Reconciling items:
Corporate	(11,671)	(23,708)	(25,295)	(42,911)
Depreciation and amortization expense	(14,792)	(26,983)	(29,158)	(49,744)
Loss on impairment of assets	—	(7,219)	(144)	(63,869)
Share-based compensation expense	(2,360)	(2,617)	(5,122)	(3,951)
EiP expenses	(302)	(12,607)	(1,152)	(27,913)
Operating income (loss)	126,641	57,684	135,675	(28,707)
Interest income	1,685	477	3,653	1,188
Interest expense	(4,164)	(13,541)	(7,895)	(37,059)
Loss on debt extinguishment	—	(77,927)	—	(77,940)
Loss on derivatives	—	(53,847)	—	(24,517)
Other income (expense), net	246	(55)	(980)	(21)
Foreign currency (loss) gain, net	(14,451)	(15,519)	(18,052)	12,664
Gain on disposal of subsidiaries, net	1,461	27	1,461	27
Income (loss) from continuing operations before income taxes and equity in net income of affiliates	$111,418	$(102,701)	$113,862	$(154,365)

	June 30, 2022	December 31, 2021
Assets
Mexico	$1,185,999	$1,251,791
Peru	572,732	598,862
Corporate and Discontinued Operations	343,218	360,657
Total assets	$2,101,949	$2,211,310

Note 5. Goodwill

The change in the net carrying amount of Goodwill from December 31, 2021 through June 30, 2022 was composed of the following items:

	Mexico	Peru	Total
Balance at December 31, 2021	$479,223	$67,572	$546,795
Currency translation adjustments	20,306	3,513	23,819
Balance at June 30, 2022	$499,529	$71,085	$570,614

Note 6. Debt

Outstanding long-term debt was as follows:

	June 30, 2022	December 31, 2021
Senior long-term debt:
Senior Secured Credit Facility (stated maturity date October 2024)	$—	$—
Other debt:
Lines of credit	5,102	10,131
Notes payable and other debt	89,123	102,003
Total senior and other debt	94,225	112,134
Finance lease obligations and sale-leaseback financings	44,567	45,124
Total long-term debt and finance leases	138,792	157,258
Less: total unamortized deferred financing costs	2,824	3,588
Less: current portion of long-term debt and finance leases	46,096	49,082
Long-term debt and finance leases, less current portion	$89,872	$104,588

Senior Secured Credit Facility

Under our Third Amended and Restated Credit Agreement (the Third A&R Credit Agreement), the Company maintains a revolving credit facility (the Senior Secured Credit Facility) that has a borrowing capacity of $410,000 and a maturity date of October 7, 2024. As of June 30, 2022 and December 31, 2021, no amounts were borrowed on this facility.

Estimated Fair Value of Debt

As of June 30, 2022 and December 31, 2021, the estimated fair value of our debt approximated its carrying value.

Certain Covenants

As of June 30, 2022, our Third A&R Credit Agreement contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Third A&R Credit Agreement provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, to exceed 3.50x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The agreement also provides that if (i) the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, is not greater than 4.75x as of such date and (ii) less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of June 30, 2022, these conditions were satisfied and, therefore, we were not subject to the leverage ratio. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of June 30, 2022.

Note 7. Leases

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

Note 8. Commitments and Contingencies

Loss Contingencies

Laureate is subject to legal actions arising in the ordinary course of its business. In management's opinion, we have adequate legal defenses, insurance coverage and/or accrued liabilities with respect to the eventuality of such actions. We do not believe that any settlement would have a material impact on our Consolidated Financial Statements.

Contingent Liabilities for Taxes

As of June 30, 2022 and December 31, 2021, Laureate had recorded cumulative liabilities for income tax contingencies of $122,850 and $91,585, respectively.

Other Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of June 30, 2022 and December 31, 2021, approximately $9,800 and $7,200, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets.

Guarantees

In connection with a loan agreement entered into by a Laureate subsidiary in Peru, all of the shares of Universidad Privada del Norte, one of our universities, were pledged to the third-party lender as a guarantee of the payment obligations under the loan.

During the first quarter of 2021, one of our Peruvian institutions issued a bank guarantee in order to appeal a preliminary tax assessment received related to tax audits of 2014 and 2015. As of June 30, 2022 and December 31, 2021, the amount of the guarantee was $6,188 and $5,885, respectively.

Note 9. Share-based Compensation

Share-based compensation expense was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Continuing operations
Stock options, net of estimated forfeitures	$—	$101	$—	$277
Restricted stock awards	2,360	2,516	5,122	3,674
Total continuing operations	2,360	2,617	5,122	3,951

Discontinued operations
Share-based compensation expense for discontinued operations	—	585	—	827
Total continuing and discontinued operations	$2,360	$3,202	$5,122	$4,778

Note 10. Stockholders’ Equity

The components of net changes in stockholders’ equity for the fiscal quarters of 2022 are as follows:

	Laureate Education, Inc. Stockholders
	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock at cost	Non-controlling interests	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2021	180,611	$915	$2,388,783	$15,523	$(520,204)	$(744,174)	$(1,285)	$1,139,558
Non-cash stock compensation	—	—	2,762	—	—	—	—	2,762
Purchase of treasury stock at cost	(9,485)	—	—	—	—	(112,874)	—	(112,874)
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	1,379	6	10,716	—	—	—	—	10,722
Equitable adjustments to stock-based awards	—	—	(189)	—	—	—	—	(189)
Net loss	—	—	—	(44,211)	—	—	(469)	(44,680)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	49,573	—	2	49,575
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	14	—	—	14
Balance at March 31, 2022	172,505	$921	$2,402,072	$(28,688)	$(470,617)	$(857,048)	$(1,752)	$1,044,888
Non-cash stock compensation	—	—	2,360	—	—	—	—	2,360
Purchase of treasury stock at cost	(8,013)	—	—	—	—	(93,362)	—	(93,362)
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	171	1	(472)	—	—	—	—	(471)
Equitable adjustments to stock-based awards	—	—	(35)	—	—	—	—	(35)
Change in noncontrolling interests	—	—	2	—	—	—	(2)	—
Reclassification of redeemable equity to non-redeemable equity	—	—	316	—	—	—	—	316
Net income	—	—	—	43,423	—	—	136	43,559
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	17,969	—	3	17,972
Balance at June 30, 2022	164,663	$922	$2,404,243	$14,735	$(452,648)	$(950,410)	$(1,615)	$1,015,227

The components of net changes in stockholders’ equity for the fiscal quarters of 2021 are as follows:

	Laureate Education, Inc. Stockholders
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock at cost	Non-controlling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	115,119	$548	90,792	$363	$3,760,029	$(176,822)	$(941,986)	$(365,316)	$(12,882)	$2,263,934
Beginning retained earnings adjustment	—	—	—	—	—	(101)	—	—	—	(101)
Non-cash stock compensation	—	—	—	—	1,576	—	—	—	—	1,576
Conversion of Class B shares to Class A shares	17,248	69	(17,248)	(69)	—	—	—	—	—	—
Purchase of treasury stock at cost	(10,401)	—	—	—	—	—	—	(145,806)	—	(145,806)
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	247	1	—	—	(1,223)	—	—	—	—	(1,222)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	(20)	—	—	—	—	(20)
Net loss	—	—	—	—	—	(164,928)	—	—	(15)	(164,943)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(59,743)	—	(18)	(59,761)
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	(168)	—	—	(168)
Balance at March 31, 2021	122,213	$618	73,544	$294	$3,760,362	$(341,851)	$(1,001,897)	$(511,122)	$(12,915)	$1,893,489
Non-cash stock compensation	—	—	—	—	3,202	—	—	—	—	3,202
Conversion of Class B shares to Class A shares	2	—	(2)	—	—	—	—	—	—	—
Purchase of treasury stock at cost	(7,548)	—	—	—	—	—	—	(105,786)	—	(105,786)
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	119	1	—	—	359	—	—	—	—	360
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	(68)	—	—	—	—	(68)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(29,000)	—	—	(224)	(29,224)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	510,445	—	(2)	510,443
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	27	—	—	27
Balance at June 30, 2021	114,786	$619	73,542	$294	$3,763,855	$(370,851)	$(491,425)	$(616,908)	$(13,142)	$2,272,442

Effective October 29, 2021, each share of Company Class A common stock and each share of Company Class B common stock automatically converted into one share of common stock of the Company. Following the conversion, the Company has only one class of common stock outstanding.

Stock Repurchase Program

On March 14, 2022, the Company announced that its Board of Directors had approved an increase of $50,000 to the existing authorization to repurchase shares of the Company’s common stock under its share repurchase program, for a total authorization of $650,000. The authorizations do not have an expiration date. The Company’s repurchases may be made on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s Board of Directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. The Company expects to finance the repurchases with free cash flow, from excess cash and liquidity on-hand, or from its revolving credit facility, or a combination thereof. During the six months ended June 30, 2022, the Company repurchased 17,498 shares of its outstanding common stock for a total purchase price of $206,236.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI) in our Consolidated Balance Sheets includes the accumulated translation adjustments arising from translation of foreign subsidiaries’ financial statements, the unrealized gain on a derivative designated as an effective net investment hedge, and the accumulated net gains or losses that are not recognized as components of net periodic benefit cost for our minimum pension liability. The AOCI related to the net investment hedge will be deferred from earnings until the sale or liquidation of the hedged investee. The components of these balances were as follows:

	June 30, 2022			December 31, 2021
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation adjustment	$(461,930)	$951	$(460,979)	$(529,472)	$946	$(528,526)
Unrealized gain on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(1,134)	—	(1,134)	(1,148)	—	(1,148)
Accumulated other comprehensive loss	$(452,648)	$951	$(451,697)	$(520,204)	$946	$(519,258)

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

Laureate did not hold any derivatives as of June 30, 2022 and December 31, 2021.

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

Components of the reported Loss on derivatives not designated as hedging instruments in the Consolidated Statements of Operations were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Cross currency swaps
Unrealized (loss) gain	$—	$(21,800)	$—	$25,824
Realized loss	—	(32,047)	—	(50,341)
Loss on derivatives, net	$—	$(53,847)	$—	$(24,517)

Credit Risk and Credit-Risk-Related Contingent Features
Derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation. The amount of our credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position. Laureate limits its credit risk by only entering into derivative transactions with highly rated major financial institutions. We have not entered into collateral agreements with our derivatives’ counterparties. As of June 30, 2022 and December 31, 2021, we did not hold any derivatives in a net gain position, and thus had no credit risk.

Laureate’s agreements with its derivative counterparties typically contain a provision under which the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to a default on the indebtedness. As of June 30, 2022 and December 31, 2021, the Company did not have any outstanding derivative agreements.

Note 12. Income Taxes

Laureate's income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the six months ended June 30, 2022 and 2021 are based on estimated full-year effective tax rates, adjusted for discrete income tax items related specifically to the interim periods. Laureate has operations in multiple countries at various statutory tax rates and other operations that are loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss.

For the six months ended June 30, 2022, the Company recognized income tax expense of $119,933, as compared to $126,045 in the prior year period. Income tax expense for the six months ended June 30, 2022 was in part driven by discrete tax expense of approximately $32,500 that was recorded for income tax reserves related to a retrospective provision of final regulations from the U.S. Treasury Department that were published during the first quarter of 2022. In addition, income tax expense for the six months ended June 30, 2022 was attributable to pretax income, the jurisdictional mix of earnings and pretax losses for which the Company cannot recognize a tax benefit, the tax effect of stock options that expired unexercised, and additional valuation allowance. The income tax expense for the six months ended June 30, 2021 was driven by discrete tax expense recorded for income tax reserves of approximately $58,900.

Note 13. Earnings (Loss) Per Share

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

The following tables summarize the computations of basic and diluted earnings (loss) per share:

For the three months ended June 30,	2022	2021
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Income (loss) from continuing operations	$39,414	$(115,885)
(Income) loss attributable to noncontrolling interests	(136)	2
Income (loss) from continuing operations attributable to Laureate Education, Inc.	39,278	(115,883)

Accretion of redemption value of redeemable noncontrolling interests and equity	—	(68)
Net income (loss) from continuing operations for basic and diluted earnings (loss) per share	$39,278	$(115,951)

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Income from discontinued operations, net of tax	$4,145	$86,661
Loss attributable to noncontrolling interests	—	222
Net income from discontinued operations for basic and diluted earnings (loss) per share	$4,145	$86,883

Denominator used in basic and diluted earnings (loss) per common share:
Basic weighted average shares outstanding	167,119	191,990
Dilutive effect of stock options	224	—
Dilutive effect of restricted stock units	120	—
Diluted weighted average shares outstanding	167,463	191,990

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.24	$(0.60)
Income from discontinued operations	0.02	0.45
Basic earnings (loss) per share	$0.26	$(0.15)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.23	$(0.60)
Income from discontinued operations	0.02	0.45
Diluted earnings (loss) per share	$0.25	$(0.15)

For the six months ended June 30,	2022	2021
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Loss from continuing operations	$(6,001)	$(280,410)
Loss attributable to noncontrolling interests	333	27
Loss from continuing operations attributable to Laureate Education, Inc.	(5,668)	(280,383)

Accretion of redemption value of redeemable noncontrolling interests and equity	—	(88)
Net loss from continuing operations for basic and diluted loss per share	$(5,668)	$(280,471)

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Income from discontinued operations, net of tax	$4,880	$86,243
Loss attributable to noncontrolling interests	—	212
Net income from discontinued operations for basic and diluted earnings (loss) per share	$4,880	$86,455

Denominator used in basic and diluted earnings (loss) per common share:
Basic and diluted weighted average shares outstanding	172,511	196,085

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.03)	$(1.43)
Income from discontinued operations	0.03	0.44
Basic and diluted earnings (loss) per share	$—	$(0.99)

The following table summarizes the number of stock options and shares of restricted stock units that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Stock options	59	3,256	1,277	3,324
Restricted stock units	277	776	714	688

Note 14. Legal and Regulatory Matters

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

Note 15. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the June 30, 2021 balance. The June 30, 2022 and June 30, 2021 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021	December 31, 2021
Cash and cash equivalents	$156,909	$427,142	$324,801
Restricted cash	20,192	106,770	20,774
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$177,101	$533,912	$345,575

Restricted cash represents cash that is not immediately available for use in current operations and primarily includes cash held to collateralize standby letters of credit.

Note 16. Subsequent Events

Spanish Tax Audits-Spanish Supreme Court Appeal

As previously reported, during the third quarter of 2021, both the Company and the Spanish Taxing Authority (STA) appealed the Spanish National Court’s decision regarding the STA’s audits of Iniciativas Culturales de España, S.L. (ICE), our former Spanish holding company, for the fiscal years 2006-2007 and 2008-2010.

In July 2022, the Spanish Supreme Court decided not to admit the Company’s appeal. However, the Spanish Supreme Court has decided to admit the STA’s appeal, which the Company believes will provide resolution of the same issues raised in the Company’s appeal. The Company does not expect that this matter will have a material effect on its consolidated financial statements.

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

Overview

Our Business

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. Collectively, we have approximately 388,700 students enrolled at five institutions in these two countries. We believe that the higher education markets in Mexico and Peru present an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in those markets. We believe that the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education, creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy. We have two reportable segments as described below. We group our institutions by geography in Mexico and Peru for reporting purposes.

COVID-19

In response to the COVID-19 pandemic, we transitioned the educational delivery method at all of our institutions to be online, leveraging our existing technologies and learning platforms to serve students outside of the traditional classroom setting. Face-to-face educational activities have now resumed across our campuses. We will continue to monitor the situation and adjust based on what is most appropriate for each market. See also “Item 1A—Risk Factors—An epidemic, pandemic or other public health emergency, such as the current global coronavirus (COVID-19) outbreak and the efficacy and distribution of COVID-19 vaccines in the locations in which we operate could have a material adverse effect on our business, financial condition, cash flows and results of operations” in our 2021 Form 10-K.

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

The Discontinued Operations are excluded from the segment information for all periods presented, as they do not meet the criteria for a reportable segment under ASC 280, “Segment Reporting.” Unless indicated otherwise, the information in the MD&A relates to continuing operations. See also Note 3, Discontinued Operations and Assets Held for Sale, in our consolidated financial statements included elsewhere in this Form 10-Q.

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

The following information for our reportable segments is presented as of June 30, 2022:

	Institutions	Enrollment	2022 YTD Revenues ($ in millions)(1)	% Contribution to 2022 YTD Revenues
Mexico	2	182,800	$287.2	49%
Peru	3	205,900	304.6	51%
Total (1)	5	388,700	$594.9	100%
(1) Amounts related to Corporate totaled $3.2 million and are not separately presented.

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

Results from the Discontinued Operations

The results of operations of our Discontinued Operations for the three and six months ended June 30, 2022 and 2021 were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Revenues	$—	$232.1	$—	$471.9
Share-based compensation expense	—	(0.6)	—	(0.8)
Other direct costs	—	(171.5)	—	(372.7)
Loss on impairment of assets	—	(0.2)	—	(1.3)
Other non-operating expense	—	(4.4)	—	(15.6)
Gain on sale of discontinued operations before taxes, net	4.1	30.1	4.9	13.3
Pretax income of discontinued operations	4.1	85.6	4.9	94.8
Income tax benefit (expense)	—	1.1	—	(8.6)
Income from discontinued operations, net of tax	$4.1	$86.7	$4.9	$86.2

We completed all of our planned divestitures in 2021. Our remaining operations are included in continuing operations.

Six Months Ended June 30, 2022

During the second quarter of 2022, we completed the transfer of the remaining assets and liabilities that were classified as held for sale as of December 31, 2021, which related to the divestiture of our operations in Chile. This resulted in a gain of approximately $4.3 million.

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

Comparison of Consolidated Results for the Three Months Ended June 30, 2022 and 2021

			% Change
			Better/(Worse)
(in millions)	2022	2021	2022 vs. 2021
Revenues	$385.4	$327.6	18%
Direct costs	242.8	213.3	(14)%
General and administrative expenses	15.9	49.4	68%
Loss on impairment of assets	—	7.2	100%
Operating income	126.6	57.7	119%
Interest expense, net of interest income	(2.5)	(13.0)	81%
Other non-operating expense	(12.8)	(147.3)	91%
Income (loss) from continuing operations before income taxes	111.4	(102.7)	nm
Income tax expense	(72.0)	(13.2)	nm
Income (loss) from continuing operations	39.4	(115.9)	134%
Income from discontinued operations, net of tax	4.1	86.7	(95)%
Net income (loss)	43.6	(29.2)	nm
Net (income) loss attributable to noncontrolling interests	(0.1)	0.2	150%
Net income (loss) attributable to Laureate Education, Inc.	$43.4	$(29.0)	nm
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see “Discussion of Significant Items Affecting the Consolidated Results.”

Comparison of Consolidated Results for the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

Revenues increased by $57.8 million to $385.4 million for the three months ended June 30, 2022 (the 2022 fiscal quarter) from $327.6 million for the three months ended June 30, 2021 (the 2021 fiscal quarter). This increase in revenues was largely attributable to higher average total organic enrollment at our institutions during the 2022 fiscal quarter, increasing revenues by $38.0 million compared to the 2021 fiscal quarter. The effect of changes in tuition rates and enrollments in programs at varying price points (product mix), pricing and timing increased revenues by $16.4 million compared to the 2021 fiscal quarter. Additionally, the effect of a net change in foreign currency exchange rates increased revenues by $3.4 million compared to the 2021 fiscal quarter.

Direct costs and general and administrative expenses combined decreased by $4.0 million to $258.7 million for the 2022 fiscal quarter from $262.7 million for the 2021 fiscal quarter. Expenses related to the Excellence-in-Process (EiP) program were $12.3 million lower in the 2022 fiscal quarter as compared to the 2021 fiscal quarter, following the completion of the EiP program in the fourth quarter of 2021. Depreciation and amortization expense was lower by $12.3 million, which was mostly attributable to the finite-lived tradename being fully amortized during 2021. In addition, Corporate and Eliminations expenses accounted for a decrease in costs of $12.0 million, driven by cost-saving initiatives. These decreases in direct costs were partially offset by the effect of operational changes, which increased costs by $31.0 million, primarily due to the effect of higher enrollment at our institutions. The effect of a net change in foreign currency exchange rates also increased costs by $1.6 million compared to the 2021 fiscal quarter.

Operating income increased by $68.9 million to $126.6 million for the 2022 fiscal quarter from $57.7 million for the 2021 fiscal quarter. Operating income increased at both our Peru and Mexico segments, as compared to the 2021 fiscal quarter.

Interest expense, net of interest income decreased by $10.5 million to $2.5 million for the 2022 fiscal quarter from $13.0 million for the 2021 fiscal quarter. The decrease in interest expense was primarily attributable to lower average debt balances as a result of debt repayments.

Other non-operating expense decreased by $134.5 million to $12.8 million for the 2022 fiscal quarter from $147.3 million for the 2021 fiscal quarter. This decrease was attributable to: (1) the year-over-year effect of a loss on debt extinguishment of $77.9 million during the 2021 fiscal quarter in connection with the repayment of the Senior Notes due 2025; (2) the year-over-year effect of a loss on derivative instruments of $53.8 million during the 2021 fiscal quarter, related to the settlement of foreign currency swap agreements in connection with the sale of our Brazilian operations; (3) higher gain on disposal of subsidiaries of $1.5 million during the 2022 fiscal quarter; (4) a lower loss on foreign currency exchange of $1.0 million during the 2022 fiscal quarter; and (5) an increase in other non-operating income of $0.3 million during the 2022 fiscal quarter.

Income tax expense increased by $58.8 million to $72.0 million for the 2022 fiscal quarter from $13.2 million for the 2021 fiscal quarter. This increase in income tax expense was primarily due to changes in the mix of pre-tax book income attributable to taxable and non-taxable entities in various taxing jurisdictions.

Income from discontinued operations, net of tax decreased by $82.6 million to $4.1 million for the 2022 fiscal quarter from $86.7 million for the 2021 fiscal quarter. See Overview for further detail on results of the Discontinued Operations.

Comparison of Consolidated Results for the Six Months Ended June 30, 2022 and 2021

			% Change
			Better/(Worse)
(in millions)	2022	2021	2022 vs. 2021
Revenues	$594.9	$522.3	14%
Direct costs	425.7	395.2	(8)%
General and administrative expenses	33.4	92.0	64%
Loss on impairment of assets	0.1	63.9	100%
Operating income (loss)	135.7	(28.7)	nm
Interest expense, net of interest income	(4.2)	(35.9)	88%
Other non-operating expense	(17.6)	(89.8)	80%
Income (loss) from continuing operations before income taxes and equity in net income of affiliates	113.9	(154.4)	174%
Income tax expense	(119.9)	(126.0)	5%
Equity in net income of affiliates, net of tax	0.1	—	nm
Loss from continuing operations	(6.0)	(280.4)	98%
Income from discontinued operations, net of tax	4.9	86.2	(94)%
Net loss	(1.1)	(194.2)	99%
Net loss attributable to noncontrolling interests	0.3	0.2	(50)%
Net loss attributable to Laureate Education, Inc.	$(0.8)	$(193.9)	100%
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see “Discussion of Significant Items Affecting the Consolidated Results.”

Comparison of Consolidated Results for the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

Revenues increased by $72.6 million to $594.9 million for the six months ended June 30, 2022 (the 2022 fiscal period) from $522.3 million for the six months ended June 30, 2021 (the 2021 fiscal period). Average total organic enrollment was higher at our institutions, increasing revenues by $63.0 million compared to the 2021 fiscal period. The effect of product mix, pricing and timing increased revenues by $9.3 million for the 2022 fiscal period. In addition, the effect of a net change in foreign currency exchange rates increased revenues by $0.5 million compared to the 2021 fiscal period. Other Corporate and Eliminations changes accounted for a decrease in revenues of $0.2 million.

Direct costs and general and administrative expenses combined decreased by $28.1 million to $459.1 million for the 2022 fiscal period from $487.2 million for the 2021 fiscal period. This decrease in direct costs was primarily related to: (1) lower EiP implementation expense of $26.7 million in the 2022 fiscal period following the completion of our EiP program in 2021; (2) lower depreciation and amortization expense of $20.2 million mainly driven by the full amortization of the finite-lived tradename in 2021; (3) Other Corporate and Eliminations expenses, which accounted for a decrease in costs of $17.8 million in the 2022 fiscal period, related to cost-reduction efforts; (4) a period-over-period decrease in direct costs of $13.3 million from changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in indemnification assets; and (5) the effect of a net change in foreign currency exchange rates, which decreased costs by $2.4 million. These decreases in direct costs were partially offset by the effect of operational changes, which increased direct costs by $52.3 million, mostly attributable to our Peru segment.

Operating income (loss) changed by $164.4 million to an income of $135.7 million for the 2022 fiscal period from a loss of $(28.7) million for the 2021 fiscal period. This change was primarily a result of the impairment loss related to the Laureate tradename impairment that was recognized during the 2021 fiscal period, combined with higher operating income at our Mexico and Peru segments during the 2022 fiscal period.

Interest expense, net of interest income decreased by $31.7 million to $4.2 million for the 2022 fiscal period from $35.9 million for the 2021 fiscal period. The decrease in interest expense was primarily attributable to lower average debt balances as a result of debt repayments.

Other non-operating expense decreased by $72.2 million to $17.6 million for the 2022 fiscal period from $89.8 million for the 2021 fiscal period. This change was attributable to: (1) the year-over-year effect of a loss on debt extinguishment of $77.9 million during the 2021 fiscal quarter in connection with the repayment of the Senior Notes due 2025; (2) a loss on derivative instruments of $24.5 million during the 2021 fiscal period, driven by settlement of foreign currency swap agreements in connection with the sale of our Brazilian operations; and (3) higher gain on disposal of subsidiaries of $1.5 million during the 2022 fiscal period. These decreases in other non-operating expense were partially offset by a loss on foreign currency exchange in the 2022 fiscal period, compared to a gain in the 2021 fiscal period, for a change of $30.8 million and the period-over-period effect of other non-operating expense of $0.9 million during the 2022 fiscal period.

Income tax expense decreased by $6.1 million to $119.9 million for the 2022 fiscal period from $126.0 million for the 2021 fiscal period. This decrease was primarily attributable to discrete tax expense recorded during the 2021 fiscal period of approximately $58.9 million for increases to income tax reserves, partially offset by discrete tax expense recorded during the 2022 fiscal period of approximately $32.5 million for additions to income tax reserves. The remaining difference was primarily attributable to the change in pretax earnings.

Income from discontinued operations, net of tax decreased by $81.3 million to $4.9 million for the 2022 fiscal period from $86.2 million for the 2021 fiscal period. See Overview for further detail on results of the Discontinued Operations.

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

The following table presents Adjusted EBITDA and reconciles income (loss) from continuing operations to Adjusted EBITDA for the three months ended June 30, 2022 and 2021:

			% Change
			Better/(Worse)
(in millions)	2022	2021	2022 vs. 2021
Income (loss) from continuing operations	$39.4	$(115.9)	134%
Plus:
Income tax expense	72.0	13.2	nm
Income (loss) from continuing operations before income taxes	111.4	(102.7)	nm
Plus:
Gain on disposal of subsidiaries, net	(1.5)	—	nm
Foreign currency exchange loss, net	14.5	15.5	6%
Other (income) loss, net	(0.2)	0.1	nm
Loss on derivatives	—	53.8	100%
Loss on debt extinguishment	—	77.9	100%
Interest expense	4.2	13.5	69%
Interest income	(1.7)	(0.5)	nm
Operating income	126.6	57.7	119%
Plus:
Depreciation and amortization	14.8	27.0	45%
EBITDA	141.4	84.7	67%
Plus:
Share-based compensation expense (a)	2.4	2.6	8%
Loss on impairment of assets (b)	—	7.2	100%
EiP implementation expenses (c)	0.3	12.6	98%
Adjusted EBITDA	$144.1	$107.1	35%
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

Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Three Months Ended June 30, 2022 and 2021

Depreciation and amortization decreased by $12.2 million to $14.8 million for the 2022 fiscal quarter from $27.0 million for the 2021 fiscal quarter. This decrease was primarily attributable to the finite-lived Laureate’s tradename, which was fully amortized in 2021. When combined with other items, this change decreased depreciation and amortization by $12.3 million. The effects of foreign currency exchange increased depreciation and amortization expense by $0.1 million for the 2022 fiscal quarter.

Share-based compensation expense decreased by $0.2 million to $2.4 million for the 2022 fiscal quarter from $2.6 million for the 2021 fiscal quarter.

EiP implementation expenses decreased by $12.3 million to $0.3 million for the 2022 fiscal quarter from $12.6 million for the 2021 fiscal quarter. This decrease resulted from the completion of our EiP program in 2021, with exception of certain EiP expenses related to the run out of programs that began in prior periods.

The following table presents Adjusted EBITDA and reconciles loss from continuing operations to Adjusted EBITDA for the six months ended June 30, 2022 and 2021:

			% Change
			Better/(Worse)
(in millions)	2022	2021	2022 vs. 2021
Loss from continuing operations	$(6.0)	$(280.4)	98%
Plus:
Equity in net income of affiliates, net of tax	(0.1)	—	nm
Income tax expense	119.9	126.0	5%
Income (loss) from continuing operations before income taxes and equity in net income of affiliates	113.9	(154.4)	174%
Plus:
Gain on disposal of subsidiaries, net	(1.5)	—	nm
Foreign currency exchange loss (gain), net	18.1	(12.7)	nm
Other expense, net	1.0	—	nm
Loss on derivatives	—	24.5	100%
Loss on debt extinguishment	—	77.9	100%
Interest expense	7.9	37.1	79%
Interest income	(3.7)	(1.2)	nm
Operating income (loss)	135.7	(28.7)	nm
Plus:
Depreciation and amortization	29.2	49.7	41%
EBITDA	164.9	21.0	nm
Plus:
Share-based compensation expense (a)	5.1	4.0	(28)%
Loss on impairment of assets (b)	0.1	63.9	100%
EiP implementation expenses (c)	1.2	27.9	96%
Adjusted EBITDA	$171.3	$116.8	47%
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

Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Six Months Ended June 30, 2022 and 2021
Depreciation and amortization decreased by $20.5 million to $29.2 million for the 2022 fiscal period from $49.7 million for the 2021 fiscal period. This decrease was primarily attributable to the finite-lived Laureate tradename, which was fully amortized in 2021. When combined with other items, this change decreased depreciation and amortization by $20.2 million. The effect of foreign currency exchange further decreased depreciation and amortization expense by $0.3 million for the 2022 fiscal period.

Share-based compensation expense increased by $1.1 million to $5.1 million for the 2022 fiscal period from $4.0 million for the 2021 fiscal period. The increase was primarily related to the accelerated vesting of unvested equity awards for employees terminated in connection with the now-completed strategic review process.

EiP implementation expenses decreased by $26.7 million to $1.2 million for the 2022 fiscal period from $27.9 million for the 2021 fiscal period. The decrease resulted from the completion of our EiP program in 2021, with the exception of certain EiP expenses related to the run out of programs that began in prior periods.

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

The following table, derived from our consolidated financial statements included elsewhere in this Form 10-Q, presents selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended June 30,	2022	2021	2022 vs. 2021
Revenues:
Mexico	$144.7	$124.3	16%
Peru	239.2	201.7	19%
Corporate	1.6	1.6	—%
Consolidated Total Revenues	$385.4	$327.6	18%

Adjusted EBITDA:
Mexico	$19.5	$17.2	13%
Peru	136.3	113.6	20%
Corporate	(11.7)	(23.7)	51%
Consolidated Total Adjusted EBITDA	$144.1	$107.1	35%

(in millions)			% Change
			Better/(Worse)
For the six months ended June 30,	2022	2021	2022 vs. 2021
Revenues:
Mexico	$287.2	$259.7	11%
Peru	304.6	259.2	18%
Corporate	3.2	3.4	(6)%
Consolidated Total Revenues	$594.9	$522.3	14%

Adjusted EBITDA:
Mexico	$56.4	$34.5	63%
Peru	140.1	125.2	12%
Corporate	(25.3)	(42.9)	41%
Consolidated Total Adjusted EBITDA	$171.3	$116.8	47%

Mexico

Financial Overview

Comparison of Mexico Results for the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2021	$124.3	$107.1	$17.2
Organic enrollment (1)	8.9
Product mix, pricing and timing (1)	11.1
Organic constant currency	20.0	17.8	2.2
Foreign exchange	0.4	0.3	0.1
June 30, 2022	$144.7	$125.2	$19.5
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $20.4 million, a 16% increase from the 2021 fiscal quarter.
•Organic enrollment increased during the fiscal quarter by 8%, increasing revenues by $8.9 million.
•Revenues from our Mexico segment represented 38% of our consolidated total revenues for both the 2022 and 2021 fiscal quarters.
Adjusted EBITDA increased by $2.3 million, a 13% increase from the 2021 fiscal quarter.

Comparison of Mexico Results for the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2021	$259.7	$225.2	$34.5
Organic enrollment (1)	16.3
Product mix, pricing and timing (1)	11.6
Organic constant currency	27.9	19.8	8.1
Foreign exchange	(0.4)	(0.9)	0.5
Other (2)	—	(13.3)	13.3
June 30, 2022	$287.2	$230.8	$56.4
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $27.5 million, an 11% increase from the 2021 fiscal period.
•Organic enrollment increased during the 2022 fiscal period by 7%, increasing revenues by $16.3 million.
•Revenues from our Mexico segment represented 49% of our consolidated total revenues for the 2022 fiscal period, compared to 50% for the 2021 fiscal period.

Adjusted EBITDA increased by $21.9 million, a 63% increase from the 2021 fiscal period, which included a period-over-period benefit from the $13.3 million charge recorded during the 2021 fiscal period related to acquisition-related contingencies.

Peru

Financial Overview

Comparison of Peru Results for the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2021	$201.7	$88.1	$113.6
Organic enrollment (1)	29.1
Product mix, pricing and timing (1)	5.4
Organic constant currency	34.5	13.6	20.9
Foreign exchange	3.0	1.2	1.8
June 30, 2022	$239.2	$102.9	$136.3
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $37.5 million, a 19% increase from the 2021 fiscal quarter.
•Organic enrollment increased during the 2022 fiscal quarter by 15%, increasing revenues by $29.1 million.
•Revenues from our Peru segment represented 62% of our consolidated total revenues for both the 2022 and 2021 fiscal quarters.

Adjusted EBITDA increased by $22.7 million, a 20% increase from the 2021 fiscal quarter.

Comparison of Peru Results for the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2021	$259.2	$134.0	$125.2
Organic enrollment (1)	46.7
Product mix, pricing and timing (1)	(2.2)
Organic constant currency	44.5	31.7	12.8
Foreign exchange	0.9	(1.2)	2.1
June 30, 2022	$304.6	$164.5	$140.1
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $45.4 million, an 18% increase from the 2021 fiscal period.
•Organic enrollment increased during the 2022 fiscal period by 19%, increasing revenues by $46.7 million.
•Revenues from our Peru segment represented 51% of our consolidated total revenues for the 2022 fiscal period compared to 50% for the 2021 fiscal period.

Adjusted EBITDA increased by $14.9 million, a 12% increase from the 2021 fiscal period.

Corporate

Corporate revenues primarily include our transition services agreements related to divestitures, which are expected to end in 2022.

Comparison of Corporate Results for the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

			% Change
			Better/(Worse)
(in millions)	2022	2021	2022 vs. 2021
Revenues	$1.6	$1.6	—%
Expenses	13.3	25.3	47%
Adjusted EBITDA	$(11.7)	$(23.7)	51%
Adjusted EBITDA increased by $12.0 million, a 51% increase from the 2021 fiscal quarter, mainly driven by a decrease in labor costs and other professional fees related to cost-reduction efforts.

Comparison of Corporate Results for the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

			% Change
			Better/(Worse)
(in millions)	2022	2021	2022 vs. 2021
Revenues	$3.2	$3.4	(6)%
Expenses	28.5	46.3	38%
Adjusted EBITDA	$(25.3)	$(42.9)	41%

Adjusted EBITDA increased by $17.6 million, a 41% increase from the 2021 fiscal period, mainly driven by a decrease in labor costs and other professional fees related to cost-reduction efforts.

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

As of June 30, 2022, our secondary source of liquidity was cash and cash equivalents of $156.9 million. Our cash accounts are maintained with high-quality financial institutions with no significant concentration in any one institution.

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

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $20.2 million and $20.8 million as of June 30, 2022 and December 31, 2021, respectively.

Indefinite Reinvestment of Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As part of our business strategies, we have determined that all earnings from our foreign operations will be deemed indefinitely reinvested outside of the United States. As of June 30, 2022, $104.7 million of our total $156.9 million of cash and cash equivalents were held by foreign subsidiaries. As of December 31, 2021, $272.6 million of our total $324.8 million of cash and cash equivalents were held by foreign subsidiaries.

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

Debt

As of June 30, 2022, our debt obligations included lines of credit and short-term borrowing arrangements of subsidiaries and notes payable, which totaled $94.2 million. In addition, our finance lease obligations and sale-leaseback financings were $44.6 million.

Senior Secured Credit Facility

As of both June 30, 2022 and December 31, 2021, there was no balance outstanding under our Senior Secured Credit Facility.

Covenants

Under the Third A&R Credit Agreement, we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant that applies only to the revolving credit facility (a leverage ratio covenant), as defined in the Third A&R Credit Agreement, unless certain conditions are satisfied. As of June 30, 2022, those conditions were satisfied and, therefore, we were not subject to the leverage ratio. The maximum ratio, as defined, is 3.50x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. In addition, indebtedness at some of our locations contain financial maintenance covenants and we were in compliance with those covenants as June 30, 2022.

Leases

We conduct a significant portion of our operations from leased facilities, including many of our higher education facilities and other office locations. As discussed in Note 7, Leases, in our consolidated financial statements included elsewhere in this Form 10-Q, we have significant operating lease liabilities. As of June 30, 2022 and December 31, 2021, the present value of operating lease liabilities was $407.3 million and $415.3 million, respectively.

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

Our total capital expenditures for our continuing and discontinued operations, excluding receipts from the sale of subsidiaries and property equipment, were $8.2 million and $25.0 million during the six months ended June 30, 2022 and 2021, respectively. The 67% decrease in capital expenditures was primarily due to the year-over-year effect of divestitures completed in 2021 combined with lower spending in Mexico and Peru.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2022 and 2021:

(in millions)	2022	2021
Cash provided by (used in):
Operating activities	$45.6	$17.9
Investing activities	2.0	650.0
Financing activities	(226.2)	(1,162.7)
Effects of exchange rates changes on cash	10.0	(3.4)
Change in cash included in current assets held for sale	—	164.9
Net change in cash and cash equivalents and restricted cash	$(168.5)	$(333.4)

Comparison of Cash Flows for the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

Operating Activities
Cash provided by operating activities increased by $27.7 million to $45.6 million for the 2022 fiscal period from $17.9 million for the 2021 fiscal period. This increase in operating cash was primarily attributable to cash paid for interest, which decreased by $48.4 million, from $56.9 million for the 2021 fiscal period to $8.5 million for the 2022 fiscal period, attributable to lower average debt balances. Additionally, cash paid for taxes decreased by $31.5 million, from $80.0 million for the 2021 fiscal period, primarily related to the payment of withholding taxes for intercompany loans that were capitalized during the 2021 fiscal period, to $48.5 million for the 2022 fiscal period. These increases in operating cash flows were partially offset by a $52.2 million decrease resulting from the net effect of changes in working capital and the divestiture of subsidiaries that, in the aggregate, contributed positive operating cash flows during the 2021 fiscal period.

Investing Activities

Cash provided by investing activities decreased by $648.0 million to $2.0 million for the 2022 fiscal period from $650.0 million for the 2021 fiscal period. This decrease in investing cash flows was attributable to lower cash receipts from the sales of Discontinued Operations of $715.0 million, from $725.3 million during the 2021 fiscal period (primarily for the sale of our operations in Honduras and Brazil, and the receipt of portions of the purchase prices that were withheld in connection to the 2018 sale of our China operations and the 2020 sale of our Malaysia operations) to $10.3 million, net, during the 2022 fiscal period (primarily related to the collection of certain receivables from the sale of our Brazilian operations). This decrease in investing cash flows was partially offset by payments of $50.3 million made during the 2021 fiscal period for derivative instruments related to foreign exchange swap agreements associated with the sale of our Brazilian operations. Additionally, cash used for capital expenditures decreased by $16.8 million during the 2022 fiscal period, as compared to the 2021 fiscal period. Other items accounted for the remaining difference of $0.1 million.

Financing Activities

Cash used in financing activities decreased by $936.5 million to $226.2 million for the 2022 fiscal period from $1,162.7 million for the 2021 fiscal period. This change in financing cash outflow was attributable to: (1) lower net payments of long-term debt of $851.7 million during the 2022 fiscal period, as compared to the 2021 fiscal period, mainly driven by the 2021 repayment of the Senior Notes due 2025; (2) a period-over-period decrease of $45.1 million in the amount of common stock repurchases; (3) payments of $33.0 million made during the 2021 fiscal period for call premiums associated with the redemption of the Senior Notes due 2025; and (4) higher proceeds from the exercise of common stock options of $11.2 million during the 2022 fiscal period. These changes were partially offset by higher payments of dividend equivalent rights for vested share-based awards of $4.4 million during the 2022 fiscal period. Other items accounted for the remaining difference of $0.1 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2021 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2021 Form 10-K. During the six months ended June 30, 2022, there were no significant changes to our critical accounting policies.

Recently Adopted Accounting Standards

None.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (amounts in table shown in thousands, except per share amounts)

The following table provides a summary of the Company’s purchases of its common stock during the three months ended June 30, 2022 pursuant to the Company’s authorized share repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares yet to be purchased under the plans or programs (1)
4/1/22 - 4/30/22	4,401	$11.70	4,401	$42,555
5/1/22 - 5/31/22	3,612	11.54	3,612	861
6/1/22 - 6/30/22	—	—	—	861
Total	8,013	$11.63	8,013	$861

(1) On March 14, 2022, the Company announced that its Board of Directors had approved an increase of $50 million to the existing authorization to repurchase shares of the Company’s common stock under its share repurchase program, for a total authorization of $650 million.

Item 6. Exhibits

Exhibit No.	Exhibit Description
2.1
First Amendment dated April 19, 2022 to the Transaction Agreement, dated October 30, 2020, by and among Laureate Education, Inc., Laureate Netherlands Holding B.V., ICE Inversiones Brazil, SL, Rede Internacional de Universidades Laureate Ltda., Ânima Holding S.A., and VC Network Educação S.A.

10.1†	Form of Director and Officer Indemnity Agreement
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ RICHARD M. BUSKIRK
Richard M. Buskirk
Senior Vice President and Chief Financial Officer
Date: August 4, 2022

/s/ GERARD M. KNAUER
Gerard M. Knauer
Vice President, Accounting and Global Controller
Date: August 4, 2022