Form 10-Q
period 2022-09-30
LAUREATE EDUCATION, INC.
filed 2022-11-03
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2022
Common stock, par value $0.004 per share	164,649,273 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended September 30,	2022	2021
	(Unaudited)	(Unaudited)
Revenues	$300,999	$267,691
Costs and expenses:
Direct costs	229,361	181,978
General and administrative expenses	15,321	47,315
Loss on impairment of assets	—	3,292
Operating income	56,317	35,106
Interest income	1,970	1,268
Interest expense	(3,694)	(3,736)
Other income (expense), net	1,393	(46)
Foreign currency exchange gain, net	15,146	6,085
Loss on disposal of subsidiaries, net	—	(949)
Income from continuing operations before income taxes	71,132	37,728
Income tax expense	(39,280)	(48,118)
Income (loss) from continuing operations	31,852	(10,390)
(Loss) income from discontinued operations, net of tax expense of $0 and $248,838, respectively	(816)	370,527
Net income	31,036	360,137
Net loss attributable to noncontrolling interests	81	269
Net income attributable to Laureate Education, Inc.	$31,117	$360,406

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.19	$(0.06)
Income from discontinued operations	—	2.00
Basic and diluted earnings per share	$0.19	$1.94
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the nine months ended September 30,	2022	2021
	(Unaudited)	(Unaudited)
Revenues	$895,943	$789,971
Costs and expenses:
Direct costs	655,055	577,141
General and administrative expenses	48,752	139,270
Loss on impairment of assets	144	67,161
Operating income	191,992	6,399
Interest income	5,623	2,456
Interest expense	(11,589)	(40,795)
Loss on debt extinguishment	—	(77,940)
Loss on derivatives	—	(24,517)
Other income (expense), net	413	(67)
Foreign currency exchange (loss) gain, net	(2,906)	18,749
Gain (loss) on disposal of subsidiaries, net	1,461	(922)
Income (loss) from continuing operations before income taxes and equity in net income of affiliates	184,994	(116,637)
Income tax expense	(159,213)	(174,163)
Equity in net income of affiliates, net of tax	70	—
Income (loss) from continuing operations	25,851	(290,800)
Income from discontinued operations, net of tax expense of $0 and $257,440, respectively	4,064	456,770
Net income	29,915	165,970
Net loss attributable to noncontrolling interests	414	508
Net income attributable to Laureate Education, Inc.	$30,329	$166,478

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.15	$(1.51)
Income from discontinued operations	0.02	2.37
Basic and diluted earnings per share	$0.17	$0.86
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended September 30,	2022	2021
	(Unaudited)	(Unaudited)
Net income	$31,036	$360,137
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $0 for both periods	(42,161)	(22,627)
Minimum pension liability adjustment, net of tax of $0 for both periods	983	—
Total other comprehensive loss	(41,178)	(22,627)
Comprehensive (loss) income	(10,142)	337,510
Net comprehensive loss attributable to noncontrolling interests	82	248
Comprehensive (loss) income attributable to Laureate Education, Inc.	$(10,060)	$337,758
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the nine months ended September 30,	2022	2021
	(Unaudited)	(Unaudited)
Net income	$29,915	$165,970
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	25,386	428,055
Minimum pension liability adjustment, net of tax of $0 for both periods	997	(141)
Total other comprehensive income	26,383	427,914
Comprehensive income	56,298	593,884
Net comprehensive loss attributable to noncontrolling interests	410	507
Comprehensive income attributable to Laureate Education, Inc.	$56,708	$594,391
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$319,039	$324,801
Restricted cash	17,448	20,774
Receivables:
Accounts and notes receivable	125,922	117,987
Other receivables	5,824	96,229
Allowance for doubtful accounts	(56,535)	(62,226)
Receivables, net	75,211	151,990
Income tax receivable	24,642	30,474
Prepaid expenses and other current assets	19,543	16,280
Total current assets	455,883	544,319
Property and equipment:
Land	122,323	121,173
Buildings	333,842	328,343
Furniture, equipment and software	472,370	459,189
Leasehold improvements	111,559	106,813
Construction in-progress	6,493	9,622
Accumulated depreciation and amortization	(560,275)	(525,623)
Property and equipment, net	486,312	499,517
Operating lease right-of-use assets, net	365,527	384,344
Goodwill	553,275	546,795
Tradenames	144,429	142,848
Deferred costs, net	5,939	5,981
Deferred income taxes	47,465	38,713
Other assets	39,933	42,629
Long-term assets held for sale	—	6,164
Total assets	$2,098,763	$2,211,310
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	September 30, 2022	December 31, 2021
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$31,193	$26,870
Accrued expenses	59,537	65,558
Accrued compensation and benefits	80,569	90,454
Deferred revenue and student deposits	74,274	43,959
Current portion of operating leases	38,677	38,149
Current portion of long-term debt and finance leases	46,403	49,082
Income taxes payable	56,691	38,705
Special cash distribution payable	139,995	6,932
Other current liabilities	21,096	11,165
Current liabilities held for sale	—	1,054
Total current liabilities	548,435	371,928
Long-term operating leases, less current portion	345,845	377,104
Long-term debt and finance leases, less current portion	78,359	104,588
Deferred compensation	10,619	11,896
Income taxes payable	127,381	96,463
Deferred income taxes	90,601	73,624
Other long-term liabilities	27,266	24,640
Long-term liabilities held for sale	—	9,795
Total liabilities	1,228,506	1,070,038
Redeemable equity	1,398	1,714
Stockholders' equity:
Preferred stock, par value $0.001 per share – 50,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.004 per share – 700,000 shares authorized, 230,444 shares issued and 164,649 shares outstanding as of September 30, 2022 and 228,831 shares issued and 180,611 shares outstanding as of December 31, 2021	922	915
Additional paid-in capital	2,268,879	2,388,783
Retained earnings	45,852	15,523
Accumulated other comprehensive loss	(493,825)	(520,204)
Treasury stock at cost (65,795 shares held at September 30, 2022 and 48,220 shares held at December 31, 2021)	(951,272)	(744,174)
Total Laureate Education, Inc. stockholders' equity	870,556	1,140,843
Noncontrolling interests	(1,697)	(1,285)
Total stockholders' equity	868,859	1,139,558
Total liabilities and stockholders' equity	$2,098,763	$2,211,310
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the nine months ended September 30,	2022	2021
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net income	$29,915	$165,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,628	75,617
Amortization of operating lease right-of-use assets	22,200	35,797
Loss on impairment of assets	144	68,429
Gain on sales and disposal of subsidiaries and property and equipment, net	(5,797)	(625,532)
Loss on derivative instruments	—	24,517
Loss on debt extinguishment	—	77,999
Non-cash interest expense	1,127	6,129
Non-cash share-based compensation expense	6,971	7,175
Bad debt expense	14,194	17,672
Deferred income taxes	8,152	267,551
Unrealized foreign currency exchange gain	(2,169)	(11,240)
Non-cash loss from non-income tax contingencies	419	11,976
Other, net	120	(71)
Changes in operating assets and liabilities:
Receivables	(22,011)	(9,632)
Prepaid expenses and other assets	(11)	(20,021)
Accounts payable and accrued expenses	(16,866)	(47,175)
Income tax receivable/payable, net	53,588	63,151
Deferred revenue and other liabilities	21,077	(54,272)
Net cash provided by operating activities	154,681	54,040
Cash flows from investing activities
Purchase of property and equipment	(16,754)	(27,578)
Expenditures for deferred costs	(363)	(5,371)
Receipts from sales of discontinued operations, net of cash sold, and property and equipment	83,405	2,137,673
Payments on derivatives related to sale of discontinued operations	—	(50,341)
Net cash provided by investing activities	66,288	2,054,383
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	235,181	46,493
Payments on long-term debt	(270,413)	(933,213)
Payment of dividend equivalent rights for vested share-based awards	(4,572)	—
Proceeds from exercise of stock options	11,888	1,160
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(1,438)	(1,718)
Payments to repurchase common stock	(207,151)	(364,275)
Payments of call premiums and debt issuance costs	—	(32,980)
Net cash used in financing activities	(236,505)	(1,284,533)
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	6,448	(14,360)
Change in cash included in current assets held for sale	—	285,027
Net change in Cash and cash equivalents and Restricted cash	(9,088)	1,094,557
Cash and cash equivalents and Restricted cash at beginning of period	345,575	867,298
Cash and cash equivalents and Restricted cash at end of period	$336,487	$1,961,855
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

All planned divestitures have now been completed, and the Company has concluded its strategic review process. The Company’s continuing operations are Mexico and Peru. All other markets have been divested (the Discontinued Operations). See Note 3, Discontinued Operations and Assets Held for Sale, and Note 4, Dispositions, for more information. Unless indicated otherwise, the information in the footnotes to the Consolidated Financial Statements relates to continuing operations.

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

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the three months ended September 30, 2022 and 2021:

	Mexico	Peru	Corporate(1)	Total
2022
Tuition and educational services	$178,733	$147,982	$—	$326,715	109%
Other	32,750	15,493	670	48,913	16%
Gross revenue	211,483	163,475	670	375,628	125%
Less: Discounts / waivers / scholarships	(63,701)	(10,928)	—	(74,629)	(25)%
Total	$147,782	$152,547	$670	$300,999	100%
2021
Tuition and educational services	$160,117	$129,715	$—	$289,832	108%
Other	25,813	12,959	3,309	42,081	16%
Gross revenue	185,930	142,674	3,309	331,913	124%
Less: Discounts / waivers / scholarships	(54,669)	(9,553)	—	(64,222)	(24)%
Total	$131,261	$133,121	$3,309	$267,691	100%
(1) Includes the elimination of inter-segment revenues.

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the nine months ended September 30, 2022 and 2021:

	Mexico	Peru	Corporate(1)	Total
2022
Tuition and educational services	$541,744	$451,570	$—	$993,314	111%
Other	80,869	41,841	3,848	126,558	14%
Gross revenue	622,613	493,411	3,848	1,119,872	125%
Less: Discounts / waivers / scholarships	(187,622)	(36,307)	—	(223,929)	(25)%
Total	$434,991	$457,104	$3,848	$895,943	100%
2021
Tuition and educational services	$483,854	$386,189	$—	$870,043	110%
Other	67,139	35,405	6,751	109,295	14%
Gross revenue	550,993	421,594	6,751	979,338	124%
Less: Discounts / waivers / scholarships	(160,052)	(29,315)	—	(189,367)	(24)%
Total	$390,941	$392,279	$6,751	$789,971	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $125,922 and $117,987 as of September 30, 2022 and December 31, 2021, respectively. The increase in the contract assets balance at September 30, 2022 compared to December 31, 2021 was primarily driven by our enrollment cycles. The first and third calendar quarters generally coincide with the primary and secondary intakes for our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $74,274 and $43,959 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively. The increase in the contract liability balance during the period ended September 30, 2022 was the result of semester billings and cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during that period. Revenue recognized for the nine months ended September 30, 2022 that was included in the contract liability balance at the beginning of the year was approximately $38,000.

Note 3. Discontinued Operations and Assets Held for Sale

As discussed in Note 1, Description of Business, the Company’s remaining principal markets are Mexico and Peru. All other markets have been divested.

Summarized operating results and cash flows of the Discontinued Operations are presented in the following tables:

For the three months ended September 30,	2022	2021
Revenues	$—	$70,787
Share-based compensation expense	—	(371)
Other direct costs	—	(58,123)
Other non-operating expense	—	(4,938)
(Loss) gain on sale of discontinued operations before taxes, net	(816)	612,010
Pretax (loss) income of discontinued operations	(816)	619,365
Income tax benefit	—	(248,838)
(Loss) income from discontinued operations, net of tax	$(816)	$370,527

For the nine months ended September 30,	2022	2021
Revenues	$—	$542,650
Share-based compensation expense	—	(1,198)
Other direct costs	—	(430,789)
Loss on impairment of assets	—	(1,268)
Other non-operating expense	—	(20,489)
Gain on sale of discontinued operations before taxes, net	4,064	625,304
Pretax income of discontinued operations	4,064	714,210
Income tax expense	—	(257,440)
Income from discontinued operations, net of tax	$4,064	$456,770

Operating cash flows of discontinued operations	$—	$16,420
Investing cash flows of discontinued operations	$—	$(11,161)
Financing cash flows of discontinued operations	$—	$(18,054)

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

	September 30, 2022	December 31, 2021
Assets of Discontinued Operations
Operating lease right-of-use assets, net	$—	$6,164
Total assets held for sale	$—	$6,164

Liabilities of Discontinued Operations
Operating leases, including current portion	$—	$10,849
Total liabilities held for sale	$—	$10,849

Note 4. Dispositions

Receipt of Escrow Receivable from Sale of Walden

On August 12, 2021, pursuant to the Membership Interest Purchase Agreement (the Walden Purchase Agreement) with Adtalem Global Education Inc. (the Walden Purchaser), the Company sold to the Walden Purchaser all of the issued and outstanding equity interest in Walden e-Learning, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (Walden), and its subsidiary, Walden University, LLC, a Florida limited liability company and an indirect wholly owned subsidiary of the Company (together with Walden, the Walden Group). At the closing date of August 12, 2021, the Walden Purchaser paid an additional $74,000 of the sale transaction value into an escrow account, which was to be released in full or in part to the Company one year following the closing of the transaction pursuant to the terms and conditions of the escrow agreement. On August 23, 2022, the Company received approximately $71,700 of the escrow amount.

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

As discussed in Note 1, Description of Business, in prior periods a number of our subsidiaries met the requirements to be classified as Discontinued Operations. As a result, the Discontinued Operations have been excluded from the segment information for all periods presented.

Inter-segment transactions are accounted for in a similar manner as third-party transactions and are eliminated in consolidation. The Corporate amounts presented in the following tables include corporate charges that were not allocated to our reportable segments and adjustments to eliminate inter-segment items.

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: (Loss) gain on disposal of subsidiaries, net, Foreign currency exchange gain (loss), net, Other income (expense), net, Loss on derivatives, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. Our EiP initiative was completed as of December 31, 2021, except for certain EiP expenses related to the completion of programs that began in prior periods. EiP was an enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs), as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also included other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure, an enterprise-wide program aimed at revenue growth, and certain non-recurring costs incurred in connection with the dispositions.

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

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Income (loss) from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Mexico	$147,782	$131,261	$434,991	$390,941
Peru	152,547	133,121	457,104	392,279
Corporate	670	3,309	3,848	6,751
Revenues	$300,999	$267,691	$895,943	$789,971
Adjusted EBITDA of reportable segments
Mexico	$23,442	$27,047	$79,848	$61,503
Peru	61,223	70,791	201,363	196,016
Total Adjusted EBITDA of reportable segments	84,665	97,838	281,211	257,519
Reconciling items:
Corporate	(11,860)	(21,955)	(37,156)	(64,866)
Depreciation and amortization expense	(14,471)	(25,872)	(43,628)	(75,617)
Loss on impairment of assets	—	(3,292)	(144)	(67,161)
Share-based compensation expense	(1,849)	(2,026)	(6,971)	(5,977)
EiP expenses	(168)	(9,587)	(1,320)	(37,499)
Operating income	56,317	35,106	191,992	6,399
Interest income	1,970	1,268	5,623	2,456
Interest expense	(3,694)	(3,736)	(11,589)	(40,795)
Loss on debt extinguishment	—	—	—	(77,940)
Loss on derivatives	—	—	—	(24,517)
Other income (expense), net	1,393	(46)	413	(67)
Foreign currency gain (loss), net	15,146	6,085	(2,906)	18,749
(Loss) gain on disposal of subsidiaries, net	—	(949)	1,461	(922)
Income (loss) from continuing operations before income taxes and equity in net income of affiliates	$71,132	$37,728	$184,994	$(116,637)

	September 30, 2022	December 31, 2021
Assets
Mexico	$1,144,840	$1,251,791
Peru	580,737	598,862
Corporate and Discontinued Operations	373,186	360,657
Total assets	$2,098,763	$2,211,310

Note 6. Goodwill

The change in the net carrying amount of Goodwill from December 31, 2021 through September 30, 2022 was composed of the following items:

	Mexico	Peru	Total
Balance at December 31, 2021	$479,223	$67,572	$546,795
Currency translation adjustments	5,875	605	6,480
Balance at September 30, 2022	$485,098	$68,177	$553,275

Note 7. Debt

Outstanding long-term debt was as follows:

	September 30, 2022	December 31, 2021
Senior long-term debt:
Senior Secured Credit Facility (stated maturity date October 2024)	$—	$—
Other debt:
Lines of credit	4,895	10,131
Notes payable and other debt	78,168	102,003
Total senior and other debt	83,063	112,134
Finance lease obligations and sale-leaseback financings	44,104	45,124
Total long-term debt and finance leases	127,167	157,258
Less: total unamortized deferred financing costs	2,405	3,588
Less: current portion of long-term debt and finance leases	46,403	49,082
Long-term debt and finance leases, less current portion	$78,359	$104,588

Senior Secured Credit Facility

Under our Third Amended and Restated Credit Agreement (the Third A&R Credit Agreement), the Company maintains a revolving credit facility (the Senior Secured Credit Facility) that has a borrowing capacity of $410,000 and a maturity date of October 7, 2024. As of September 30, 2022 and December 31, 2021, no amounts were borrowed on this facility.

Estimated Fair Value of Debt

As of September 30, 2022 and December 31, 2021, the estimated fair value of our debt approximated its carrying value.

Certain Covenants

As of September 30, 2022, our Third A&R Credit Agreement contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Third A&R Credit Agreement provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, to exceed 3.50x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The agreement also provides that if (i) the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, is not greater than 4.75x as of such date and (ii) less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of September 30, 2022, these conditions were satisfied and, therefore, we were not subject to the leverage ratio. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of September 30, 2022.

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

Contingent Liabilities for Taxes

As of September 30, 2022 and December 31, 2021, Laureate had recorded cumulative liabilities for income tax contingencies of $124,591 and $91,585, respectively.

Other Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of September 30, 2022 and December 31, 2021, approximately $10,100 and $7,200, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets.

Guarantees

In connection with a loan agreement entered into by a Laureate subsidiary in Peru, all of the shares of Universidad Privada del Norte, one of our universities, were pledged to the third-party lender as a guarantee of the payment obligations under the loan.

During the first quarter of 2021, one of our Peruvian institutions issued a bank guarantee in order to appeal a preliminary tax assessment received related to tax audits of 2014 and 2015. As of September 30, 2022 and December 31, 2021, the amount of the guarantee was $5,937 and $5,885, respectively.

Letter of Credit

As of September 30, 2022 and December 31, 2021, we had approximately $9,000 and $10,700, respectively, posted as cash collateral for a letter of credit related to the Spanish tax audits. This was recorded in Continuing Operations and classified as Restricted cash on our September 30, 2022 and December 31, 2021 Consolidated Balance Sheets. The cash collateral was related to final assessments issued by the Spanish Taxing Authority (STA) in October 2018 and January 2020 to Iniciativas Culturales de España, S.L. (ICE), our former Spanish holding company. During the second quarter of 2020, ICE was migrated to the Netherlands, and its name was changed to Laureate Netherlands Holding B.V. In October 2021, the Company made a payment to the STA of approximately $9,300, in order to reduce the amount of future interest that could be incurred as the appeals process continues. Following the payment, the letter of credit was no longer required and the cash was subsequently released in October 2022.

Note 10. Share-based Compensation

Share-based compensation expense was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Continuing operations
Stock options, net of estimated forfeitures	$—	$72	$—	$349
Restricted stock awards	1,849	1,954	6,971	5,628
Total continuing operations	1,849	2,026	6,971	5,977

Discontinued operations
Share-based compensation expense for discontinued operations	—	371	—	1,198
Total continuing and discontinued operations	$1,849	$2,397	$6,971	$7,175

Note 11. Stockholders’ Equity

The components of net changes in stockholders’ equity for the fiscal quarters of 2022 are as follows:

	Laureate Education, Inc. Stockholders
	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock at cost	Non-controlling interests	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2021	180,611	$915	$2,388,783	$15,523	$(520,204)	$(744,174)	$(1,285)	$1,139,558
Non-cash stock compensation	—	—	2,762	—	—	—	—	2,762
Purchase of treasury stock at cost	(9,485)	—	—	—	—	(112,874)	—	(112,874)
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	1,379	6	10,716	—	—	—	—	10,722
Equitable adjustments to stock-based awards	—	—	(189)	—	—	—	—	(189)
Net loss	—	—	—	(44,211)	—	—	(469)	(44,680)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	49,573	—	2	49,575
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	14	—	—	14
Balance at March 31, 2022	172,505	$921	$2,402,072	$(28,688)	$(470,617)	$(857,048)	$(1,752)	$1,044,888
Non-cash stock compensation	—	—	2,360	—	—	—	—	2,360
Purchase of treasury stock at cost	(8,013)	—	—	—	—	(93,362)	—	(93,362)
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	171	1	(472)	—	—	—	—	(471)
Equitable adjustments to stock-based awards	—	—	(35)	—	—	—	—	(35)
Change in noncontrolling interests	—	—	2	—	—	—	(2)	—
Reclassification of redeemable equity to non-redeemable equity	—	—	316	—	—	—	—	316
Net income	—	—	—	43,423	—	—	136	43,559
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	17,969	—	3	17,972
Balance at June 30, 2022	164,663	$922	$2,404,243	$14,735	$(452,648)	$(950,410)	$(1,615)	$1,015,227
Non-cash stock compensation	—	—	1,849	—	—	—	—	1,849
Purchase of treasury stock at cost	(77)	—	—	—	—	(862)	—	(862)
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	63	—	199	—	—	—	—	199
Special cash distribution accrued on outstanding common stock	—	—	(136,642)	—	—	—	—	(136,642)
Equitable adjustments to stock-based awards	—	—	(770)	—	—	—	—	(770)
Net income	—	—	—	31,117	—	—	(81)	31,036
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	(42,160)	—	(1)	(42,161)
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	983	—	—	983
Balance at September 30, 2022	164,649	$922	$2,268,879	$45,852	$(493,825)	$(951,272)	$(1,697)	$868,859

The components of net changes in stockholders’ equity for the fiscal quarters of 2021 are as follows:

	Laureate Education, Inc. Stockholders
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock at cost	Non-controlling interests	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	115,119	$548	90,792	$363	$3,760,029	$(176,822)	$(941,986)	$(365,316)	$(12,882)	$2,263,934
Beginning retained earnings adjustment	—	—	—	—	—	(101)	—	—	—	(101)
Non-cash stock compensation	—	—	—	—	1,576	—	—	—	—	1,576
Conversion of Class B shares to Class A shares	17,248	69	(17,248)	(69)	—	—	—	—	—	—
Purchase of treasury stock at cost	(10,401)	—	—	—	—	—	—	(145,806)	—	(145,806)
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	247	1	—	—	(1,223)	—	—	—	—	(1,222)
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	(20)	—	—	—	—	(20)
Net loss	—	—	—	—	—	(164,928)	—	—	(15)	(164,943)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(59,743)	—	(18)	(59,761)
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	(168)	—	—	(168)
Balance at March 31, 2021	122,213	$618	73,544	$294	$3,760,362	$(341,851)	$(1,001,897)	$(511,122)	$(12,915)	$1,893,489
Non-cash stock compensation	—	—	—	—	3,202	—	—	—	—	3,202
Conversion of Class B shares to Class A shares	2	—	(2)	—	—	—	—	—	—	—
Purchase of treasury stock at cost	(7,548)	—	—	—	—	—	—	(105,786)	—	(105,786)
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	119	1	—	—	359	—	—	—	—	360
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	(68)	—	—	—	—	(68)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(29,000)	—	—	(224)	(29,224)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	510,445	—	(2)	510,443
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	27	—	—	27
Balance at June 30, 2021	114,786	$619	73,542	$294	$3,763,855	$(370,851)	$(491,425)	$(616,908)	$(13,142)	$2,272,442
Non-cash stock compensation	—	—	—	—	2,397	—	—	—	—	2,397
Conversion of Class B shares to Class A shares	7,188	29	(7,188)	(29)	—	—	—	—	—	—
Purchase of treasury stock at cost	(7,110)	—	—	—	—	—	—	(112,994)	—	(112,994)
Exercise of stock options and vesting of restricted stock, net of shares withheld to satisfy tax withholding	119	—	—	—	304	—	—	—	—	304
Change in noncontrolling interests	—	—	—	—	90	—	—	—	—	90
Special cash distribution accrued on outstanding common stock	—	—	—	—	(1,271,790)	—	—	—	—	(1,271,790)
Net income	—	—	—	—	—	360,406	—	—	(269)	360,137
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(22,648)	—	21	(22,627)
Balance at September 30, 2021	114,983	$648	66,354	$265	$2,494,856	$(10,445)	$(514,073)	$(729,902)	$(13,390)	$1,227,959

Effective October 29, 2021, each share of Company Class A common stock and each share of Company Class B common stock automatically converted into one share of common stock of the Company. Following the conversion, the Company has only one class of common stock outstanding.

Stock Repurchase Program

On March 14, 2022, the Company announced that its Board of Directors had approved an increase of $50,000 to the existing authorization to repurchase shares of the Company’s common stock under its share repurchase program, for a total authorization of $650,000. The authorizations do not have an expiration date. The Company’s repurchases may be made on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s Board of Directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. The Company expects to finance the repurchases with free cash flow, from excess cash and liquidity on-hand, or from its revolving credit facility, or a combination thereof. During the nine months ended September 30, 2022, the Company repurchased 17,575 shares of its outstanding common stock for a total purchase price of $207,098, and its repurchases reached the total authorized limit of $650,000.

Special Cash Distribution

On September 14, 2022, the Company announced that its Board of Directors approved, pursuant to the previously announced adoption of a Partial Liquidation Plan related to the distribution of net proceeds from the Company’s sale of Walden e-Learning LLC (the Walden Sale), the payment of a special cash distribution (the October 2022 Distribution) equal to $0.83 per each share of the Company’s common stock, par value $0.004 per share, to each holder of record on September 28, 2022. The proceeds that were distributed were attributable to the release during the third quarter of 2022 of $71,700 of escrowed funds from the Walden Sale, plus remaining net proceeds that had yet to be distributed. This is anticipated to be the final distribution pursuant to the Plan. The October 2022 Distribution was paid on October 12, 2022. During the third quarter of 2022, the Company recorded additional dividend payable of approximately $136,600, based on the number of shares outstanding at the record date.

In connection with the October 2022 Distribution, the Board of Directors approved certain required adjustments under the Company’s equity award compensation plans. The ex-dividend date was September 27, 2022, and therefore these required equitable adjustments were recorded in the consolidated financial statements during the third quarter of 2022. The exercise prices of the Company’s stock options were reduced by $0.83 per share, and holders of restricted and performance stock units will receive an amount in cash equal to $0.83 per unvested stock unit, payable when such unit vests. As of September 30, 2022, the Company recorded a payable of approximately $770 related to the equitable adjustments for the equity award compensation plans.

As previously disclosed in the 2021 Form 10-K, in September 2021, the Board approved the payment of a special cash distribution pursuant to the Partial Liquidation Plan equal to $7.01 per each share of the Company’s common stock, par value $0.004 per share, to each holder of record on October 6, 2021. The distribution was paid on October 29, 2021.

As of December 31, 2021, there were dividends payable of $6,932 for equitable adjustments related to restricted stock awards that had not yet vested. In the December 31, 2021 balance sheet that was included in our 2021 Form 10-K, this amount was classified within Other current liabilities. In order to conform with the presentation in the September 30, 2022 balance sheet presented in this Form 10-Q, this $6,932 has been reclassified within Special cash distribution payable on the comparative December 31, 2021 balance sheet.

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

	September 30, 2022			December 31, 2021
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation adjustment	$(504,090)	$950	$(503,140)	$(529,472)	$946	$(528,526)
Unrealized gain on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(151)	—	(151)	(1,148)	—	(1,148)
Accumulated other comprehensive loss	$(493,825)	$950	$(492,875)	$(520,204)	$946	$(519,258)

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

Laureate did not hold any derivatives as of September 30, 2022 and December 31, 2021.

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

There was no gain or loss on derivatives in the Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021.

Components of the reported Loss on derivatives not designated as hedging instruments in the Consolidated Statements of Operations for the nine months ended September 30, 2022 and 2021 were as follows:

	For the nine months ended September 30,
	2022	2021
Cross currency swaps
Unrealized gain	$—	$25,824
Realized loss	—	(50,341)
Loss on derivatives, net	$—	$(24,517)

Credit Risk and Credit-Risk-Related Contingent Features
Derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation. The amount of our credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position. Laureate limits its credit risk by only entering into derivative transactions with highly rated major financial institutions. We have not entered into collateral agreements with our derivatives’ counterparties. As of September 30, 2022 and December 31, 2021, we did not hold any derivatives in a net gain position, and thus had no credit risk.

Laureate’s agreements with its derivative counterparties typically contain a provision under which the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to a default on the indebtedness. As of September 30, 2022 and December 31, 2021, the Company did not have any outstanding derivative agreements.

Note 13. Income Taxes

Laureate's income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the nine months ended September 30, 2022 and 2021 are based on estimated full-year effective tax rates, adjusted for discrete income tax items related specifically to the interim periods. Laureate has operations in multiple countries at various statutory tax rates and other operations that are loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss.

For the nine months ended September 30, 2022, the Company recognized income tax expense of $159,213, as compared to $174,163 in the prior year period.

Income tax expense for the nine months ended September 30, 2022 was attributable to pretax income, the jurisdictional mix of earnings, pretax losses for which the Company cannot recognize a tax benefit, and discrete tax expense of approximately $32,500 that was recorded for income tax reserves related to the application of the high-tax exception to global intangible low-taxed income.

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

Inflation Reduction Act of 2022

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which implemented a 15% minimum tax on book income of certain large corporations, a 1% excise tax on stock repurchases and tax incentives to promote clean energy, among other provisions. The Company does not believe that this legislation will have a material impact on the financial statements and will continue to monitor regulatory developments to assess potential impacts to the Company.

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

The following tables summarize the computations of basic and diluted earnings (loss) per share:

For the three months ended September 30,	2022	2021
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Income (loss) from continuing operations	$31,852	$(10,390)
Loss (income) attributable to noncontrolling interests	81	(17)
Net income (loss) from continuing operations for basic and diluted earnings (loss) per share	$31,933	$(10,407)

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
(Loss) income from discontinued operations, net of tax	$(816)	$370,527
Loss attributable to noncontrolling interests	—	286
Net (loss) income from discontinued operations for basic and diluted earnings (loss) per share	$(816)	$370,813

Denominator used in basic and diluted earnings (loss) per common share:
Basic weighted average shares outstanding	164,645	185,569
Dilutive effect of stock options	221	—
Dilutive effect of restricted stock units	149	—
Diluted weighted average shares outstanding	165,015	185,569

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.19	$(0.06)
Income from discontinued operations	—	2.00
Basic and diluted earnings per share	$0.19	$1.94

For the nine months ended September 30,	2022	2021
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Income (loss) from continuing operations	$25,851	$(290,800)
Loss attributable to noncontrolling interests	414	9
Income (loss) from continuing operations attributable to Laureate Education, Inc.	26,265	(290,791)

Accretion of redemption value of redeemable noncontrolling interests and equity	—	(88)
Net income (loss) from continuing operations for basic and diluted earnings (loss) per share	$26,265	$(290,879)

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Income from discontinued operations, net of tax	$4,064	$456,770
Loss attributable to noncontrolling interests	—	499
Net income from discontinued operations for basic and diluted earnings (loss) per share	$4,064	$457,269

Denominator used in basic and diluted earnings (loss) per common share:
Basic weighted average shares outstanding	169,885	192,543
Dilutive effect of stock options	302	—
Dilutive effect of restricted stock units	173	—
Diluted weighted average shares outstanding	170,360	192,543

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.15	$(1.51)
Income from discontinued operations	0.02	2.37
Basic and diluted earnings per share	$0.17	$0.86

The following table summarizes the number of stock options and shares of restricted stock units that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Stock options	14	2,845	54	3,162
Restricted stock units	284	687	239	698

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

Note 16. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the September 30, 2021 balance. The September 30, 2022 and September 30, 2021 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021	December 31, 2021
Cash and cash equivalents	$319,039	$1,856,856	$324,801
Restricted cash	17,448	104,999	20,774
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$336,487	$1,961,855	$345,575

Restricted cash represents cash that is not immediately available for use in current operations and includes cash held to collateralize a letter of credit and cash restricted for a benefit plan. As described in Note 9, Commitments and Contingencies, a portion of the restricted cash was reclassified to Cash and cash equivalents in October 2022, following the release of the letter of credit.

Note 17. Subsequent Events

Special Cash Dividend

On October 24, 2022, the board of directors of the Company approved the payment of a special cash dividend (the Special Dividend) equal to $0.68 per each share of the Company’s common stock, par value $0.004 per share, to each holder of record on November 4, 2022. The Special Dividend is scheduled to be paid on November 17, 2022. Based on the current number of shares outstanding, the aggregate amount of the Special Dividend is expected to be approximately $112,000.

In connection with the Special Dividend, the Board approved certain required adjustments under the Company’s equity award compensation plans. Subject to the payment of the Special Dividend, the exercise price of the Company’s options will be reduced by $0.68 per share, and holders of restricted and performance stock units will receive an amount in cash equal to $0.68 per unvested stock unit held payable when such unit vests. If all outstanding stock units vest, the aggregate amount to be paid in respect of the units will be approximately $635.

Spanish Tax Audits-Spanish Supreme Court Appeal and Mutual Agreement Procedure

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

In addition, in October 2022, the review pursuant to the Mutual Agreement Procedure between the STA and Dutch tax authorities related to the STA’s audits of the Company for fiscal years 2011 through 2013 was completed, and it was determined that the Company does not have the option to seek treaty relief against double taxation for those fiscal years.

The Company does not expect that these matters will have a material effect on its consolidated financial statements.

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

Overview

Our Business

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. Collectively, we have approximately 430,900 students enrolled at five institutions in these two countries. We believe that the higher education markets in Mexico and Peru present an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in those markets. We believe that the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education, creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy. We have two reportable segments as described below. We group our institutions by geography in Mexico and Peru for reporting purposes.

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

The following information for our reportable segments is presented as of September 30, 2022:

	Institutions	Enrollment	2022 YTD Revenues ($ in millions)(1)	% Contribution to 2022 YTD Revenues
Mexico	2	228,000	$435.0	49%
Peru	3	202,900	457.1	51%
Total (1)	5	430,900	$895.9	100%
(1) Amounts related to Corporate totaled $3.8 million and are not separately presented.

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

Results from the Discontinued Operations

The results of operations of our Discontinued Operations for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Revenues	$—	$70.8	$—	$542.7
Share-based compensation expense	—	(0.4)	—	(1.2)
Other direct costs	—	(58.1)	—	(430.8)
Loss on impairment of assets	—	—	—	(1.3)
Other non-operating expense	—	(4.9)	—	(20.5)
(Loss) gain on sale of discontinued operations before taxes, net	(0.8)	612.0	4.1	625.3
Pretax (loss) income of discontinued operations	(0.8)	619.4	4.1	714.2
Income tax expense	—	(248.8)	—	(257.4)
(Loss) income from discontinued operations, net of tax	$(0.8)	$370.5	$4.1	$456.8

We completed all of our planned divestitures in 2021. Our remaining operations are included in continuing operations.

Nine Months Ended September 30, 2022

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

During the first quarter of 2021, we recorded a loss of approximately $32.4 million in order to adjust the carrying value of our Brazil disposal group to its estimated fair value less costs to sell as of March 31, 2021. This loss is included in (Loss) gain on sale of discontinued operations before taxes, net.

On May 28, 2021, we completed the sale of our operations in Brazil, which resulted in pre-tax gain of $26.1 million, including a working capital adjustment during the third quarter of 2021.

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

Comparison of Consolidated Results for the Three Months Ended September 30, 2022 and 2021

			% Change
			Better/(Worse)
(in millions)	2022	2021	2022 vs. 2021
Revenues	$301.0	$267.7	12%
Direct costs	229.4	182.0	(26)%
General and administrative expenses	15.3	47.3	68%
Loss on impairment of assets	—	3.3	100%
Operating income	56.3	35.1	60%
Interest expense, net of interest income	(1.7)	(2.4)	29%
Other non-operating income	16.5	5.2	nm
Income from continuing operations before income taxes	71.1	37.7	89%
Income tax expense	(39.3)	(48.1)	18%
Income (loss) from continuing operations	31.9	(10.4)	nm
(Loss) income from discontinued operations, net of tax	(0.8)	370.5	(100)%
Net income	31.0	360.1	(91)%
Net loss attributable to noncontrolling interests	0.1	0.3	67%
Net income attributable to Laureate Education, Inc.	$31.1	$360.4	(91)%
nm - percentage changes not meaningful

Comparison of Consolidated Results for the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

Revenues increased by $33.3 million to $301.0 million for the three months ended September 30, 2022 (the 2022 fiscal quarter) from $267.7 million for the three months ended September 30, 2021 (the 2021 fiscal quarter). This increase in revenues was largely attributable to higher average total organic enrollment at our institutions during the 2022 fiscal quarter, increasing revenues by $24.1 million compared to the 2021 fiscal quarter. The effect of changes in tuition rates and enrollments in programs at varying price points (product mix), pricing and timing increased revenues by $6.7 million compared to the 2021 fiscal quarter. Additionally, the effect of a net change in foreign currency exchange rates increased revenues by $5.1 million compared to the 2021 fiscal quarter. These increases in revenues were partially offset by other Corporate and Eliminations changes, which accounted for a decrease in revenues of $2.6 million.

Direct costs and general and administrative expenses combined increased by $15.4 million to $244.7 million for the 2022 fiscal quarter from $229.3 million for the 2021 fiscal quarter. The increase in direct costs was primarily driven by the effect of operational changes, which increased costs by $46.4 million, primarily due to the result of higher enrollment at our institutions, as well as return-to-campus expenses. The effect of a net change in foreign currency exchange rates increased costs by $2.3 million compared to the 2021 fiscal quarter. In addition, changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in indemnification assets, increased direct costs by $0.3 million compared to the 2021 fiscal quarter. These increases in direct costs were partially offset by: (1) a decrease of $9.4 million in expenses related to the Excellence-in-Process (EiP) program in the 2022 fiscal quarter as compared to the 2021 fiscal quarter, following the completion of the EiP program in the fourth quarter of 2021; (2) lower depreciation and amortization expense of $11.5 million, which was mostly attributable to the finite-lived tradename being fully amortized during 2021; and (3) a decrease of $12.7 million in Corporate and Eliminations expenses, driven by cost-reduction efforts.

Operating income increased by $21.2 million to $56.3 million for the 2022 fiscal quarter from $35.1 million for the 2021 fiscal quarter. The increase in operating income was driven by cost-reduction efforts at Corporate, partially offset by lower operating income at both our Peru and Mexico segments, as compared to the 2021 fiscal quarter.

Interest expense, net of interest income decreased by $0.7 million to $1.7 million for the 2022 fiscal quarter from $2.4 million for the 2021 fiscal quarter.

Other non-operating income increased by $11.3 million to $16.5 million for the 2022 fiscal quarter from $5.2 million for the 2021 fiscal quarter. This increase was attributable to: (1) a higher gain on foreign currency exchange of $9.0 million during the 2022 fiscal quarter; (2) other non-operating income of $1.4 million during the 2022 fiscal quarter; and (3) the year-over-year effect of a loss on disposal of subsidiaries of $0.9 million during the 2021 fiscal quarter.

Income tax expense decreased by $8.8 million to $39.3 million for the 2022 fiscal quarter from $48.1 million for the 2021 fiscal quarter. This decrease was primarily attributable to discrete return-to-provision adjustments recorded in 2021 for the final regulations addressing the high-tax exemption for global intangible low-tax income, partially offset by the tax effect of the increase in pretax income between the two fiscal quarters.

(Loss) income from discontinued operations, net of tax changed by $371.3 million to loss of $(0.8) million for the 2022 fiscal quarter from income of $370.5 million for the 2021 fiscal quarter. This change was primarily attributable to the gain on sale of Walden University during the 2021 fiscal quarter. See Overview for further detail on results of the Discontinued Operations.

Comparison of Consolidated Results for the Nine Months Ended September 30, 2022 and 2021

			% Change
			Better/(Worse)
(in millions)	2022	2021	2022 vs. 2021
Revenues	$895.9	$790.0	13%
Direct costs	655.1	577.1	(14)%
General and administrative expenses	48.8	139.3	65%
Loss on impairment of assets	0.1	67.2	100%
Operating income	192.0	6.4	nm
Interest expense, net of interest income	(6.0)	(38.3)	84%
Other non-operating expense	(1.0)	(84.7)	99%
Income (loss) from continuing operations before income taxes and equity in net income of affiliates	185.0	(116.6)	nm
Income tax expense	(159.2)	(174.2)	9%
Equity in net income of affiliates, net of tax	0.1	—	nm
Income (loss) from continuing operations	25.9	(290.8)	109%
Income from discontinued operations, net of tax	4.1	456.8	(99)%
Net income	29.9	166.0	(82)%
Net loss attributable to noncontrolling interests	0.4	0.5	20%
Net income attributable to Laureate Education, Inc.	$30.3	$166.5	(82)%
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see “Discussion of Significant Items Affecting the Consolidated Results.”

Comparison of Consolidated Results for the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

Revenues increased by $105.9 million to $895.9 million for the nine months ended September 30, 2022 (the 2022 fiscal period) from $790.0 million for the nine months ended September 30, 2021 (the 2021 fiscal period). Average total organic enrollment was higher at our institutions, increasing revenues by $86.7 million compared to the 2021 fiscal period. The effect of product mix, pricing and timing increased revenues by $16.5 million for the 2022 fiscal period. In addition, the effect of a net change in foreign currency exchange rates increased revenues by $5.7 million compared to the 2021 fiscal period. These increases in revenues were partially offset by other Corporate and Eliminations changes, which accounted for a decrease in revenues of $3.0 million.

Direct costs and general and administrative expenses combined decreased by $12.5 million to $703.9 million for the 2022 fiscal period from $716.4 million for the 2021 fiscal period. This decrease in direct costs and administrative expenses was primarily related to: (1) lower EiP implementation expense of $36.2 million in the 2022 fiscal period following the completion of our EiP program in 2021; (2) lower depreciation and amortization expense of $31.8 million, mainly driven by the full amortization of the finite-lived tradename in 2021; (3) Other Corporate and Eliminations expenses, which accounted for a decrease in costs of $30.7 million in the 2022 fiscal period, related to cost-reduction efforts; (4) a period-over-period decrease in direct costs of $13.0 million from changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in indemnification assets; and (5) the effect of a net change in foreign currency exchange rates, which decreased costs by $0.2 million. These decreases in direct costs were partially offset by the effect of operational changes, which increased direct costs by $99.4 million, mostly attributable to the effect of higher enrollments at our institutions, as well as return-to-campus expenses.

Operating income increased by $185.6 million to $192.0 million for the 2022 fiscal period from $6.4 million for the 2021 fiscal period. This increase was primarily a result of the impairment loss related to the Laureate tradename impairment that was recognized during the 2021 fiscal period, combined with higher operating income at our Mexico and Peru segments during the 2022 fiscal period. In addition, cost-reduction efforts resulted in lower operating costs at Corporate compared to the 2021 fiscal period.

Interest expense, net of interest income decreased by $32.3 million to $6.0 million for the 2022 fiscal period from $38.3 million for the 2021 fiscal period. The decrease in interest expense was primarily attributable to lower average debt balances mainly driven by the full repayment of the Senior Notes due 2025 in the 2021 fiscal period.

Other non-operating expense decreased by $83.7 million to $1.0 million for the 2022 fiscal period from $84.7 million for the 2021 fiscal period. This decrease was attributable to: (1) the year-over-year effect of a loss on debt extinguishment of $77.9 million during the 2021 fiscal period in connection with the repayment of the Senior Notes due 2025; (2) a loss on derivative instruments of $24.5 million during the 2021 fiscal period, driven by settlement of foreign currency swap agreements in connection with the sale of our Brazilian operations; (3) a gain on disposal of subsidiaries during the 2022 fiscal period, compared to a loss during the 2021 fiscal period, for a change of $2.4 million; and (4) the period-over-period effect of other non-operating income of $0.5 million during the 2022 fiscal period. These decreases in other non-operating expense were partially offset by a loss on foreign currency exchange in the 2022 fiscal period, compared to a gain in the 2021 fiscal period, for a change of $21.6 million.

Income tax expense decreased by $15.0 million to $159.2 million for the 2022 fiscal period from $174.2 million for the 2021 fiscal period. This decrease was primarily attributable to discrete return-to-provision adjustments recorded in 2021 for the final regulations addressing the high-tax exemption for global intangible low-tax income and a net reduction in discrete expense attributable to changes in judgment for uncertain tax positions, partially offset by the tax effect of the increase in pretax income between the two periods.

Income from discontinued operations, net of tax decreased by $452.7 million to $4.1 million for the 2022 fiscal period from $456.8 million for the 2021 fiscal period. This decrease was primarily attributable to the gain on sale of Walden University during the 2021 fiscal quarter. See Overview for further detail on results of the Discontinued Operations.

Non-GAAP Financial Measure

We define Adjusted EBITDA as income (loss) from continuing operations, before equity in net (income) loss of affiliates, net of tax, income tax expense (benefit), (gain) loss on disposal of subsidiaries, net,foreign currency exchange (gain) loss, net, other (income) expense, net, loss (gain) on derivatives, loss on debt extinguishment, interest expense and interest income, plus depreciation and amortization, share-based compensation expense, loss on impairment of assets and expenses related to our Excellence-in-Process (EiP) initiative. Adjusted EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures.

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

The following table presents Adjusted EBITDA and reconciles income (loss) from continuing operations to Adjusted EBITDA for the three months ended September 30, 2022 and 2021:

			% Change
			Better/(Worse)
(in millions)	2022	2021	2022 vs. 2021
Income (loss) from continuing operations	$31.9	$(10.4)	nm
Plus:
Income tax expense	39.3	48.1	18%
Income from continuing operations before income taxes	71.1	37.7	89%
Plus:
Loss on disposal of subsidiaries, net	—	0.9	100%
Foreign currency exchange gain, net	(15.1)	(6.1)	148%
Other income, net	(1.4)	—	nm
Interest expense	3.7	3.7	—%
Interest income	(2.0)	(1.3)	54%
Operating income	56.3	35.1	60%
Plus:
Depreciation and amortization	14.5	25.9	44%
EBITDA	70.8	61.0	16%
Plus:
Share-based compensation expense (a)	1.8	2.0	10%
Loss on impairment of assets (b)	—	3.3	100%
EiP implementation expenses (c)	0.2	9.6	98%
Adjusted EBITDA	$72.8	$75.9	(4)%
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

Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Three Months Ended September 30, 2022 and 2021

Depreciation and amortization decreased by $11.4 million to $14.5 million for the 2022 fiscal quarter from $25.9 million for the 2021 fiscal quarter. This decrease was primarily attributable to the finite-lived Laureate’s tradename, which was fully amortized in 2021. When combined with other items, this change decreased depreciation and amortization by $11.5 million. The effects of foreign currency exchange increased depreciation and amortization expense by $0.1 million for the 2022 fiscal quarter.

Share-based compensation expense decreased by $0.2 million to $1.8 million for the 2022 fiscal quarter from $2.0 million for the 2021 fiscal quarter.

EiP implementation expenses decreased by $9.4 million to $0.2 million for the 2022 fiscal quarter from $9.6 million for the 2021 fiscal quarter. This decrease resulted from the completion of our EiP program in 2021, with exception of certain EiP expenses related to the run out of programs that began in prior periods.

The following table presents Adjusted EBITDA and reconciles income (loss) from continuing operations to Adjusted EBITDA for the nine months ended September 30, 2022 and 2021:

			% Change
			Better/(Worse)
(in millions)	2022	2021	2022 vs. 2021
Income (loss) from continuing operations	$25.9	$(290.8)	109%
Plus:
Equity in net income of affiliates, net of tax	(0.1)	—	nm
Income tax expense	159.2	174.2	9%
Income (loss) from continuing operations before income taxes and equity in net income of affiliates	185.0	(116.6)	nm
Plus:
(Gain) loss on disposal of subsidiaries, net	(1.5)	0.9	nm
Foreign currency exchange loss (gain), net	2.9	(18.7)	(116)%
Other (income) expense, net	(0.4)	0.1	nm
Loss on derivatives	—	24.5	100%
Loss on debt extinguishment	—	77.9	100%
Interest expense	11.6	40.8	72%
Interest income	(5.6)	(2.5)	124%
Operating income	192.0	6.4	nm
Plus:
Depreciation and amortization	43.6	75.6	42%
EBITDA	235.6	82.0	187%
Plus:
Share-based compensation expense (a)	7.0	6.0	(17)%
Loss on impairment of assets (b)	0.1	67.2	100%
EiP implementation expenses (c)	1.3	37.5	97%
Adjusted EBITDA	$244.1	$192.7	27%
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
Comparison of Depreciation and Amortization, Share-based Compensation and EiP Implementation Expenses for the Nine Months Ended September 30, 2022 and 2021
Depreciation and amortization decreased by $32.0 million to $43.6 million for the 2022 fiscal period from $75.6 million for the 2021 fiscal period. This decrease was primarily attributable to the finite-lived Laureate tradename, which was fully amortized in 2021. When combined with other items, this change decreased depreciation and amortization by $31.8 million. The effect of foreign currency exchange further decreased depreciation and amortization expense by $0.2 million for the 2022 fiscal period.

Share-based compensation expense increased by $1.0 million to $7.0 million for the 2022 fiscal period from $6.0 million for the 2021 fiscal period. The increase was primarily related to the accelerated vesting of unvested equity awards for employees terminated in connection with the now-completed strategic review process.

EiP implementation expenses decreased by $36.2 million to $1.3 million for the 2022 fiscal period from $37.5 million for the 2021 fiscal period. The decrease resulted from the completion of our EiP program in 2021, with the exception of certain EiP expenses related to the run out of programs that began in prior periods.

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

The following table, derived from our consolidated financial statements included elsewhere in this Form 10-Q, presents selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended September 30,	2022	2021	2022 vs. 2021
Revenues:
Mexico	$147.8	$131.3	13%
Peru	152.5	133.1	15%
Corporate	0.7	3.3	(79)%
Consolidated Total Revenues	$301.0	$267.7	12%

Adjusted EBITDA:
Mexico	$23.4	$27.0	(13)%
Peru	61.2	70.8	(14)%
Corporate	(11.9)	(22.0)	46%
Consolidated Total Adjusted EBITDA	$72.8	$75.9	(4)%

(in millions)			% Change
			Better/(Worse)
For the nine months ended September 30,	2022	2021	2022 vs. 2021
Revenues:
Mexico	$435.0	$390.9	11%
Peru	457.1	392.3	17%
Corporate	3.8	6.8	(44)%
Consolidated Total Revenues	$895.9	$790.0	13%

Adjusted EBITDA:
Mexico	$79.8	$61.5	30%
Peru	201.4	196.0	3%
Corporate	(37.2)	(64.9)	43%
Consolidated Total Adjusted EBITDA	$244.1	$192.7	27%

Mexico

Financial Overview

Comparison of Mexico Results for the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2021	$131.3	$104.3	$27.0
Organic enrollment (1)	11.4
Product mix, pricing and timing (1)	6.7
Organic constant currency	18.1	21.2	(3.1)
Foreign exchange	(1.6)	(1.4)	(0.2)
Other (2)	—	0.3	(0.3)
September 30, 2022	$147.8	$124.4	$23.4
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $16.5 million, a 13% increase from the 2021 fiscal quarter.
•Organic enrollment increased during the fiscal quarter by 10%, increasing revenues by $11.4 million.
•Revenues from our Mexico segment represented 49% of our consolidated total revenues for the 2022 fiscal quarter, compared to 50% for the 2021 fiscal quarter.
Adjusted EBITDA decreased by $3.6 million, a 13% decrease from the 2021 fiscal quarter, partly attributable to return-to-campus expenses.

Comparison of Mexico Results for the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2021	$390.9	$329.4	$61.5
Organic enrollment (1)	27.9
Product mix, pricing and timing (1)	18.2
Organic constant currency	46.1	41.2	4.9
Foreign exchange	(2.0)	(2.4)	0.4
Other (2)	—	(13.0)	13.0
September 30, 2022	$435.0	$355.2	$79.8
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $44.1 million, an 11% increase from the 2021 fiscal period.
•Organic enrollment increased during the 2022 fiscal period by 8%, increasing revenues by $27.9 million.
•Revenues from our Mexico segment represented 49% of our consolidated total revenues for the 2022 fiscal period, compared to 50% for the 2021 fiscal period.

Adjusted EBITDA increased by $18.3 million, a 30% increase from the 2021 fiscal period, which included a period-over-period benefit from the $13.0 million charge recorded during the 2021 fiscal period related to acquisition-related contingencies.

Peru

Financial Overview

Comparison of Peru Results for the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2021	$133.1	$62.3	$70.8
Organic enrollment (1)	12.7
Product mix, pricing and timing (1)	—
Organic constant currency	12.7	25.4	(12.7)
Foreign exchange	6.7	3.6	3.1
September 30, 2022	$152.5	$91.3	$61.2
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $19.4 million, a 15% increase from the 2021 fiscal quarter.
•Organic enrollment increased during the 2022 fiscal quarter by 10%, increasing revenues by $12.7 million.
•Revenues from our Peru segment represented 51% of our consolidated total revenues for the 2022 fiscal quarter, compared to 50% for the 2021 fiscal quarter.

Adjusted EBITDA decreased by $9.6 million, a 14% decrease from the 2021 fiscal quarter, partly attributable to return-to-campus expenses.

Comparison of Peru Results for the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2021	$392.3	$196.3	$196.0
Organic enrollment (1)	58.8
Product mix, pricing and timing (1)	(1.7)
Organic constant currency	57.1	57.0	0.1
Foreign exchange	7.7	2.4	5.3
September 30, 2022	$457.1	$255.7	$201.4
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $64.8 million, a 17% increase from the 2021 fiscal period.
•Organic enrollment increased during the 2022 fiscal period by 16%, increasing revenues by $58.8 million.
•Revenues from our Peru segment represented 51% of our consolidated total revenues for the 2022 fiscal period compared to 50% for the 2021 fiscal period.

Adjusted EBITDA increased by $5.4 million, a 3% increase from the 2021 fiscal period.

Corporate

Corporate revenues primarily include our transition services agreements related to divestitures, which are expected to end in 2022.

Comparison of Corporate Results for the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

			% Change
			Better/(Worse)
(in millions)	2022	2021	2022 vs. 2021
Revenues	$0.7	$3.3	(79)%
Expenses	12.6	25.3	50%
Adjusted EBITDA	$(11.9)	$(22.0)	46%
Adjusted EBITDA increased by $10.1 million, a 46% increase from the 2021 fiscal quarter, mainly driven by a decrease in labor costs and other professional fees related to cost-reduction efforts.

Comparison of Corporate Results for the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

			% Change
			Better/(Worse)
(in millions)	2022	2021	2022 vs. 2021
Revenues	$3.8	$6.8	(44)%
Expenses	41.0	71.7	43%
Adjusted EBITDA	$(37.2)	$(64.9)	43%

Adjusted EBITDA increased by $27.7 million, a 43% increase from the 2021 fiscal period, mainly driven by a decrease in labor costs and other professional fees related to cost-reduction efforts.

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

As of September 30, 2022, our secondary source of liquidity was cash and cash equivalents of $319.0 million. Our cash accounts are maintained with high-quality financial institutions.

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

Completed Sale Transactions

At the closing of our sale of Walden University in 2021, a portion of the total transaction value was paid into an escrow account, to be released to the Company pursuant to the terms and conditions of the escrow agreement. On August 23, 2022, the Company received approximately $71.7 million of the escrow amount. As previously described, in connection with the adoption of a plan of a partial liquidation providing for the distribution of the net proceeds from the sale of Walden University, on October 12, 2022, the company paid a special cash distribution to shareholders of approximately $136.6 million, which consisted of the cash released from the escrow account plus remaining net proceeds that had yet to be distributed.

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $17.4 million and $20.8 million as of September 30, 2022 and December 31, 2021, respectively. A portion of the restricted cash was released in October 2022, as described in Note 9, Commitments and Contingencies, in our consolidated financial statements included elsewhere in this Form 10-Q.

Indefinite Reinvestment of Historical Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As part of our business strategies, we have determined that the undistributed historical earnings of our foreign operations for which we have not already recorded taxes will be deemed indefinitely reinvested outside of the United States. As of September 30, 2022, $153.1 million of our total $319.0 million of cash and cash equivalents were held by foreign subsidiaries. As of December 31, 2021, $272.6 million of our total $324.8 million of cash and cash equivalents were held by foreign subsidiaries.

Liquidity Requirements

Our short-term liquidity requirements include: funding for debt service (including finance leases); operating lease obligations; payments of deferred compensation; working capital; operating expenses; capital expenditures; payment of a special dividend; and business development activities.

Long-term liquidity requirements include: payments on long-term debt (including finance leases); operating lease obligations; payments of deferred compensation; and payments of other third-party obligations.

Debt

As of September 30, 2022, our debt obligations included lines of credit and short-term borrowing arrangements of subsidiaries and notes payable, which totaled $83.1 million. In addition, our finance lease obligations and sale-leaseback financings were $44.1 million.

Senior Secured Credit Facility

As of both September 30, 2022 and December 31, 2021, there was no balance outstanding under our Senior Secured Credit Facility.

Covenants

Under the Third A&R Credit Agreement, we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant that applies only to the revolving credit facility (a leverage ratio covenant), as defined in the Third A&R Credit Agreement, unless certain conditions are satisfied. As of September 30, 2022, those conditions were satisfied and, therefore, we were not subject to the leverage ratio. The maximum ratio, as defined, is 3.50x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. In addition, indebtedness at some of our locations contain financial maintenance covenants and we were in compliance with those covenants as September 30, 2022.

Leases

We conduct a significant portion of our operations from leased facilities, including many of our higher education facilities and other office locations. As discussed in Note 8, Leases, in our consolidated financial statements included elsewhere in this Form 10-Q, we have significant operating lease liabilities. As of September 30, 2022 and December 31, 2021, the present value of operating lease liabilities was $384.5 million and $415.3 million, respectively.

Capital Expenditures

Capital expenditures primarily consist of purchases of property and equipment. Our capital expenditure program is a component of our liquidity and capital management strategy. This program includes discretionary spending, which we can adjust in response to economic and other changes in our business environment, to grow our business through the following: (1) capacity expansion at institutions to support enrollment growth; (2) new programs and campuses for institutions in our existing markets; and (3) information technology to increase efficiency and controls. Our non-discretionary spending includes the maintenance of existing facilities. We typically fund our capital expenditures through cash flow from operations and external financing. In the event that we are unable to obtain the necessary funding for capital expenditures, our long-term growth strategy could be significantly affected. We believe that our internal sources of cash and our ability to obtain additional third-party financing, subject to market conditions, will be sufficient to fund our investing activities.

Our total capital expenditures for our continuing and discontinued operations, excluding receipts from the sale of subsidiaries and property equipment, were $17.1 million and $32.9 million during the nine months ended September 30, 2022 and 2021, respectively. The 48% decrease in capital expenditures was primarily due to the year-over-year effect of divestitures completed in 2021 combined with lower spending in Mexico and Peru.

Special Cash Dividend

On October 24, 2022, the board of directors of the Company approved the payment of a special cash dividend (the Special Dividend) equal to $0.68 per each share of the Company’s common stock, par value $0.004 per share, to each holder of record on November 4, 2022. The Special Dividend is scheduled to be paid on November 17, 2022. Based on the current number of shares outstanding, the aggregate amount of the Special Dividend is expected to be approximately $112 million.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2022 and 2021:

(in millions)	2022	2021
Cash provided by (used in):
Operating activities	$154.7	$54.0
Investing activities	66.3	2,054.4
Financing activities	(236.5)	(1,284.5)
Effects of exchange rates changes on cash	6.4	(14.4)
Change in cash included in current assets held for sale	—	285.0
Net change in cash and cash equivalents and restricted cash	$(9.1)	$1,094.6

Comparison of Cash Flows for the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

Operating Activities
Cash provided by operating activities increased by $100.7 million to $154.7 million for the 2022 fiscal period from $54.0 million for the 2021 fiscal period. This increase in operating cash was attributable to: (1) a decrease in cash paid for interest of $47.9 million, from $60.3 million for the 2021 fiscal period to $12.4 million for the 2022 fiscal period, attributable to lower average debt balances; (2) a decrease in cash paid for taxes of $19.3 million, from $95.0 million for the 2021 fiscal period, primarily related to the payment of withholding taxes for intercompany loans that were capitalized during the 2021 fiscal period, to $75.7 million for the 2022 fiscal period; and (3) a $33.5 million increase resulting from the net effect of changes in working capital and the divestiture of subsidiaries that, in the aggregate, contributed positive operating cash flows during the 2021 fiscal period.

Investing Activities

Cash provided by investing activities decreased by $1,988.1 million to $66.3 million for the 2022 fiscal period from $2,054.4 million for the 2021 fiscal period. This decrease in investing cash flows was attributable to lower cash receipts from the sales of Discontinued Operations of $2,054.3 million, from $2,137.7 million during the 2021 fiscal period (primarily for the sale of Walden University, our operations in Honduras and Brazil, the receipt of the note receivable related to the 2020 divestiture of our Chilean operations, and the receipt of portions of the purchase prices that were withheld in connection to the 2018 sale of our China operations and the 2020 sale of our Malaysia operations) to $83.4 million, net, during the 2022 fiscal period (primarily related to the receipt of the escrow receivable related the 2021 sale of Walden University, and the collection of certain receivables from the sale of our Brazilian operations). This decrease in investing cash flows was partially offset by payments of $50.3 million made during the 2021 fiscal period for derivative instruments related to foreign exchange swap agreements associated with the sale of our Brazilian operations. Additionally, cash used for capital expenditures decreased by $15.8 million during the 2022 fiscal period, as compared to the 2021 fiscal period. Other items accounted for the remaining difference of $0.1 million.

Financing Activities

Cash used in financing activities decreased by $1,048.0 million to $236.5 million for the 2022 fiscal period from $1,284.5 million for the 2021 fiscal period. This change in financing cash outflow was attributable to: (1) lower net payments of long-term debt of $851.5 million during the 2022 fiscal period, as compared to the 2021 fiscal period, mainly driven by the 2021 repayment of the Senior Notes due 2025; (2) a period-over-period decrease of $157.1 million in the amount of common stock repurchases; (3) payments of $33.0 million made during the 2021 fiscal period for call premiums associated with the redemption of the Senior Notes due 2025; and (4) higher proceeds from the exercise of common stock options of $10.7 million during the 2022 fiscal period. These changes were partially offset by higher payments of dividend equivalent rights for vested share-based awards of $4.6 million during the 2022 fiscal period. Other items accounted for the remaining difference of $0.3 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2021 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2021 Form 10-K. During the nine months ended September 30, 2022, there were no significant changes to our critical accounting policies.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Form 10-K”) for information regarding material pending legal proceedings. There have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in “Item 1A. Risk Factors” in our 2021 Form 10‑K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (amounts in table shown in thousands, except per share amounts)

The following table provides a summary of the Company’s purchases of its common stock during the three months ended September 30, 2022 pursuant to the Company’s authorized share repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares yet to be purchased under the plans or programs (1)
7/1/22 - 7/31/22	—	$—	—	$861
8/1/22 - 8/31/22	77	11.17	77	—
9/1/22 - 9/30/22	—	—	—	—
Total	77	$11.17	77	$—

(1) On March 14, 2022, the Company announced that its Board of Directors had approved an increase of $50 million to the existing authorization to repurchase shares of the Company’s common stock under its share repurchase program, for a total authorization of $650 million. In August 2022, the Company’s repurchases reached the total authorized limit of $650 million.

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
Date: November 3, 2022

/s/ GERARD M. KNAUER
Gerard M. Knauer
Vice President, Accounting and Global Controller
Date: November 3, 2022