Form 10-K
period 2022-12-31
LAUREATE EDUCATION, INC.
filed 2023-02-23
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
OR
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________.
Commission File Number: 001-38002
Laureate Education, Inc.
(Exact name of registrant as specified in its charter)

Delaware			52-1492296
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

PMB 1158, 1000 Brickell Avenue, Suite 715,	Miami,	Florida	33131
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (786) 209-3368
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.004 per share	LAUR	The NASDAQ Stock Market LLC
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the ﬁnancial statements of the registrant included in the ﬁling reﬂect the correction of an error to previously issued ﬁnancial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $1.241 billion (based on the closing price of the registrant's common stock on that date as reported on the Nasdaq Global Select Market).
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2023
Common stock, par value $0.004 per share	157,012,698 shares
Documents Incorporated by Reference
The registrant incorporates by reference its definitive proxy statement with respect to its 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10‑K.

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

Forward‑Looking Statements

This Form 10‑K contains “forward‑looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward‑looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or similar expressions that concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results, and all statements we make relating to our current growth strategy and other future plans, strategies or transactions that may be identified, explored or implemented and any litigation or dispute resulting from any completed transaction are forward-looking statements. In addition, we, through our senior management, from time to time make forward‑looking public statements concerning our expected future operations and performance and other developments. All of these forward‑looking statements are subject to risks and uncertainties that may change at any time, including with respect to our current growth strategy and the impact of any completed divestiture or separation transaction on our remaining businesses. Accordingly, our actual results may differ materially from those we expected. We derive most of our forward‑looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward‑looking statements and risk factors included in this Form 10‑K, are disclosed under various sections throughout this Form 10‑K, including, but not limited to, Item 1—Business, Item 1A—Risk Factors, and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations. All subsequent written and oral forward‑looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the factors discussed in this Form 10‑K. Some of the factors that we believe could affect our results include:

•the risks associated with operating our portfolio of degree-granting higher education institutions in Mexico and Peru, including complex business, political, legal, regulatory, tax and economic risks;

•our ability to maintain and, subsequently, increase tuition rates and student enrollments in our institutions;

•our ability to effectively manage the growth of our business and increase our operating leverage;
•the risks associated with maintaining the value of our brands and our reputation;
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
•the effect of greater than anticipated tax liabilities;

•the effect on our business and results of operations from fluctuations in the value of foreign currencies;
•the fluctuations in revenues due to seasonality;
•the risks associated with disruptions to our computer networks and other cybersecurity incidents, including misappropriation of personal or proprietary information;

•the risks and uncertainties associated with an epidemic, pandemic or other public health emergency, such as the global coronavirus (COVID-19) pandemic, including, but not limited to, effects on student enrollment, tuition pricing, and collections in future periods;

•the risks associated with protests, strikes or natural or other disasters;

•our ability to attract and retain key personnel;
•our ability to maintain proper and effective internal controls necessary to produce accurate financial statements on a timely basis;
•the risks associated with indebtedness and disruptions to credit and equity markets;

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

General

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. These institutions, which we collectively refer to as the Laureate International Universities network, are leading brands in their respective markets and offer a broad range of undergraduate and graduate degrees through campus-based, online and hybrid programs. Collectively, we have approximately 423,000 students enrolled at five institutions with over 50 campuses as of December 31, 2022. Our institutions in Mexico and Peru operate within scaled country networks, which provide advantages in terms of shared infrastructure, technology, curricula and operational best practices. More than 80% of our students are enrolled in programs of four or more years in duration. As of December 31, 2022, a vast majority of our students were enrolled at traditional, campus-based institutions offering multi-year degrees, similar to leading private and public higher education institutions in developed markets such as the United States and Europe.

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

Country	Institution	Enrollment at December 31, 2022	Market Segment	QS Stars™ Overall University Rating	Ratings/Rankings
Mexico	Universidad del Valle de México (UVM)	103,700	Premium/ Traditional	««««	•Ranked Top 10 university in Mexico
					•5-Star rated by QS Stars™ in categories of Employability & Inclusiveness
Mexico	Universidad Tecnológica de México (UNITEC)	119,100	Value/Teaching	«««	•Largest private university in Mexico
					•5-Stars rated by QS Stars™ in categories of Employability & Inclusiveness
Peru	Universidad Peruana de Ciencias Aplicadas (UPC)	69,000	Premium/Traditional	««««	•Ranked Top 5 university in Peru
					•5-Star rated by QS Stars™ in categories of Employability & Inclusiveness
Peru	Universidad Privada del Norte (UPN)	112,100	Value/Teaching	««««	•3rd largest private university in Peru
					•5-Stars rated by QS Stars™ in categories of Employability & Inclusiveness
Peru	CIBERTEC	19,100	Tech/Voc	N/A	•2nd largest private tech/voc institute in Peru
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

Our program and level of study mix for 2022 was as follows:

Our Segments

We have two reportable segments, which are summarized in the charts below. The following information for our segments is presented as of December 31, 2022.

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

Favorable industry dynamics in Mexico and Peru driving growth in the higher education sector include the following:

Large, Growing and Underpenetrated Population of Qualified Higher Education Students. In many countries, including throughout Latin America and other developing regions, there is growing demand for higher education based on favorable demographics, increasing secondary completion rates and increasing higher education participation rates, resulting in continued growth in higher education enrollments. While global participation rates have increased for traditional higher education students (defined as 18-24 year olds), the market for higher education in Mexico and Peru is still significantly underpenetrated, at approximately 34% and 52%, respectively, as compared to approximately 62% in the United States.

Strong Economic Incentives for Higher Education. According to data from the Organization for Economic Co-operation and Development (“OECD”), in countries that are members of the OECD, the earnings from employment for younger adults (25-34 years) and older adults (45-54 years) completing higher education were approximately 39% and 75% higher, respectively, than those of younger and older adults with only an upper secondary education. We believe that the cumulative impact of favorable demographic and socio-economic trends, coupled with the superior earnings potential of higher education graduates, will continue to expand the market for private higher education.

Increasing Role of the Private Sector in Higher Education. In both Mexico and Peru, the private sector plays a meaningful role in higher education, bridging supply and demand imbalances created by a lack of capacity at public universities. In Mexico, private education providers constitute 36% of the total higher-education market (42% in states in which we have operations). In Peru, private education providers constitute 73% of the total higher-education market. In addition to capacity limitations, we believe that limited public resources, and the corresponding policy reforms to make higher education systems less dependent on the financial and operational support of local governments, have resulted in increased enrollments in private institutions relative to public institutions.

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

Attractive Financial Model.

•Private Pay Model. Essentially all of our revenues for 2022 were generated from private pay sources, as there are no material government-sponsored student loan programs in Mexico or Peru. We believe that students’ and families’ willingness to allocate personal resources to fund higher education at our institutions validates our strong value proposition.

•Revenue Visibility Enhanced by Program Length and Strong Retention. The length of our programs provides us with a high degree of revenue visibility. The majority of the academic programs offered by our institutions last between four and five years, and more than 80% of our students were enrolled in programs of at least four years or more in duration as of December 31, 2022. Additionally, we actively monitor and manage student retention because of the impact it has on student outcomes and our financial results. Our historical annual student retention rate, which we define as the proportion of prior year students returning in the current year (excluding graduating students), was 79% on average over the last five years. Given our high degree of revenue visibility, we are able to make attractive capital investments and execute other strategic initiatives to help drive sustainable growth in our business.

•Attractive Margin Profile with Significant Operating Leverage. Our scale within each country provides significant advantages, enabling us to operate efficiently with attractive margin levels. We focus on optimizing our operations at the country level through our in-county networks.

Our Strategy

Our mission is to deliver affordable, high-quality education to prepare students for successful careers and lifelong achievement, while building pride, trust, and respect in our communities. To achieve our mission, we execute a strategy enabled by the following initiatives:

Integration of Campus-Based Operations in Mexico and Peru. Our institutions in Mexico and Peru serve approximately 423,000 students in a relatively homogenous operating environment, creating a unique opportunity to harvest the benefits of scale. We believe that by implementing best practices within each country we will enable closer collaboration and facilitate innovation and improved student experiences. We believe that this unification will enable us to be more nimble in our day-to-day operations and will allow us to extract valuable insights from more data across our network. Further, we believe that integration will enable further innovation and efficiency in our academic model and operations, and allow us to expand our market share.

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
The percentage of student credit hours taken online in our campus-based institutions was approximately 27% for 2019. During most of 2020 and 2021, due to the COVID-19 pandemic, all of our students were effectively transitioned to an online learning environment, at scale. In 2022, our students, faculty and staff were able to safely return to campus and fully transitioned to blended learning modalities by the second half of the year. As we return to face-to-face operations at our campuses, we are targeting to have 40% to 60% percent of our student credit hours taken online going forward. With a common learning management system implemented across our universities, we believe that we have the expertise to continue to expand online and hybrid offerings to meet the growing demand for this market opportunity, allowing us to differentiate ourselves further from our competitors.

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

The following table presents information about the institutions as of December 31, 2022:

Reportable Segment (Enrollment)	Higher Education Institution	Year Joined Laureate Network	Year Founded
Mexico	Universidad del Valle de México (UVM)	2000	1960
(222,800)	Universidad Tecnológica de México (UNITEC)	2008	1966

Peru	Universidad Peruana de Ciencias Aplicadas (UPC)	2004	1994
(200,200)	CIBERTEC	2004	1983
	Universidad Privada del Norte (UPN)	2007	1994
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

Intellectual Property

We currently own, or have filed applications for, trademark registrations for the word “Laureate,” for “Laureate International Universities” and for the Laureate leaf logo in the trademark offices of all jurisdictions in which we operate institutions of higher learning. We have also registered or filed applications in the applicable jurisdictions in which we operate for the trademarks “Laureate Online International” and “Laureate Online Education.” In addition, we have the rights to trade names, logos and other intellectual property specific to most of our higher education institutions, in the countries in which those institutions operate.

Human Capital

At Laureate Education, Inc., we employ approximately 35,000 people (including approximately 22,000 academic staff) and are committed to promoting a culture that is strengthened by its diversity, enriched through collaboration, and built upon a foundation of continuous learning and development.

Our workforce proudly serves a population of approximately 423,000 students across Mexico and Peru and is focused on delivering academic quality and a market-leading student experience, while ensuring the highest standards of accountability, governance, and reporting.

Leading an international workforce requires a combination of universal standards, expectations, and protocols, along with a deep understanding of local culture and context. Regardless of geography, we establish and maintain the highest degree of ethical conduct, compliance, and transparency, and design and implement initiatives to promote engagement, performance, and collaboration.

In 2022, some of our company-wide initiatives included:

Ethics and Compliance

•The launch of a revised Code of Conduct, which sets out principles of integrity and ethical behavior, and our responsibilities to each other, our students, suppliers, stockholders, and the public. The Code covers such topics as accurate records, proper use of assets and information, conflicts of interest, and bribery and corruption.
•Company-wide Ethics communication campaigns targeting all employees, including live, interactive town-halls.
•Ongoing mandatory training for all employees, in all geographies.

Employee Engagement Benchmarking

•We conducted a comprehensive employee engagement survey, with an overall response rate of 79%, and an overall engagement score well above the median within higher education.
•Our overall engagement score combines net promoter score, pride in the company, intention to stay, and discretionary effort to go above and beyond. Specific areas of strength, company-wide, included productivity, engagement, and inclusion. The survey also revealed areas in which we can improve, and a series of targeted actions are being developed for 2023.

Recognizing the Impact of our People

•Through the expertise, passion, and commitment of our people, we are making a positive impact within and beyond communities across Mexico, Peru, and the United States. In 2022 we published our 2021 Impact Report which recognizes and celebrates the impact our people are creating. The report is available on our website at laureate.net. We plan to continue these efforts with publication of our 2022 Impact Report later this year. Information contained on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K.

Diversity and Inclusion

•We are committed to strengthening our commitment to Diversity and Inclusion across our company. In 2022, we established a Diversity and Equity Committee across both our universities in Mexico, and in Peru, we improved gender diversity in senior leadership by more than 20%.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Financials” portion of our investor relations website at http://investors.laureate.net and on the SEC's website at www.sec.gov as soon as reasonably practical after they are filed with the SEC. Various corporate governance documents, including our Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Corporate Governance Guidelines and Code of Conduct and Ethics are available without charge through the “Leadership and Governance” portion of our investor relations website, listed above. In addition, we may use our website as a distribution channel of material company information, and we also webcast our earnings calls via our investor relations website.

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

Some functions are exclusive to the Federal Ministry of Education, such as the establishment of study plans and programs for Basic and Mid-Superior education services. There are also concurrent functions, such as the granting and withdrawal of governmental recognition of validity of studies (Reconocimiento de Validez Oficial de Estudios) (“REVOEs”).

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

A new higher education bill was enacted in April 2021, and expected secondary provisions for this bill have not yet been added to the legislative agenda. No foreseeable material changes are expected to impact the business as a result of this bill and the expected secondary provisions.

Peruvian Regulation

We operate three post-secondary education institutions in Peru, two of which are universities and one of which is a technical-vocational institute. Peruvian law provides that universities and technical-vocational institutes can be operated as public or private entities, and that the private entities may be organized for profit. The Ministry of Education (“MINEDU”) has overall responsibility for the national education system.

In 2014, the Peruvian Congress enacted a new law (the “University Law”) to regulate the establishment, operation, monitoring and closure of universities and to promote continuous improvement of quality at Peruvian universities. The University Law created a new agency, the Superintendencia Nacional de Educación Superior Universitaria (“SUNEDU”), which is responsible for carrying out the governmental role in university regulation, including ensuring quality. While institutional autonomy is still recognized, and universities are permitted to create their own internal governance rules and determine their own academic, management and economic systems, including curriculum design and entrance and graduation requirements, all of these matters are now subject to review and evaluation by SUNEDU through its periodic review of universities as part of a license renewal process.

Under the University Law, university licenses are granted for specific time periods but are renewable, and are granted by SUNEDU. Universities have to demonstrate to SUNEDU that they comply with, at a minimum, certain Basic Quality Conditions (“BQCs”) (i.e., that they have specified academic goals and that the degrees granted and plans of study are aligned with those goals; that their academic offerings are compatible with their planning goals (e.g., there is sufficient labor demand for careers offered); that there are only two regular semesters of studies per year; that they have appropriate infrastructure and equipment; that they engage in research; that they have a sufficient supply of qualified teachers, at least 25% of whom will need to be full-time; that they supply adequate basic complementary educational services (e.g., medical and psychological services and sports activities); that they provide appropriate placement office services; and that they have transparency of institutional information). Both UPC and UPN had their licenses renewed in 2017, in each case for a period of six years, extended one additional year due to COVID-19.

SUNEDU allows for the educational services to be provided by three modalities: (i) face-to-face learning (with a maximum of 20% virtual credits), (ii) hybrid learning (with 20% to 70% of the total credits of the academic program allowed to be taken virtually) and (iii) virtual learning (credits taken virtually cannot exceed 80% of the total credits of undergraduate academic programs, with the exception of programs that are specially designed for an adult population over 24 years old - (WA programs)). In December 2022, SUNEDU modified the possibility of having WA programs 100% virtual learning, leaving only the possibility of reaching 80% of virtuality. It does not apply to previously approved programs, as the case of UPC and UPN, which must be adapted to the new percentage at the time of re-licensing.

In January 2023, the Constitutional Court declared constitutional Law 31520 that was passed in July 2022, which modified the composition of the SUNEDU Board of Directors and reduced its powers for the approval of new careers, schools and faculties. We are awaiting the appointment of the new members of SUNEDU.

Technical-vocational institutes are regulated by the MINEDU, which grants operating licenses for six years, after which the Ministry conducts a revalidation process. Since 2016, a new law regarding technical-vocational institutes (the “Institutes Law”) was enacted. The Institutes Law created two types of institutes: Higher Education Institutes (“Institutes”) which are dedicated to technical careers and Higher Education Colleges (“Colleges”) which are devoted to technical careers related to education, as well as science and information technology. Colleges grant Technical Bachelor Degrees and Professional Technical Degrees. Institutes and Colleges are subject to a mandatory license granted by the MINEDU, based on an evaluation to determine compliance with BQCs. BQCs include: an appropriate institutional management guaranteeing a proper relation with the educational model of the institution; appropriate academic management and proper program studies aligned with the MINEDU norms; appropriate infrastructure and equipment to develop educational activities; adequate teachers and staff which, at a minimum, should consist of 20% full-time staff; and appropriate financial and economic provisions. Unlike licenses, quality accreditation is voluntary, except for certain careers for which it might be mandatory as determined by law. Such accreditation will be taken into consideration for access to public grants for scholarships and research, among other things. Private Institutes and Colleges may be organized as for-profit or not-for-profit entities under Peruvian law. According to the schedule determined by the regulations, in 2018, Cibertec was granted a license by the MINEDU for a five-year period. In November 2022, Cibertec’s license renewal was submitted, with a request for a renewal period of six years.

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

Each of our institutions has worked hard to establish the value of its individual brand. Brand value may be severely damaged, even by isolated incidents, particularly if the incidents receive considerable negative publicity. There has been a marked increase in use of social media platforms and other forms of Internet-based communications that allow individuals access to a broad audience of interested persons. We believe that students and prospective employers value readily available information about our institutions and often act on such information without further investigation or authentication, and without regard to its accuracy. In addition, some of our institutions use the Laureate name in promoting their institutions. Social media platforms and devices immediately publish the content their subscribers and participants post, often without filters or checks on the accuracy of the content posted. Information concerning our company and our institutions may be posted on such platforms and devices at any time. Information posted may be materially adverse to our interests, it may be inaccurate, and it may harm our performance, prospects and business.

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

Despite our success in effectively transitioning all of our students to an online learning environment shortly after COVID-19 was declared a global pandemic in March 2020, the expansion of our existing online programs and the creation of new online academic programs may not be accepted by students or employers, or by government regulators or accreditation agencies. In addition, our efforts may be materially adversely affected by increased competition in the online education market or because of problems with the performance or reliability of our online program infrastructure.

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

As a multinational corporation, we are subject to income taxes as well as non-income based taxes in the United States and various foreign jurisdictions. The determination of our provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. In addition, changes in the valuation of our deferred tax assets and liabilities, or changes in tax laws, regulations and accounting principles, could have a material adverse effect on our future income taxes. We have not recorded deferred tax liabilities for undistributed foreign earnings because our strategy is to reinvest these earnings outside the United States. As circumstances change and if some or all of these undistributed foreign earnings are remitted to the United States, we may be required to recognize deferred tax liabilities on any amounts that we are unable to repatriate in a tax-free manner.

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

We have also identified certain tax-related contingencies that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on our results of operations if the outcomes are unfavorable.

Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially adversely affect our financial results in the period or periods for which such determination is made.

Our reported revenues and earnings may be negatively affected by the strengthening of the U.S. dollar and currency exchange rates.

We report revenues, costs and earnings in U.S. dollars, while our institutions generally collect tuition in the local currency. Exchange rates between the U.S. dollar and the local currency in the countries where we operate institutions are likely to fluctuate from period to period. In 2022, essentially all of our revenues originated outside the United States. We translate revenues and other results denominated in foreign currencies into U.S. dollars for our consolidated financial statements. This translation is based on average exchange rates during a reporting period. While the Mexican peso and the Peruvian nuevo sol strengthened against the U.S. dollar in 2022, in recent years, the U.S. dollar has strengthened against many international currencies, including the Mexican peso and Peruvian nuevo sol. As the exchange rate of the U.S. dollar strengthens, our reported international revenues and earnings are reduced because foreign currencies translate into fewer U.S. dollars. For the year ended December 31, 2022, a hypothetical 10% adverse change in average annual foreign currency exchange rates would have decreased our operating income and our Adjusted EBITDA by approximately $35.6 million and $41.3 million, respectively. For more information, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk.”

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

As of December 31, 2022, the net carrying value of our goodwill and other intangible assets totaled approximately $735 million. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Due to the revaluation of our assets at the time of the leveraged buyout transaction (LBO) and acquisitions we have completed historically, goodwill makes up a significant portion of our total assets. In accordance with generally accepted accounting principles, we periodically review goodwill and indefinite-lived intangibles for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Future reviews of goodwill and indefinite-lived intangibles could result in reductions. Any reduction in net income and operating income resulting from the write down or impairment of goodwill and indefinite-lived intangibles could adversely affect our financial results. If economic or industry conditions deteriorate or if market valuations decline, including with respect to our common stock, we may be required to impair goodwill and indefinite-lived intangibles in future periods.

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

An epidemic, pandemic or other public health emergency, such as the global coronavirus (COVID-19) pandemic and the efficacy and distribution of COVID-19 vaccines, could have a material adverse effect on our business, financial condition, cash flows and results of operations.

An epidemic, pandemic or other public health emergency, such as the current COVID-19 pandemic and the efficacy and distribution of COVID-19 vaccines, in the locations in which our students, faculty, and staff live, work and attend classes could have an adverse effect on our business, financial condition, cash flows and results of operations. An epidemic, pandemic or other public health emergency could adversely affect, and, in the case of the COVID-19 pandemic, has adversely affected, global economies, market conditions and business operations across industries worldwide, including our industry. Therefore, we remain cautious about how the economy might behave for the next few years and continue to monitor the potential impact of COVID-19 on our operations. Any general economic slowdown or recession that disproportionately impacts the countries in which our institutions operate could have a material adverse effect on our business, financial condition, cash flows and results of operations. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Protests and strikes may disrupt our ability to hold classes as well as our ability to attract and retain students, which could materially adversely affect our operations.

Political, social and economic developments in the countries in which we operate may cause protests and disturbances against conditions in those countries, including policies relating to the operation and funding of higher education institutions. These disturbances may involve protests in areas where our campuses are located or on our university campuses, including the occupation of university buildings and the disruption of classes. We are unable to predict whether students at our institutions will engage in various forms of protest in the future. Should we sustain student strikes, protests or occupations in the future, it could have a material adverse effect on our results of operations and on our overall financial condition. Further, we may need to make additional investments in security infrastructure and personnel on our campuses in order to prevent future protests from disrupting the ability of our institutions to hold classes. If we are required to make substantial additional investments in security, or if we are unable to identify security enhancements that would prevent future disruptions of classes, that could cause an adverse effect on our results of operations and financial condition. In addition, we may need to pay overtime compensation to certain of our faculty and staff, which may increase our overall costs.

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

While the Credit Agreement provides for quarterly compliance with the Consolidated Senior Secured Debt to Consolidated EBITDA Ratio, as defined in the Credit Agreement, as of December 31, 2022, we were not required to comply with this covenant.

We rely on funds from our operating subsidiaries to meet our debt service and other obligations.

We conduct all of our operations through certain of our subsidiaries, and we have no significant assets other than cash of approximately $10 million as of December 31, 2022 held at corporate entities and the capital stock or other control rights of our subsidiaries. Also as of December 31, 2022, we had $100 million of U.S. dollar denominated debt obligations outstanding under our Senior Secured Credit Facility, As a result, we rely on our operating subsidiaries to pay dividends or to make distributions or other payments to their parent companies. In addition, we rely on intercompany loan repayments and other payments from our operating subsidiaries to meet any existing or future debt service and other obligations, a substantial portion of which are denominated in U.S. dollars. The ability of our operating subsidiaries to pay dividends or to make distributions or other payments to their parent companies or directly to us will depend on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdictions of organization, regulatory requirements, agreements entered into by those operating subsidiaries and the covenants of any existing or future outstanding indebtedness that we or our subsidiaries may incur. Further, because most of our income is generated by our operating subsidiaries in non-U.S. dollar denominated currencies, our ability to service our U.S. dollar denominated debt obligations may be affected by any strengthening of the U.S. dollar compared to the functional currencies of our operating subsidiaries.

Disruptions of the credit and equity markets worldwide may impede or prevent our access to the capital markets for additional funding to conduct our business and may affect the availability or cost of borrowing under our existing credit facility.

The credit and equity markets of both mature and developing economies have historically experienced extraordinary volatility, asset erosion and uncertainty, leading to governmental intervention in the banking sector in the United States and abroad. If these market disruptions occur in the future, we may not be able to access the capital markets to obtain funding needed to refinance our existing indebtedness or conduct our business. In addition, changes in the capital or other legal requirements applicable to commercial lenders may affect the availability or increase the cost of borrowing under our Senior Secured Credit Facility. If we are unable to obtain needed capital on terms acceptable to us, we may need to limit our growth initiatives or take other actions that materially adversely affect our business, financial condition, results of operations and cash flows.

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

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought only in the Court of Chancery in the State of Delaware unless we otherwise consent in writing to an alternative form. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. We believe that this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies. This choice of forum provision, however, may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, results of operations and cash flows. The choice of forum provision in the Company’s amended and restated certificate of incorporation will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws, including the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, or the respective rules and regulations promulgated thereunder.

Risks Relating to Peruvian Nonresident Capital Gains Tax

Sale of our common stock may trigger taxes payable in Peru.

Stockholders who sell, exchange, or otherwise dispose of Company shares may be subject to Peruvian tax at a rate of 30% on their gain realized in such transaction determined under certain Peruvian valuation rules regardless of whether the transaction is taxable for non-Peruvian purposes. In determining the amount of such gain subject to such tax, the gain is first multiplied by the percentage of the Company’s value that is represented by its Peruvian business determined under certain Peruvian valuation rules (the Peru Ratio). This tax applies if the value of stock determined under certain Peruvian valuation rules (calculated in PEN) transferred multiplied by the Peru Ratio exceeds approximately $48 million applying the PEN/USD exchange rate of December 31, 2022 (the Threshold). The Threshold is calculated in PEN and changes with currency exchange rates. For purposes of determining whether the Threshold has been exceeded by any holder, all transfers made by such holder over any 12-month period are aggregated. For purposes of determining whether any tax is owed, the holder must have their basis “certified” by the Peruvian tax authorities in advance of such transaction. If the holder exceeds the Threshold and does not obtain a tax basis certificate before the transaction, the holder’s tax basis in the shares will be considered zero for Peruvian tax purposes. We advise current and future holders, who currently have or intend to own or trade in significant volumes of our common stock, to seek the advice of their own advisors with knowledge of the matters described above.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Laureate is headquartered in Miami, Florida. The following table summarizes the Company's properties by segment as of December 31, 2022:

Segment	Square feet leased space	Square feet owned space	Total square feet
Mexico	25,173,389	8,529,832	33,703,221
Peru	623,614	5,464,092	6,087,706
Corporate (including headquarters)	10,059	—	10,059
Other	—	109,104	109,104
Total	25,807,062	14,103,028	39,910,090

Our Mexico and Peru segments lease or own various sites that may include a local headquarters and all or some of the facilities of a campus or location. Some of our owned facilities are subject to mortgages.

Item 3. Legal Proceedings

Our former Spanish holding company, Laureate Netherlands Holding B.V. (f/k/a Iniciativas Culturales de España, S.L.), has been subject to ongoing tax audits by the Spanish Taxing Authority (“STA”), resulting in the issuance of final assessments based on the STA’s rejection of the tax deductibility of financial expenses related to certain intercompany acquisitions. Accordingly, we have paid assessments totaling approximately $40.8 million for tax years during the period 2006 to 2015. We have filed various appeals of the assessments, which have been rejected. However, a decision is still pending with respect to the STA’s appeal to the Spanish Supreme Court on these issues, which the Company believes will provide resolution of the relevant issues raised in the Company’s objections to the assessments. The Company does not expect that this matter will have a material effect on its consolidated financial statements.

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

Holders of Record

There were 70 holders of record of our common stock as of January 31, 2023. The number of beneficial owners of our common stock is substantially greater than the number of record holders because substantially all of our common stock is held in “street name” by banks and brokers.

Dividend Policy

We currently do not anticipate paying any ordinary cash dividends on our common stock in the foreseeable future; however, the Company may consider extraordinary dividend(s) as part of an overall strategy to return capital to shareholders. Notwithstanding any such actions, we expect to retain our future earnings, if any, for use in the operation of our business. The terms of our Credit Agreement limit our ability to pay cash dividends in certain circumstances. Furthermore, if we are in default under our Credit Agreement, our ability to pay cash dividends will be limited in the absence of a waiver of that default or an amendment to such agreement. In addition, our ability to pay cash dividends on shares of our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries. For more information on our Credit Agreement, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8, Debt, in our consolidated financial statements included elsewhere in this Form 10-K. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our Board of Directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board of Directors.

Stock Performance Graph

The following graph compares the cumulative total return of our common stock, an industry peer group index, and the Nasdaq Composite Index from December 31, 2017 through December 31, 2022. We believe that our industry peer group represents the majority of the market value of publicly traded companies whose primary business is post-secondary education. The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 investment on December 31, 2017 in either our common stock, the companies in our industry peer group, or the Nasdaq Composite Index. Data for the Nasdaq Composite Index and our peer group assume reinvestment of dividends.

The peer group included in the performance graph above consists of Strategic Education, Inc. (STRA), Adtalem Global Education, Inc. (ATGE), Grand Canyon Education, Inc. (LOPE), Cogna Educação S.A. (COGN3), YDUQS Participacoes S.A. (YDUQ3) and Anima Holdings S.A. (ANIM3).

In connection with the adoption of a plan of partial liquidation providing for the distribution of the net proceeds from the sale of Walden e-Learning LLC, in October 2021, the Company paid a special cash distribution of $7.01 per share of the Company’s common stock. Also in connection with the distribution of the net proceeds from the sale of Walden e-Learning LLC, in December 2021 the Company paid a special cash distribution of $0.58 per share of the Company’s common stock to each holder of record on December 14, 2021, and in October 2022 the Company paid a special cash distribution of $0.83 per share of the Company’s common stock to each holder of record on September 28, 2022. In addition, in November 2022 the Company paid a special cash dividend of $0.68 per share of the Company’s common stock to each holder of record on November 4, 2022. Accordingly, the performance graph below adjusts for these distributions.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (in thousands, except per share amounts)

The following table provides a summary of the Company’s purchases of its common stock during the fourth quarter of the fiscal year ended December 31, 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares yet to be purchased under the plans or programs
10/1/22 - 10/31/22	—	$—	—	$—
11/1/22 - 11/30/22	7,971	$9.41	—	$—
12/1/22 - 12/31/22	—	$—	—	$—
Total	7,971	$9.41	—	$—
(1) The secondary offering that was completed on November 22, 2022 also included the Company's repurchase of 7,971 shares of common stock from the underwriters at a price per share of $9.40875.
During the third quarter of 2022, the Company's repurchases reached the total authorized limit under its previous stock repurchase program of $650 million and the Company has not authorized a new repurchase program.

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

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided to assist readers of the financial statements in understanding the results of operations, financial condition and cash flows of Laureate Education, Inc. This MD&A should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K. The consolidated financial statements included elsewhere in this Form 10-K are presented in U.S. dollars (USD) rounded to the nearest thousand, with the amounts in the MD&A rounded to the nearest tenth of a million. Therefore, discrepancies in the tables between totals and the sums of the amounts listed may occur due to such rounding. Our MD&A is presented in the following sections:

•Overview;
•Results of Operations;
•Liquidity and Capital Resources;
•Critical Accounting Policies and Estimates; and
•Recently Issued Accounting Standards.

Overview

Our Business

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. Collectively, we have approximately 423,000 students enrolled at five institutions in these two countries. We believe that the higher education markets in Mexico and Peru present an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in those markets. We believe that the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education, creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy. We have two reportable segments as described below. We group our institutions by geography in Mexico and Peru for reporting purposes.

Discontinued Operations

As a result of the strategic review first announced in January 2020, during the third quarter of 2020, the Company completed a sale of its operations in Chile and signed agreements to sell its operations in Brazil, Australia and New Zealand, as well as Walden University in the United States. These sales were completed during 2020 and 2021. Additionally, prior to 2020, the Company had announced the divestiture of certain other subsidiaries in Europe, Asia and Central America, which has been completed. These announcements represented strategic shifts that had a major effect on the Company’s operations and financial results. Accordingly, all of the divestitures that were part of these strategic shifts were accounted for as Discontinued Operations for all periods presented in accordance with Accounting Standards Codification (ASC) 205-20, “Discontinued Operations” (ASC 205).

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

Our Segments

Our segments generate revenues by providing an education that emphasizes profession-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings utilize campus-based, online and hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. The Mexico and Peru markets are characterized by what we believe is a significant imbalance between supply and demand. The demand for higher education is large and growing and is fueled by several demographic and economic factors, including a growing middle class, global growth in services and technology-related industries and recognition of the significant personal and economic benefits gained by graduates of higher education institutions. The target demographics are primarily 18- to 24-year-olds in the countries in which we compete. We compete with other private higher education institutions on the basis of price, educational quality, reputation and location. We believe that we compare favorably with competitors because of our focus on quality, professional-oriented curriculum and the competitive advantages provided by our network. There are a number of private and public institutions in both of the countries in which we operate, and it is difficult to predict how the markets will evolve and how many competitors there will be in the future. We expect competition to increase as the Mexican and Peruvian markets mature. Essentially all of our revenues were generated from private pay sources as there are no material government-sponsored loan programs in Mexico or Peru. Specifics related to both of our reportable segments are discussed below:

•Private education providers in Mexico constitute approximately 36% of the total higher-education market. The private sector plays a meaningful role in higher education, bridging supply and demand imbalances created by a lack of capacity at public universities. Laureate owns two nationally licensed institutions and is present throughout the country with a footprint of over 35 campuses. Students in our Mexican institutions typically finance their own education.

•In Peru, private universities are increasingly providing the capacity to meet growing demand and constitute approximately 73% of the total higher-education market. Laureate owns three institutions in Peru.

Corporate is a non-operating business unit whose purpose is to support operations. Its departments are responsible for establishing operational policies and internal control standards, implementing strategic initiatives, and monitoring compliance with policies and controls throughout our operations. Our Corporate segment provides financial, human resource, information technology, insurance, legal and tax compliance services. The Corporate segment also contains the eliminations of inter-segment revenues and expenses.

The following information for our reportable segments is presented as of December 31, 2022:

	Institutions	Enrollment	2022 Revenues (in millions) (1)	% Contribution to 2022 YTD Revenues
Mexico	2	222,800	$613.9	50%
Peru	3	200,200	624.2	50%
Total (1)	5	423,000	$1,242.3	100%
(1) Amounts related to Corporate totaled $4.1 million and are not separately presented.

Challenges

Our operations are outside of the United States and are subject to complex business, economic, legal, regulatory, political, tax and foreign currency risks, which may be difficult to adequately address. As a result, we face risks that are inherent in international operations, including: fluctuations in exchange rates, possible currency devaluations, inflation and hyper-inflation; price controls and foreign currency exchange restrictions; potential economic and political instability in the countries in which we operate; expropriation of assets by local governments; key political elections and changes in government policies; multiple and possibly overlapping and conflicting tax laws; and compliance with a wide variety of foreign laws. See “Item 1A—Risk Factors—Risks Relating to Our Business—We operate a portfolio of degree-granting higher education institutions in Mexico and Peru and are subject to complex business, economic, legal, political, tax and foreign currency risks, which risks may be difficult to adequately address.” We plan to grow organically by: 1) adding new programs and course offerings; 2) expanding target student demographics; and 3) increasing capacity at existing and new campus locations. Our success in growing our business will depend on the ability to anticipate and effectively manage these and other risks related to operating in various countries.
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

Each of our institutions has an enrollment cycle that varies by geographic region and academic program. Each institution has a “Primary Intake” period during each academic year in which the majority of the enrollment occurs. Each institution also has a smaller “Secondary Intake” period. Our Peruvian institutions have their Primary Intake during the first calendar quarter and a Secondary Intake during the third calendar quarter. Institutions in our Mexico segment have their Primary Intake during the third calendar quarter and a Secondary Intake during the first calendar quarter. Our institutions in Peru are generally out of session in January, February and July, while institutions in Mexico are generally out of session in May through July. Revenues are recognized when classes are in session.

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

Factors Affecting Comparability

Foreign Exchange

While the USD is our reporting currency, our institutions are located in Mexico and Peru and operate in other functional currencies, namely the Mexican peso and Peruvian nuevo sol. We monitor the impact of foreign currency movements and the correlation between the local currency and the USD. Our revenues and expenses are generally denominated in local currency. The principal foreign exchange exposure is the risk related to the translation of revenues and expenses incurred in each country from the local currency into USD. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our reported revenues and earnings may be negatively affected by the strengthening of the U.S. dollar and currency exchange rates.” In order to provide a framework for assessing how our business performed excluding the effects of foreign currency fluctuations, we present organic constant currency in our segment results, which is calculated using the change from prior-year average foreign exchange rates to current-year average foreign exchange rates, as applied to local-currency operating results for the current year, and then excludes the impact of any acquisitions, divestitures and other items, as described in the segments results.

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

Income Tax Expense

Our consolidated income tax provision is derived based on the combined impact of federal, state and foreign income taxes. Also, discrete items can arise in the course of our operations that can further affect the Company’s effective tax rate for the period. Our tax rate fluctuates from period to period due to changes in the mix of earnings between our tax-paying entities and our loss-making entities for which it is not ‘more likely than not’ that a tax benefit will be realized on the loss. See “Item 1A—Risk Factors—Risks Relating to Our Business—We may have exposure to greater-than-anticipated tax liabilities.”

The Organization for Economic Co-operation and Development (OECD) has proposed changes to numerous long-standing tax principles. These proposals, if finalized and adopted by the associated countries, will likely increase tax uncertainty, and may adversely affect our provision for income taxes. The Company will continue to monitor regulatory developments to assess potential impacts to the Company.

Results of the Discontinued Operations

The results of operations of the Discontinued Operations for the years ended December 31, 2022, 2021, and 2020 were as follows:

	For the year ended December 31,
	2022	2021	2020
Revenues	$—	$543.0	$1,674.6
Depreciation and amortization expense	—	—	(60.4)
Share-based compensation expense	—	(1.3)	(3.1)
Other direct costs	—	(433.1)	(1,313.3)
Loss on impairment of assets	—	(1.3)	(438.3)
Other non-operating expense	—	(22.3)	(68.6)
Gain on sale of discontinued operations before taxes, net	7.8	636.2	25.0
Pretax income (loss) of discontinued operations	7.8	721.2	(183.8)
Income tax benefit (expense)	0.5	(234.3)	(114.3)
Income (loss) from discontinued operations, net of tax	$8.3	$486.9	$(298.1)

Year Ended December 31, 2022

The $7.8 million gain in the table above primarily resulted from the transfer of the remaining assets and liabilities that were classified as held for sale as of December 31, 2021, which related to the divestiture of our operations in Chile. This transfer was completed during the second quarter of 2022 and resulted in a gain of approximately $4.3 million.

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

Year Ended December 31, 2020

On January 10, 2020, we sold our operations in Costa Rica, which resulted in a pre-tax loss of approximately $18.6 million. This loss was in addition to a previously recorded loss of approximately $25.0 million that we recognized in 2019 to write down the carrying value of the held-for-sale Costa Rica disposal group to its estimated fair value.

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

•Summary Comparison of Consolidated Results;
•Non-GAAP Financial Measure; and
•Segment Results.

Summary Comparison of Consolidated Results

Discussion of Significant Items Affecting the Consolidated Results for the Years Ended December 31, 2021 and 2020

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

Comparison of Consolidated Results for the Years Ended December 31, 2022, 2021 and 2020

				% Change
				Better/(Worse)
(in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Revenues	$1,242.3	$1,086.7	$1,024.9	14%	6%
Direct costs	907.4	814.5	802.5	(11)%	(1)%
General and administrative expenses	64.8	204.4	199.8	68%	(2)%
Loss on impairment of assets	0.1	72.5	352.0	100%	79%
Operating income (loss)	270.0	(4.6)	(329.3)	nm	99%
Interest expense, net of interest income	(8.9)	(41.9)	(98.7)	79%	58%
Other non-operating expense	(15.3)	(91.0)	(22.8)	83%	nm
Income (loss) from continuing operations before income taxes and equity in net income of affiliates	245.9	(137.5)	(450.8)	nm	69%
Income tax (expense) benefit	(185.4)	(145.6)	130.1	(27)%	nm
Equity in net income of affiliates, net of tax	0.3	—	0.2	nm	(100)%
Income (loss) from continuing operations	60.7	(283.1)	(320.6)	121%	12%
Income (loss) from discontinued operations, net of tax	8.3	486.9	(298.1)	(98)%	nm
Net income (loss)	69.0	203.8	(618.7)	(66)%	133%
Net loss (income) attributable to noncontrolling interests	0.6	(11.3)	5.4	(105)%	nm
Net income (loss) attributable to Laureate Education, Inc.	$69.6	$192.4	$(613.3)	(64)%	131%
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see “Discussion of Significant Items Affecting the Consolidated Results.”

Comparison of Consolidated Results for the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Revenues increased by $155.6 million to $1,242.3 million for 2022 from $1,086.7 million for 2021. Average total organic enrollment was higher at our institutions, increasing revenues by $111.9 million compared to 2021. The effect of changes in tuition rates and enrollments in programs at varying price points (“product mix”), pricing and timing increased revenues by $30.8 million compared to 2021. In addition, the effect of a net change in foreign currency exchange rates increased revenues by $18.0 million, due to the strengthening of the Peruvian nuevo sol and the Mexican peso against the USD compared to 2021. These increases in revenues were partially offset by other Corporate and Eliminations changes, which accounted for a decrease in revenues of $5.1 million.

Direct costs and general and administrative expenses combined decreased by $46.7 million to $972.2 million for 2022 from $1,018.9 million for 2021. This decrease in direct costs and administrative expenses was primarily related to: (1) lower EiP implementation expense of $74.6 million as a result of the completion of our EiP program in 2021; (2) lower depreciation and amortization expense of $42.6 million, mainly driven by the full amortization of the finite-lived tradename in 2021; (3) lower other Corporate and Eliminations expenses, which accounted for a decrease in costs of $42.0 million in 2022, related to cost-reduction efforts; and (4) changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in indemnification assets, which resulted in a year-over-year decrease in costs of $13.1 million. These decreases in direct costs were partially offset by the effect of operational changes, which increased direct costs by $115.6 million compared to 2021, mainly attributable to the effect of higher enrollments at our institutions, as well as return-to-campus expenses. Additionally, the effect of a net change in foreign currency exchange rates increased costs by $10.0 million compared to 2021.

Operating income (loss) changed by $274.6 million to income of $270.0 million for 2022 from loss of $(4.6) million for 2021. This increase in operating income was primarily a result of the impairment loss related to the Laureate tradename impairment that was recognized during 2021, combined with higher operating income at our Mexico and Peru segments during 2022. Additionally, cost-reduction efforts resulted in lower operating costs at Corporate in 2022, as compared to 2021.

Interest expense, net of interest income decreased by $33.0 million to $8.9 million for 2022 from $41.9 million for 2021. The decrease in interest expense was primarily attributable to lower average debt balances mainly driven by the full repayment of the Senior Notes due 2025 in 2021.

Other non-operating expense decreased by $75.7 million to $15.3 million for 2022 from $91.0 million for 2021. This decrease was attributable to: (1) a loss on debt extinguishment of $77.9 million during 2021 in connection with the repayment of the Senior Notes due 2025; (2) a loss on derivative instruments during 2021 of $24.5 million, driven by settlement of foreign currency swap agreements in connection with the sale of our Brazilian operations; (3) a gain on disposal of subsidiaries during 2022, compared to a loss during 2021, for a change of $2.0 million; and (4) other non-operating income during 2022, compared to expense during 2021, for a change of $2.5 million. These decreases in other non-operating expense were partially offset by foreign currency exchange loss in 2022, compared to a gain in 2021, for a change of $31.2 million.

Income tax expense increased by $39.8 million to $185.4 million for 2022 from $145.6 million for 2021. This increase was primarily driven by the tax effect of the increase in pretax income in 2022 compared to 2021. Additionally, the Company recognized an income tax reserve related to the application of the high-tax exception to global intangible low-taxed income. The increase was partially offset by a nonrecurring expense attributable to amended returns filed in 2021. Additionally, the increase was partially offset by less tax cost associated with the Netherlands intellectual property restructuring when compared to the prior year.

Income from discontinued operations, net of tax decreased by $478.6 million to $8.3 million for 2022 from $486.9 million for 2021. This decrease was primarily attributable to the gain on sale of Walden University during 2021. See Overview for further detail on results of the Discontinued Operations.

Net loss (income) attributable to noncontrolling interests changed by $11.9 million to a loss of $0.6 million for 2022 from an income of $(11.3) million for 2021. This change was primarily related to our previous joint venture in Saudi Arabia and the income effect to noncontrolling interests that resulted in 2021 from the settlement of certain intercompany transactions.

Comparison of Consolidated Results for the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Revenues increased by $61.8 million to $1,086.7 million for 2021 from $1,024.9 million for 2020. Average total enrollment at a majority of our institutions, mainly in our Peru segment, increased during 2021, increasing revenues by $75.2 million compared to 2020. The increase in average total enrollment in Peru was attributable to a robust primary intake cycle during 2021 and increased retention rates. Additionally, the effect of product mix, pricing and timing increased revenues by $19.6 million compared to 2020. These increases in revenues were partially offset by the effect of a net change in foreign currency exchange rates, which decreased revenues by $34.8 million, due to weakening of the Peruvian nuevo sol against the USD. Other Corporate and Eliminations changes accounted for an increase in revenues of $1.8 million.

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

Income tax (expense) benefit changed by $275.7 million to an expense of $(145.6) million for 2021 from a benefit of $130.1 million for 2020. This change was attributable to tax expense recorded in 2021 of approximately $35.7 million related to amended returns filed for the Company's election to exclude certain foreign income of foreign corporations from global intangible low-taxed income (GILTI). In the prior year the company recorded a $70.9 million tax benefit for this item, resulting in a year-over-year change of approximately $106.6 million. In addition, the decrease in pre-tax loss in the current year resulted in $76.9 million of less tax benefit compared to 2020. Additionally, there was a year-over-year increase in state tax expense of $41.3 million and a year-over-year increase in withholding taxes of $30.0 million.

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

Non-GAAP Financial Measure

We define Adjusted EBITDA as income (loss) from continuing operations, before equity in net (income) loss of affiliates, net of tax, income tax expense (benefit), (gain) loss on disposal of subsidiaries, net, foreign currency exchange (gain) loss, net, other (income) expense, net, loss (gain) on derivatives, loss on debt extinguishment, interest expense and interest income, plus depreciation and amortization, share-based compensation expense, loss on impairment of assets and expenses related to our Excellence-in-Process (EiP) initiative. Adjusted EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures.

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

The following table presents Adjusted EBITDA and reconciles income (loss) from continuing operations to Adjusted EBITDA for the years ended December 31, 2022, 2021 and 2020:

				% Change
				Better/(Worse)
(in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Income (loss) from continuing operations	$60.7	$(283.1)	$(320.6)	121%	12%
Plus:
Equity in net income of affiliates, net of tax	(0.3)	—	(0.2)	nm	(100)%
Income tax expense (benefit)	185.4	145.6	(130.1)	(27)%	nm
Income (loss) from continuing operations before income taxes and equity in net income of affiliates	245.9	(137.5)	(450.8)	nm	69%
Plus:
(Gain) loss on disposal of subsidiaries, net	(1.4)	0.6	7.3	nm	92%
Foreign currency exchange loss (gain), net	17.4	(13.8)	(13.5)	nm	2%
Other (income) expense, net	(0.8)	1.7	2.4	147%	29%
Loss on derivatives	—	24.5	26.0	100%	6%
Loss on debt extinguishment	—	77.9	0.6	100%	nm
Interest expense	16.4	46.3	100.9	65%	54%
Interest income	(7.6)	(4.4)	(2.2)	73%	100%
Operating income (loss)	270.0	(4.6)	(329.3)	nm	99%
Plus:
Depreciation and amortization	59.1	101.2	83.1	42%	(22)%
EBITDA	329.1	96.6	(246.2)	nm	139%
Plus:
Share-based compensation expense (a)	8.8	8.9	10.2	1%	13%
Loss on impairment of assets (b)	0.1	72.5	352.0	100%	79%
EiP implementation expenses (c)	0.8	75.4	89.6	99%	16%
Adjusted EBITDA	$338.9	$253.4	$205.7	34%	23%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”
(b) Represents non-cash charges related to impairments of long-lived assets. For further details on certain impairment items see “Discussion of Significant Items Affecting the Consolidated Results for the Years Ended December 31, 2021 and 2020.”
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

Comparison of Depreciation and Amortization and EiP Implementation Expenses for the Years Ended December 31, 2022 and 2021

Depreciation and amortization decreased by $42.1 million to $59.1 million for 2022 from $101.2 million for 2021. This decrease was primarily attributable to the finite-lived Laureate tradename, which was fully amortized in 2021, combined with a lower depreciable asset base at Corporate following the outsourcing of a majority of our information technology activities to a third-party service provider during 2021.

EiP implementation expenses decreased by $74.6 million to $0.8 million for 2022 from $75.4 million for 2021. This decrease resulted from the completion of our EiP program in 2021, with the exception of certain EiP expenses related to the run out of programs that began in prior periods.

Comparison of Depreciation and Amortization and EiP Implementation Expenses for the Years Ended December 31, 2021 and 2020

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

The following tables, derived from our consolidated financial statements included elsewhere in this Form 10-K, present selected financial information of our reportable segments:

(in millions)				% Change
				Better/(Worse)
For the year ended December 31,	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Revenues:
Mexico	$613.9	$540.4	$534.6	14%	1%
Peru	624.2	537.1	482.9	16%	11%
Corporate	4.1	9.2	7.4	(55)%	24%
Consolidated Total Revenues	$1,242.3	$1,086.7	$1,024.9	14%	6%

Adjusted EBITDA:
Mexico	$123.4	$95.8	$112.9	29%	(15)%
Peru	266.7	245.7	189.5	9%	30%
Corporate	(51.2)	(88.1)	(96.7)	42%	9%
Consolidated Total Adjusted EBITDA	$338.9	$253.4	$205.7	34%	23%

Mexico

Financial Overview
Comparison of Mexico Results for the Year Ended December 31, 2022 to the Year Ended December 31, 2021

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2021	$540.4	$444.6	$95.8
Organic enrollment (1)	41.8
Product mix, pricing and timing (1)	25.4
Organic constant currency	67.2	54.8	12.4
Foreign exchange	6.3	4.2	2.1
Other (2)	—	(13.1)	13.1
December 31, 2022	$613.9	$490.5	$123.4
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $73.5 million, a 14% increase from 2021.
•Organic enrollment increased during 2022 by 9%, increasing revenues by $41.8 million.
•Revenues from our Mexico segment represented 50% of our consolidated total revenues for both 2022 and 2021.

Adjusted EBITDA increased by $27.6 million, a 29% increase from 2021.
•The increase in Adjusted EBITDA included a year-over-year benefit from the $13.1 million charge recorded during 2021 related to acquisition-related contingencies.

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
•Revenues from our Mexico segment represented 50% of our consolidated total revenues for 2021 compared to 53% for 2020.

Adjusted EBITDA decreased by $17.1 million, a 15% decrease from 2020.
•The decrease in Adjusted EBITDA included a year-over-year effect of a gain of $5.8 million from the sale of land and buildings at one of our campuses in 2020, which is included in Organic constant currency.

Peru

Financial Overview

Comparison of Peru Results for the Year Ended December 31, 2022 to the Year Ended December 31, 2021

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2021	$537.1	$291.4	$245.7
Organic enrollment (1)	70.1
Product mix, pricing and timing (1)	5.3
Organic constant currency	75.4	60.8	14.6
Foreign exchange	11.7	5.3	6.4
December 31, 2022	$624.2	$357.5	$266.7
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $87.1 million, a 16% increase from 2021.
•Organic enrollment increased during 2022 by 14%, increasing revenues by $70.1 million.
•Revenues from our Peru segment represented 50% of our consolidated total revenues for both 2022 and 2021.

Adjusted EBITDA increased by $21.0 million, a 9% increase from 2021.

Comparison of Peru Results for the Year Ended December 31, 2021 to the Year Ended December 31, 2020

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2020	$482.9	$293.4	$189.5
Organic enrollment (1)	75.2
Product mix, pricing and timing (1)	40.8
Organic constant currency	116.0	29.7	86.3
Foreign exchange	(61.8)	(31.6)	(30.2)
Other (2)	—	(0.1)	0.1
December 31, 2021	$537.1	$291.4	$245.7
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
•Revenues from our Peru segment represented 50% of our consolidated total revenues for 2021 compared to 47% for 2020.

Adjusted EBITDA increased by $56.2 million, a 30% increase from 2020, primarily driven by higher enrollments.

Corporate

Corporate revenues primarily include our transition services agreements related to divestitures, which were mostly completed in 2022.

Operating results for Corporate for the years ended December 31, 2022, 2021 and 2020 were as follows:

				% Change
				Better/(Worse)
(in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Revenues	$4.1	$9.2	$7.4	(55)%	24%
Expenses	55.3	97.3	104.1	43%	7%
Adjusted EBITDA	$(51.2)	$(88.1)	$(96.7)	42%	9%

Comparison of Corporate Results for the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Adjusted EBITDA increased by $36.9 million, a 42% increase from 2021, mainly driven by a decrease in labor costs and other professional fees, related to cost-reduction efforts.

Comparison of Corporate Results for the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Adjusted EBITDA increased by $8.6 million, a 9% increase from 2020.
•Labor costs and other professional fees decreased expenses by $23.3 million for 2021 compared to 2020, related to cost-reduction efforts. This increase in Adjusted EBITDA was partially offset by other items, which accounted for a decrease in adjusted EBITDA of $14.7 million.

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

As of December 31, 2022, our secondary source of liquidity was cash and cash equivalents of $85.2 million. Our cash accounts are maintained with high-quality financial institutions.

The Company also maintains a revolving credit facility (the Senior Secured Credit Facility) with a syndicate of financial institutions as a source of liquidity. The revolving credit facility provides for borrowings of $410.0 million and has a maturity date of October 7, 2024. From time to time, we draw down on the revolver, and, in accordance with the terms of the credit agreement, any proceeds drawn on the revolving credit facility may be used for general corporate purposes. As of December 31, 2022, the Company had borrowed $100.0 million of the $410.0 million of available capacity. In addition to the Senior Secured Credit Facility, our subsidiaries had approximately $63.7 million of available borrowing capacity under lines of credit and short-term borrowing arrangements as of December 31, 2022.

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

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $8.6 million and $20.8 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, restricted cash consisted of cash equivalents held as assets for a supplemental employment retention agreement for a former executive.

Indefinite Reinvestment of Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As of December 31, 2022, $77.3 million of our total $85.2 million of cash and cash equivalents were held by foreign subsidiaries. As of December 31, 2021, $272.6 million of our total $324.8 million of cash and cash equivalents were held by foreign subsidiaries. As part of our business strategies, we have determined that the undistributed historical earnings of our foreign operations for which we have not already recorded taxes will be deemed indefinitely reinvested outside of the United States.

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

Debt

Our debt obligations consisted of $100.0 million of borrowings under the Senior Secured Credit Facility and $86.0 million of other debt as of December 31, 2022. In addition, our finance lease obligations and sale-leaseback financings were $48.2 million.

Senior Secured Credit Facility

As of December 31, 2022 and 2021, there was $100.0 million and no balance outstanding under our Senior Secured Credit Facility, respectively. During the fourth quarter of 2022, the Company borrowed on our Senior Secured Credit Facility primarily to fund the repurchase of shares in connection with the secondary offering that the Company completed in November 2022. For more detail on the secondary offering, see Note 11, Share-based Compensation and Equity, in our consolidated financial statements included elsewhere in this Form 10-K.

Other Debt

Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries and notes payable, the significant components of which are described below.

As of December 31, 2022 and 2021, the aggregate outstanding balances on our lines of credit were $13.8 million and $10.1 million, respectively.

In December 2017, one of our subsidiaries in Mexico entered into an agreement with a bank for a loan of MXN 1,700.0 million (approximately $89.0 million at the time of the loan). The loan matures in June 2024 and carries a variable interest rate, plus an applicable margin, which is established based on the ratio of debt to EBITDA, as defined in the agreement (12.26% as of December 31, 2022). The current quarterly payments on the loan total MXN 72.3 million ($3.7 million at December 31, 2022)

and increase over the remaining term of the loan to MXN 76.5 million ($3.9 million at December 31, 2022), with a balloon payment of MXN 425.0 million ($21.9 million at December 31, 2022) due at maturity. As of December 31, 2022 and 2021, the outstanding balance of this loan was $41.4 million and $52.5 million, respectively.

In December 2017, one of our subsidiaries in Peru entered into an agreement to borrow PEN 247.5 million (approximately $76.0 million at the agreement date). The loan bears interest at a fixed rate of 6.62% per annum and matures in December 2023. Over the remaining term of the loan, quarterly payments of PEN 14.4 million ($3.8 million at December 31, 2022) are due. As of December 31, 2022 and 2021, this loan had a balance of $15.1 million and $29.0 million, respectively.

Covenants

Under the Third A&R Credit Agreement, we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant that applies only to the revolving credit facility (a leverage ratio covenant), as defined in the Third A&R Credit Agreement, unless certain conditions are satisfied. As of December 31, 2022, these conditions were satisfied and, therefore, we were not subject to the leverage ratio. The maximum ratio, as defined, is 3.50x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of December 31, 2022.

Leases

We conduct a significant portion of our operations from leased facilities, including many of our higher education facilities and other office locations. As discussed in Note 9, Leases, in our consolidated financial statements included elsewhere in this Form 10-K, we have significant operating lease liabilities recorded related to our leased facilities, which will require future cash payments. As of December 31, 2022 and 2021, the present value of operating lease liabilities was $415.9 million and $415.3 million, respectively. Based on the leases outstanding at December 31, 2022, $83.6 million of minimum lease payments will be required during 2023.

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

Our total capital expenditures for our continuing and discontinued operations, excluding receipts from the sale of subsidiaries and property and equipment, were $53.1 million, $56.3 million and $89.2 million during 2022, 2021 and 2020, respectively. The 6% decrease in capital expenditures for 2022 compared to 2021 was primarily due to the year-over-year effect of divestitures completed in 2021 combined with lower spending in Peru and Corporate, partially offset by higher spending in health science programs in Mexico. The 37% decrease in capital expenditures for 2021 compared to 2020 was primarily due to the completed divestitures.

Cash Flows

In the consolidated statements of cash flows, the changes in operating assets and liabilities are presented excluding the effects of exchange rate changes and reclassifications, as these effects do not represent operating cash flows. Accordingly, the amounts in the consolidated statements of cash flows do not agree with the changes of the operating assets and liabilities as presented in the consolidated balance sheets. The effects of exchange rate changes on cash are presented separately in the consolidated statements of cash flows.

The following table summarizes our cash flows from operating, investing, and financing activities for each of the past three fiscal years:

(in millions)	2022	2021	2020
Cash provided by (used in):
Operating activities	$178.2	$(156.1)	$259.6
Investing activities	30.3	2,044.2	587.4
Financing activities	(461.6)	(2,683.2)	(272.7)
Effects of exchange rate changes on cash	1.2	(14.7)	(0.5)
Change in cash included in current assets held for sale	—	288.1	195.8
Net change in cash and cash equivalents and restricted cash	$(251.8)	$(521.7)	$769.5

Comparison of Cash Flows for the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Operating activities
Cash flows from operating activities changed by $334.3 million to a cash inflow of $178.2 million for 2022, compared to a cash outflow of $(156.1) million for 2021. This increase in operating cash flows was attributable to: (1) increased operating income combined with the net effect of changes in operating assets and liabilities, which increased operating cash by $143.8 million compared to 2021; (2) lower cash paid for taxes of $97.3 million, from $251.1 million in 2021 to $153.8 million in 2022, a decrease primarily driven by the payment of estimated taxes related to the sale of Walden University in 2021 and payment of withholding taxes for intercompany loans that were capitalized during 2021; (3) the year-over-year effect of $46.8 million of payments for lease termination agreements in 2021; and (4) a decrease in cash paid for interest of $46.4 million, from $63.2 million in 2021 to $16.8 million in 2022, attributable to lower average debt balances.

Investing activities

Cash provided by investing activities decreased by $2,013.9 million to $30.3 million for 2022 from $2,044.2 million in 2021. This decrease was primarily attributable to lower cash receipts from the sales of discontinued operations of $2,067.4 million, from $2,150.8 million, net, in 2021 (primarily for the sale of Walden University, our operations in Honduras and Brazil, the receipt of the note receivable related to the 2020 divestiture of our Chilean operations, and the receipt of a portion of the purchase prices that were withheld in connection to the 2018 sale of our China operations and the 2020 sale of our Malaysia operations) to $83.4 million, net, in 2022 (primarily related to the receipt of the escrow receivable related the 2021 sale of Walden University, and the collection of certain receivables from the sale of our Brazilian operations). This decrease in investing cash flows was partially offset by the year-over-year effect of $50.3 million of payments made in 2021 for derivative instruments related to foreign exchange swap agreements associated with the sale of our Brazil operations. Additionally, cash used for capital expenditures decreased by $3.2 million compared to 2021.

Financing activities

Cash used in financing activities decreased by $2,221.6 million to $461.6 million for 2022 from $2,683.2 million for 2021. This decrease in financing cash outflows was attributable to: (1) lower cash distributions to shareholders of $1,121.7 million, from $1,374.9 million in 2021 following the sale of Walden University, to $253.2 million in 2022; (2) net proceeds from issuance of long-term debt in 2022 as compared to net payments of long-term debt in 2021, primarily related to the repayment in full of the balance outstanding under the Senior Notes due 2025, for a change of $958.1 million; (3) lower year-over-year payments to repurchase shares of our common stock of $98.3 million; (4) the year-over-year effect of $33.0 million in payments made in 2021 for call premiums associated with the redemption of the Senior Notes due 2025; and (5) higher proceeds from the exercises of common stock options of $9.8 million during 2022, as compared to 2021. Other items accounted for the remaining difference of $0.7 million.

Comparison of Cash Flows for the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Operating activities
Cash flows from operating activities changed by $415.7 million to cash outflow of $(156.1) million for 2021, compared to a cash inflow $259.6 million for 2020. This decrease in operating cash was primarily attributable to: (1) changes in working capital and divestitures of subsidiaries that contributed positive operating cash flows during 2020, which accounted for $266.6 million of the decrease; (2) higher cash paid for taxes of $159.7 million, from $91.4 million in 2020 to $251.1 million in 2021, primarily due to the payment of estimated taxes related to the sale of Walden University in 2021 and payment of withholding taxes for intercompany loans that were capitalized during 2021; and (3) payments of $46.8 million for lease termination agreements in 2021. These decreases in operating cash flow were partially offset by a decrease in cash paid for interest of $57.4 million, prior to interest income, from $120.6 million in 2020 to $63.2 million in 2021, attributable to lower average debt balances.

Investing activities

Cash provided by investing activities increased by $1,456.8 million to $2,044.2 million for 2021 from $587.4 million in 2020. This increase was primarily attributable to higher cash receipts from the sales of discontinued operations of $1,474.2 million, from $676.6 million in 2020 (for the net effect of the sales of NSAD and our operations in Costa Rica, Chile, Malaysia, Australia and New Zealand, net of cash sold, and the receipt of a portion of the escrow receivable balance related to the 2018 sale of our China operations) to $2,150.8 million, net, in 2021 (primarily for the sale of Walden University, our operations in Honduras and Brazil, the receipt of the note receivable related to the 2020 divestiture of our Chilean operations, and the receipt of a portion of the purchase prices that were withheld in connection to the 2018 sale of our China operations and the 2020 sale of our Malaysia operations). In addition, cash used for capital expenditures decreased by $32.9 million compared to 2020. These increases in investing cash were partially offset by payments of $50.3 million for derivative instruments related to foreign exchange swap agreements associated with the sale of our Brazil operations.

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

Our valuation approach to estimate the fair value of a reporting unit has historically utilized a weighted combination of a discounted cash flow analysis and a market multiples analysis. The discounted cash flow analysis relies on historical data and internal estimates, which are developed as a part of our long-range plan process, and includes an estimate of terminal value based on these expected cash flows using the generally accepted Gordon Dividend Growth formula, which derives a valuation using an assumed perpetual annuity based on the reporting unit’s residual cash flows. The discount rate is based on the generally accepted Weighted Average Cost of Capital methodology, and is derived using a cost of equity based on the generally accepted Capital Asset Pricing Model and a cost of debt based on the typical rate paid by market participants. The market multiples analysis utilizes multiples of business enterprise value to revenues, operating income and earnings before interest, taxes, depreciation and amortization of comparable publicly traded companies and multiples based on fair value transactions where public information is available. Significant assumptions used in estimating the fair value of each reporting unit include: (1) the revenue and profitability growth rates and (2) the discount rate.

If we perform a quantitative impairment test, we also evaluate the sensitivity of a change in assumptions related to goodwill impairment, assessing whether a 10% reduction in our estimates of revenue or a 1% increase in our estimated discount rates would result in impairment of goodwill. We have determined that neither of our reporting units with material goodwill were at risk of failing the goodwill impairment test as of December 31, 2022.

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

In 2020, following the reclassification of several of our subsidiaries as held-for-sale, the Company tested the Laureate tradename for impairment and concluded that the estimated fair value of the Laureate tradename was less than its carrying value. As a result, the Company recognized an impairment charge of $320.0 million, in accordance with ASC 350-30-35-17. Additionally, the Company determined that the remaining Laureate tradename asset no longer had an indefinite life.

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

Long-Lived Assets

We evaluate our long-lived assets, including property and equipment, to determine whether events or changes in circumstances indicate that the remaining estimated useful lives of such assets may warrant revision or that their carrying values may not be fully recoverable.

Indicators of impairment include, but are not limited to:
•a significant deterioration of operating results;
•a change in regulatory environment;
•a change in business plans; or
•an adverse change in anticipated cash flows.

If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to result from the use and eventual disposition of the assets. If the assets are determined to be impaired, the impairment recognized is the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by the discounted cash flow method. The discount rate used in any estimate of discounted cash flows is the rate commensurate with a similar investment of similar risk. We use judgment in determining whether a triggering event has occurred and in estimating future cash flows and fair value. Changes in our judgments could result in impairments in future periods. See Note 7, Goodwill and Other Intangible Assets, in our consolidated financial statements included elsewhere in this Form 10-K for further details on impairments.
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

We have granted restricted stock, restricted stock units and performance awards for which the vesting is based on our annual performance metrics. For interim periods, we use our year-to-date actual results, financial forecasts, and other available information to estimate the probability of the award vesting based on the performance metrics. The related compensation expense recognized is affected by our estimates of the vesting probability of these performance awards. See Note 11, Share-based Compensation and Equity, in our consolidated financial statements included elsewhere in this Form 10-K for further discussion of these arrangements.

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

Interest Rate Risk

We are subject to risk from fluctuations in interest rates, primarily relating to our Senior Secured Credit Facility and certain local debt, which bear interest at variable rates. Based on our outstanding variable-rate debt as of December 31, 2022, an increase of 100 basis points in our weighted-average interest rate would result in an increase in interest expense of $1.4 million on an annual basis.

Foreign Currency Exchange Risk

We use the USD as our reporting currency. We derived substantially all of our revenues outside of the United States for the year ended December 31, 2022. Our business is transacted through a network of international and domestic subsidiaries, generally in the local currency, considered the functional currency for that subsidiary.

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

For the year ended December 31, 2022, a hypothetical 10% adverse change in average annual foreign currency exchange rates would have decreased Operating income and Adjusted EBITDA by approximately $35.6 million and $41.3 million, respectively.

We monitor the impact of foreign currency movements related to differences between our subsidiaries' local currencies and the USD. Our U.S. debt facilities are primarily denominated in USD. We may enter into foreign exchange forward contracts to protect the USD value of our assets and future cash flows, as well as to reduce the earnings impact of exchange rate fluctuations on receivables and payables denominated in currencies other than the functional currencies. See Note 12, Derivative Instruments, in our consolidated financial statements included elsewhere in this Form 10-K for additional discussion regarding our derivatives.

Item 8. Financial Statements and Supplementary Data

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP (PCAOB No. 238), an independent registered public accounting firm, as stated in their report which appears herein.

Date: February 23, 2023

/s/ EILIF SERCK-HANSSEN
Eilif Serck-Hanssen
President and Chief Executive Officer

/s/ RICHARD M. BUSKIRK
Richard M. Buskirk
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Laureate Education, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Laureate Education, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Certain Reserves for Uncertain Tax Positions

As described in Notes 2 and 13 to the consolidated financial statements, the Company’s reserves for uncertain tax positions were $284.9 million as of December 31, 2022. Certain reserves for uncertain tax positions represent a portion of the consolidated balance. A tax position must meet a minimum probability threshold before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position and having full knowledge of all relevant information. This involves the use of significant estimates and assumptions by management with respect to the potential outcome of positions taken on tax returns that may be reviewed by tax authorities.

The principal considerations for our determination that performing procedures relating to certain reserves for uncertain tax positions is a critical audit matter are (i) the significant judgment by management when determining certain reserves for uncertain tax positions; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s determination of certain reserves for uncertain tax positions; (iii) the evaluation of audit evidence available to support certain reserves for uncertain tax positions is complex and resulted in significant auditor judgment as the nature of the evidence is often highly subjective, and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition of reserves for uncertain tax positions. These procedures also included, among others, (i) testing the information used in the calculation of certain reserves for uncertain tax positions, such as international and federal filing positions, and the related final tax returns; (ii) testing the calculation of certain reserves for uncertain tax positions; and (iii) evaluating management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained, as well as the likelihood of the possible outcome. Professionals with specialized skill and knowledge were used to assist in evaluating the amount of potential benefit to be realized and the application of relevant tax laws.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
February 23, 2023

We have served as the Company’s auditor since 2007, which includes periods before the Company became subject to SEC reporting requirements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the years ended December 31,	2022	2021	2020

Revenues	$1,242,271	$1,086,701	$1,024,917
Costs and expenses:
Direct costs	907,365	814,490	802,458
General and administrative expenses	64,750	204,370	199,790
Loss on impairment of assets	144	72,488	351,971
Operating income (loss)	270,012	(4,647)	(329,302)
Interest income	7,567	4,378	2,169
Interest expense	(16,418)	(46,275)	(100,894)
Loss on debt extinguishment	—	(77,940)	(610)
Loss on derivatives, net	—	(24,517)	(25,980)
Other income (expense), net	770	(1,695)	(2,420)
Foreign currency exchange (loss) gain, net	(17,444)	13,791	13,474
Gain (loss) on disposals of subsidiaries, net	1,364	(602)	(7,276)
Income (loss) from continuing operations before income taxes and equity in net income of affiliates	245,851	(137,507)	(450,839)
Income tax (expense) benefit	(185,391)	(145,573)	130,069
Equity in net income of affiliates, net of tax	258	—	172
Income (loss) from continuing operations	60,718	(283,080)	(320,598)
Income (loss) from discontinued operations, net of tax benefit (expense) of $508, $(234,326) and $(114,257), respectively	8,260	486,865	(298,104)
Net income (loss)	68,978	203,785	(618,702)
Net loss (income) attributable to noncontrolling interests	595	(11,339)	5,371
Net income (loss) attributable to Laureate Education, Inc.	$69,573	$192,446	$(613,331)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.37	$(1.56)	$(1.53)
Income (loss) from discontinued operations	0.05	2.57	(1.40)
Basic earnings (loss) per share	$0.42	$1.01	$(2.93)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.36	$(1.56)	$(1.53)
Income (loss) from discontinued operations	0.05	2.57	(1.40)
Diluted earnings (loss) per share	$0.41	$1.01	$(2.93)
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the years ended December 31,	2022	2021	2020

Net income (loss)	$68,978	$203,785	$(618,702)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for all years	77,233	421,972	133,827
Minimum pension liability adjustment, net of tax of $140, $0 and $0, respectively	560	(202)	(1,200)
Total other comprehensive income	77,793	421,770	132,627
Comprehensive income (loss)	146,771	625,555	(486,075)
Net comprehensive loss (income) attributable to noncontrolling interests	582	(11,327)	4,739
Comprehensive income (loss) attributable to Laureate Education, Inc.	$147,353	$614,228	$(481,336)
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$85,167	$324,801
Restricted cash	8,617	20,774
Receivables:
Accounts and notes receivable	133,105	117,987
Other receivables	9,486	96,229
Allowance for doubtful accounts	(61,882)	(62,226)
Receivables, net	80,709	151,990
Income tax receivable	32,261	30,474
Prepaid expenses and other current assets	19,445	16,280
Total current assets	226,199	544,319
Property and equipment:
Land	127,154	121,173
Buildings	348,931	328,343
Furniture, equipment and software	494,004	459,189
Leasehold improvements	117,820	106,813
Construction in-progress	11,871	9,622
Accumulated depreciation and amortization	(576,373)	(525,623)
Property and equipment, net	523,407	499,517
Operating lease right-of-use assets, net	389,565	384,344
Goodwill	583,493	546,795
Tradenames, net	151,645	142,848
Deferred costs, net	5,310	5,981
Deferred income taxes	51,941	38,713
Other assets	40,677	42,629
Long-term assets held for sale	—	6,164
Total assets	$1,972,237	$2,211,310
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	December 31, 2022	December 31, 2021
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$42,842	$26,870
Accrued expenses	50,563	65,558
Accrued compensation and benefits	85,215	90,454
Deferred revenue and student deposits	51,264	43,959
Current portion of operating leases	38,994	38,149
Current portion of long-term debt and finance leases	56,184	49,082
Income taxes liabilities	38,738	38,705
Other current liabilities	17,587	18,097
Current liabilities held for sale	—	1,054
Total current liabilities	381,387	371,928
Long-term operating leases, less current portion	376,898	377,104
Long-term debt and finance leases, less current portion	175,929	104,588
Deferred compensation	10,379	11,896
Income taxes payable	131,301	96,463
Deferred income taxes	89,765	73,624
Other long-term liabilities	30,823	24,640
Long-term liabilities held for sale	—	9,795
Total liabilities	1,196,482	1,070,038
Redeemable noncontrolling interests and equity	1,398	1,714
Stockholders' equity:
Preferred stock, par value $0.001 per share – 50,000 shares authorized and no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.004 per share – 700,000 shares authorized, 230,779 shares issued and 157,013 shares outstanding as of December 31, 2022 and 228,831 shares issued and 180,611 shares outstanding as of December 31, 2021	923	915
Additional paid-in capital	2,204,755	2,388,783
Retained earnings	39,244	15,523
Accumulated other comprehensive loss	(442,424)	(520,204)
Treasury stock at cost (73,766 shares held at December 31, 2022 and 48,220 shares held at December 31, 2021)	(1,026,272)	(744,174)
Total Laureate Education, Inc. stockholders' equity	776,226	1,140,843
Noncontrolling interests	(1,869)	(1,285)
Total stockholders' equity	774,357	1,139,558
Total liabilities and stockholders' equity	$1,972,237	$2,211,310
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
IN THOUSANDS

	Laureate Education, Inc. Stockholders
	Class A Common Stock		Class B Common Stock		Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss) income	Treasury stock at cost	Non-controlling interests	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	119,575	$542	90,831	$363	—	—	$3,724,636	$436,509	$(1,073,981)	$(271,106)	$(12,812)	$2,804,151
Non-cash stock compensation	—	—	—	—	—	—	13,298	—	—	—	—	13,298
Conversion of Class B shares to Class A shares	39	—	(39)	—	—	—	—	—	—	—	—	—
Purchase of treasury stock at cost	(6,035)	—	—	—	—	—	—	—	—	(94,210)	—	(94,210)
Exercise of stock options and vesting of restricted stock and restricted stock units, net of shares withheld to satisfy tax withholding	1,540	6	—	—	—	—	24,556	—	—	—	—	24,562
Change in noncontrolling interests	—	—	—	—	—	—	(2,610)	—	—	—	3,471	861
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	—	—	149	—	—	—	—	149
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	—	—	1,198	1,198
Net loss	—	—	—	—	—	—	—	(613,331)	—	—	(5,371)	(618,702)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	—	—	133,195	—	632	133,827
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	—	—	(1,200)	—	—	(1,200)
Balance at December 31, 2020	115,119	$548	90,792	$363	—	—	$3,760,029	$(176,822)	$(941,986)	$(365,316)	$(12,882)	$2,263,934
Entity restructuring adjustment	—	—	—	—	—	—	—	(101)	—	—	—	(101)
Non-cash stock compensation	—	—	—	—	—	—	10,172	—	—	—	—	10,172
Exercise of stock options and vesting of restricted stock and restricted stock units, net of shares withheld to satisfy tax withholding	581	2	—	—	296	2	638	—	—	—	—	642
Conversion of Class A and Class B common stock to Common Stock	(90,497)	(550)	(90,792)	(363)	181,289	913	—	—	—	—	—	—
Purchase of treasury stock at cost	(25,203)	—	—	—	(974)	—	—	—	—	(378,858)	—	(378,858)
Special cash distributions and equitable adjustments to stock-based compensation awards	—	—	—	—	—	—	(1,381,787)	—	—	—	—	(1,381,787)
Change in noncontrolling interests	—	—	—	—	—	—	(181)	—	—	—	271	90
Accretion of redeemable noncontrolling interests and equity	—	—	—	—	—	—	(88)	—	—	—	—	(88)
Reclassification of redeemable noncontrolling interests and equity	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	—	—	—	192,446	—	—	11,339	203,785
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	—	—	421,984	—	(12)	421,972
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	—	—	—	—	(202)	—	—	(202)
Balance at December 31, 2021	—	$—	—	$—	180,611	$915	$2,388,783	$15,523	$(520,204)	$(744,174)	$(1,285)	$1,139,558
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (continued)
IN THOUSANDS

	Laureate Education, Inc. Stockholders
	Common Stock		Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income	Treasury stock at cost	Non-controlling interests	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2021	180,611	$915	$2,388,783	$15,523	$(520,204)	$(744,174)	$(1,285)	$1,139,558
Non-cash stock compensation	—	—	8,776	—	—	—	—	8,776
Exercise of stock options and vesting of restricted stock and restricted stock units, net of shares withheld to satisfy tax withholding	1,948	8	11,214	—	—	—	—	11,222
Purchase of treasury stock at cost	(25,546)	—	—	—	—	(282,098)	—	(282,098)
Special cash distribution, special cash dividend, and equitable adjustments to stock-based compensation awards	—	—	(204,336)	(45,852)	—	—	—	(250,188)
Change in noncontrolling interests	—	—	2	—	—	—	(2)	—
Reclassification of redeemable equity to non-redeemable equity	—	—	316	—	—	—	—	316
Net income	—	—	—	69,573	—	—	(595)	68,978
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	77,220	—	13	77,233
Minimum pension liability adjustment, net of tax of $140	—	—	—	—	560	—	—	560
Balance at December 31, 2022	157,013	$923	$2,204,755	$39,244	$(442,424)	$(1,026,272)	$(1,869)	$774,357
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the years ended December 31,	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$68,978	$203,785	$(618,702)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	59,132	101,178	143,516
Amortization of operating lease right-of-use assets	29,394	44,078	80,203
Loss on impairment of assets	144	73,756	790,229
Gain on sales and disposal of subsidiaries, property and equipment and leases, net	(11,146)	(609,529)	(22,756)
Loss on derivative instruments	—	24,517	25,980
Payments for settlement of derivative contracts	—	—	(626)
Loss on debt extinguishment	—	77,999	610
Non-cash interest expense	1,591	6,761	17,450
Interest paid on deferred purchase price for acquisitions	—	—	(3,969)
Non-cash share-based compensation expense	8,776	10,172	13,298
Bad debt expense	21,972	34,370	117,867
Deferred income taxes	(530)	195,563	(185,652)
Unrealized foreign currency exchange loss (gain)	13,907	(7,033)	26,344
Non-cash loss from non-income tax contingencies	743	12,150	3,059
Payments for lease settlements	—	(46,804)	—
Other, net	6,086	1,106	408
Changes in operating assets and liabilities:
Receivables	(27,524)	(15,986)	(323,036)
Prepaid expenses and other assets	4,800	(17,433)	(28,504)
Accounts payable and accrued expenses	(10,464)	(45,329)	(47,200)
Income tax receivable/payable, net	31,330	(101,126)	99,563
Deferred revenue and other liabilities	(18,959)	(98,277)	171,474
Net cash provided by (used in) operating activities	178,230	(156,082)	259,556
Cash flows from investing activities
Purchase of property and equipment	(52,756)	(50,444)	(74,624)
Expenditures for deferred costs	(312)	(5,843)	(14,538)
Receipts from sales of discontinued operations, net of cash sold, property and equipment	83,414	2,150,820	676,569
Settlement of derivatives related to sale of discontinued operations and net investment hedge	—	(50,341)	—
Other, net	—	—	(7)
Net cash provided by investing activities	30,346	2,044,192	587,400
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	496,253	46,493	528,382
Payments on long-term debt	(433,705)	(942,030)	(705,353)
Payments of deferred purchase price for acquisitions	—	—	(5,680)
Payments to purchase noncontrolling interests	—	—	(13,716)
Payments of special cash distributions, dividend, and dividend equivalent rights	(253,188)	(1,374,855)	—
Proceeds from exercise of stock options	13,216	3,411	25,716
Payments to repurchase common stock	(282,151)	(380,505)	(99,523)
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(1,994)	(2,769)	(1,154)
Payments of call premiums and debt issuance costs	—	(32,980)	(779)
Distributions to noncontrolling interest holders	—	—	(609)
Net cash used in financing activities	(461,569)	(2,683,235)	(272,716)
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	1,202	(14,724)	(546)
Change in cash included in current assets held for sale	—	288,126	195,787
Net change in Cash and cash equivalents and Restricted cash	(251,791)	(521,723)	769,481
Cash and cash equivalents and Restricted cash at beginning of period	345,575	867,298	97,817
Cash and cash equivalents and Restricted cash at end of period	$93,784	$345,575	$867,298
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

Discontinued Operations

As a result of the strategic review first announced in January 2020, during the third quarter of 2020, the Company completed a sale of its operations in Chile and signed agreements to sell its operations in Brazil, Australia and New Zealand, as well as Walden University in the United States. These sales were completed during 2020 and 2021. Additionally, prior to 2020, the Company had announced the divestiture of certain other subsidiaries in Europe, Asia and Central America, which has been completed. These announcements represented strategic shifts that had a major effect on the Company’s operations and financial results. Accordingly, all of the divestitures that were part of these strategic shifts were accounted for as Discontinued Operations for all periods presented in accordance with Accounting Standards Codification (ASC) 205-20, “Discontinued Operations” (ASC 205).

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

Restricted Cash

Restricted cash includes cash equivalents held as assets for a supplemental employment retention agreement for a former executive and, in 2021, cash equivalents held to collateralize letters of credit. In addition, Laureate may at times have restricted cash in escrow or otherwise have cash that is not available for use in current operations.

Financial Instruments

Laureate’s financial instruments consist of cash and cash equivalents, restricted cash, accounts and notes receivable, other receivables, accounts payable, debt, and operating and finance lease obligations. The fair value of these financial instruments approximates their carrying amounts reported in the Consolidated Balance Sheets, as discussed in Note 8, Debt.

Our cash accounts are maintained with high-quality financial institutions. Our accounts receivable are not concentrated with any one significant customer.

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

The reconciliations of the beginning and ending balances of the Allowance for doubtful accounts were as follows:

For the years ended December 31,	2022	2021	2020
Balance at beginning of period	$62,226	$76,694	$60,465
Additions: charges to bad debt expense	21,972	21,302	44,707
Deductions (a)	(22,316)	(35,770)	(28,478)
Balance at end of period	$61,882	$62,226	$76,694
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

Deferred costs on the Consolidated Balance Sheets consist primarily of direct costs associated with costs to obtain a contract. As discussed in Note 3, Revenue, Laureate defers certain commissions and bonuses earned by third-party agents and our employees that are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are amortized over the period of benefit which ranges from two to four years. As of December 31, 2022 and 2021, the unamortized balances of contract costs were $3,855 and $2,678, respectively.

Debt Issuance Costs

Debt issuance costs were paid as a result of certain debt transactions and are presented as a deduction from debt. These debt issuance costs are amortized over the term of the associated debt instruments. The amortization expense is recognized as a component of Interest expense in the Consolidated Statements of Operations. As of December 31, 2022 and 2021, the unamortized balances of deferred financing costs were $2,060 and $3,588, respectively.

Goodwill, Other Intangible Assets and Long-lived Assets

Goodwill

Goodwill primarily represents the amounts paid by Wengen Alberta, Limited Partnership (Wengen) in excess of the fair value of the net assets acquired in the August 2007 leveraged buyout transaction (LBO), plus the excess purchase price over fair value of net assets for businesses acquired after the LBO transaction.

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

Our valuation approach to estimate the fair value of a reporting unit has historically utilized a weighted combination of a discounted cash flow analysis and a market multiples analysis. The discounted cash flow analysis relies on historical data and internal estimates, which are developed as a part of our long-range plan process, and includes an estimate of terminal value based on these expected cash flows using the generally accepted Gordon Dividend Growth formula, which derives a valuation using an assumed perpetual annuity based on the reporting unit’s residual cash flows. The discount rate is based on the generally accepted Weighted Average Cost of Capital methodology, and is derived using a cost of equity based on the generally accepted Capital Asset Pricing Model and a cost of debt based on the typical rate paid by market participants. The market multiples analysis utilizes multiples of business enterprise value to revenues, operating income and earnings before interest, taxes, depreciation and amortization of comparable publicly traded companies and multiples based on fair value transactions where public information is available. Significant assumptions used in estimating the fair value of each reporting unit include: (1) the revenue and profitability growth rates and (2) the discount rate.

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

Derivative Instruments

In the normal course of business, our operations have exposure to fluctuations in foreign currency values and interest rate changes. Accordingly, Laureate may seek to mitigate a portion of these risks through a risk-management program that includes the use of derivative financial instruments (derivatives). In the past, Laureate has selectively entered into foreign exchange forward contracts to reduce the earnings impact related to receivables and payables that are denominated in foreign currencies. In addition, in certain cases Laureate has used interest rate swaps to mitigate certain risks associated with floating-rate debt arrangements. We do not engage in speculative or leveraged transactions, nor do we hold or issue derivatives for trading purposes. Laureate reports any derivatives on our Consolidated Balance Sheets at fair value, including any identified embedded derivatives. Realized and unrealized gains and/or losses resulting from derivatives are recognized in our Consolidated Statements of Operations, unless designated and effective as a hedge.

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

Advertising

Laureate expenses advertising costs as incurred. Advertising expenses were $61,871, $53,629 and $45,318 for the years ended December 31, 2022, 2021 and 2020, respectively, and are recorded in Direct costs in our Consolidated Statements of Operations.

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

During the years ended,December 31, 2022, 2021, and 2020, Laureate has granted restricted stock, restricted stock units, and performance awards for which the vesting is based on annual performance metrics of the Company. For interim periods, we use our year-to-date actual results, financial forecasts, and other available information to estimate the probability of the award vesting based on the performance metrics. The related compensation expense recognized is affected by our estimates of the vesting probability of these performance awards.

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

Recently Adopted Accounting Standards

Accounting Standards Update (ASU) No. 2020-04 (ASU 2020-04), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04 which provides optional expedients for a limited period of time for accounting for contracts, hedging relationships, and other transactions affected by the London Interbank Offered Rate (LIBOR) or other reference rates expected to be discontinued. Specifically, to the extent the Company's debt and other agreements are modified to replace LIBOR with another interest rate index, ASU 2020-04 will permit the Company to account for the modification as a continuation of the existing contract without additional analysis. These optional expedients can be applied from March 2020 through December 31, 2022 on a prospective basis. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the period the optional expedients can be applied from December 31, 2022 to December 31, 2024. During the fourth quarter of 2022, the Company adopted the optional relief guidance provided under ASU 2020-04 in connection with the amendment of our revolving credit facility. The amendment was done in response to the planned phase out of LIBOR and the only contractual change was to update the reference rate from LIBOR to the Secured Overnight Financing Rate (SOFR). See Note 8, Debt, for further discussion. There was no material impact to our consolidated financial statements during the year ended December 31, 2022 as a result of adoption of this standard.

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

The following table shows the components of Revenues by reportable segment and as a percentage of total net revenue for the years ended December 31, 2022, 2021 and 2020:

	Mexico	Peru	Corporate(1)	Total
2022
Tuition and educational services	$778,066	$613,379	$—	$1,391,445	112%
Other	112,294	58,087	4,091	174,472	14%
Gross revenue	890,360	671,466	4,091	1,565,917	126%
Less: Discounts / waivers / scholarships	(276,418)	(47,228)	—	(323,646)	(26)%
Total	$613,942	$624,238	$4,091	$1,242,271	100%
2021
Tuition and educational services	$679,430	$526,987	$—	$1,206,417	111%
Other	92,719	48,363	9,216	150,298	14%
Gross revenue	772,149	575,350	9,216	1,356,715	125%
Less: Discounts / waivers / scholarships	(231,720)	(38,294)	—	(270,014)	(25)%
Total	$540,429	$537,056	$9,216	$1,086,701	100%
2020
Tuition and educational services	$634,956	$482,977	$—	$1,117,933	109%
Other	81,764	41,869	7,432	131,065	13%
Gross revenue	716,720	524,846	7,432	1,248,998	122%
Less: Discounts / waivers / scholarships	(182,113)	(41,968)	—	(224,081)	(22)%
Total	$534,607	$482,878	$7,432	$1,024,917	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $133,105 and $117,987 as of December 31, 2022 and 2021, respectively. All contract asset amounts are classified as current. Contract liabilities in the amount of $51,264 and $43,959 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively. Substantially all of the contract liability balance at the beginning of the year was recognized into revenue during the year ended December 31, 2022.

Costs to Obtain a Contract

Certain commissions and bonuses earned by third-party agents and our employees are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over the period of benefit which ranges from two to four years. We determined the expected period of benefit, by university, as the expected student enrollment period. As of December 31, 2022 and 2021, the asset balances were approximately $8,800 and $5,800, respectively, and the accumulated amortization balances were approximately $4,900 and $3,100, respectively, both of which are included in Deferred costs, net, in the accompanying Consolidated Balance Sheets. The associated operating costs of approximately $1,700 and $1,400, respectively, were recorded in Direct costs in the accompanying Consolidated Statement of Operations for the years ended December 31, 2022 and 2021. We also pay certain commissions and bonuses where the period of benefit is one year or less.

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

Note 4. Discontinued Operations and Assets Held for Sale

As discussed in Note 1, Description of Business, the Company's principal markets are Mexico and Peru. All other markets have been divested.

Summarized operating results and cash flows of the Discontinued Operations are presented in the following table:

For the years ended December 31,	2022	2021	2020
Revenues	$—	$542,979	$1,674,602
Depreciation and amortization expense	—	—	(60,378)
Share-based compensation expense	—	(1,277)	(3,050)
Other direct costs	—	(433,127)	(1,313,258)
Loss on impairment of assets	—	(1,268)	(438,258)
Other non-operating expense	—	(22,288)	(68,553)
Gain on sale of discontinued operations before taxes, net	7,752	636,172	25,048
Pretax income (loss) of discontinued operations	7,752	721,191	(183,847)
Income tax benefit (expense)	508	(234,326)	(114,257)
Income (loss) from discontinued operations, net of tax	$8,260	$486,865	$(298,104)

Operating cash flows of discontinued operations	$—	$39,544	$288,271
Investing cash flows of discontinued operations	$—	$(11,161)	$(48,428)
Financing cash flows of discontinued operations	$—	$(18,054)	$(969)

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

	December 31, 2022	December 31, 2021
Assets of Discontinued Operations
Operating lease assets	$—	$6,164
Total assets held for sale	$—	$6,164

Liabilities of Discontinued Operations
Operating leases, including current portion	$—	$10,849
Total liabilities held for sale	$—	$10,849

Note 5. Dispositions

2022 Receipt of Escrow Receivable from Sale of Walden

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

2021 Dispositions

Honduras Divestiture

On March 8, 2021, the Company completed the divestiture of its operations in Honduras to Fundación Nasser, a not-for-profit foundation in Honduras. In connection with the transaction, the Company transferred control of Fundaempresa, which manages Universidad Tecnológica Centroamericana (UNITEC), including Centro Universitario Tecnológico (CEUTEC). The proceeds received, net of cash sold, closing costs and a working capital adjustment that was completed during the second quarter of 2021, were approximately $24,000. As a result of the sale, the Company recognized a pre-tax loss of approximately $1,700, which is included in Income (loss) from discontinued operations, net of tax in the Consolidated Statement of Operations for the year ended December 31, 2021. Under the transaction terms, additional consideration of $2,000 was paid into an escrow account at closing and, assuming certain conditions are met, will be released to the Company based on the following schedule: 50% after 18 months, 25% after 24 months and 25% after 36 months. During the third quarter of 2022, the Company received the first scheduled escrow payment of $1,000.

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

Brazil Divestiture

On May 28, 2021, the Company completed the sale of its operations in Brazil to Ânima Holding S.A. (Anima). The proceeds received at the date of sale, net of cash sold, transaction fees and settlement of foreign currency swaps, were approximately $625,000. The Company used a portion of the proceeds to repay the remaining balance outstanding under its Senior Notes due 2025. Additionally, the buyer assumed indebtedness, gross of cash sold, of approximately $121,000. The Company recognized a pre-tax gain on the sale of approximately $33,000, which included: i) the derecognition of the carrying value of the disposal group; ii) working capital and purchase price adjustments that were completed during the third and fourth quarters of 2021; and iii) contingent consideration of approximately $6,500 that was recognized during the fourth quarter of 2021, in accordance with the terms of the sale agreement. This gain is included in Income (loss) from discontinued operations, net of tax in the Consolidated Statement of Operations for the year ended December 31, 2021.

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

The cash proceeds received, net of cash sold, transaction fees, and certain closing adjustments, were approximately $1,403,500. Also, at the closing date of August 12, 2021, the Walden Purchaser paid an additional $74,000 of the sale transaction value into an escrow account, which was to be released in full or in part to the Company one year following the closing of the transaction pursuant to the terms and conditions of the escrow agreement. As described above, on August 23, 2022, the Company received approximately $71,700 of the escrow amount. In addition, approximately $83,600 of restricted cash that related to collateralized regulatory obligations was released during the fourth quarter of 2021. The Company recognized a pre-tax gain on the sale of approximately $619,400, as well as estimated tax expense of approximately $278,000. The gain included the derecognition of the carrying value of Walden as well as a working capital settlement that was completed during the fourth quarter of 2021 and is included in Income (loss) from discontinued operations, net of tax in the Consolidated Statement of Operations for the year ended December 31, 2021.

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

Pursuant to the Agreement, the Costa Rica Buyer purchased from Laureate International (i) all of the equity units of Education Holding Costa Rica, S.R.L., which owned, directly or indirectly, all of the equity units of Lusitania S.R.L., Universidad ULatina, S.R.L. (ULatina) and Universidad Americana UAM, S.R.L. (collectively, Laureate Costa Rica) and (ii) a note due from ULatina to Laureate International. Consideration for the transaction consisted of $15,000 paid at closing and up to $7,000 to be paid within the next two years if Laureate Costa Rica met certain performance metrics. The relevant performance metrics were not met, and accordingly the Company did not receive any additional proceeds. The proceeds received, net of cash sold, transaction fees and a working capital adjustment that was completed during the second quarter of 2020, were approximately $1,800. Additionally, Laureate Costa Rica retained obligations to pay approximately $30,000 in finance lease indebtedness for which the Costa Rica Buyer has no recourse to Laureate International. During 2019, the Company recorded a loss of approximately $25,000 on the held-for-sale Costa Rica disposal group, in order to write down the carrying value of those assets to their estimated fair value, per ASC 360-10. Upon completion of the sale in January 2020 and after including the working capital adjustment, the Company recognized additional pre-tax loss of approximately $18,600, which related to subsequent changes in net carrying values and is included in Income (loss) from discontinued operations, net of tax on the Consolidated Statement of Operations for the year ended December 31, 2020.

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

Sale of NewSchool of Architecture and Design, LLC (NSAD)

On March 6, 2020, the Company completed the sale of NSAD. Under the terms of the membership interests purchase agreement, Exeter Street Holdings, LLC, an indirect wholly owned subsidiary of the Company, sold 100% of the outstanding membership interests of NSAD to Ambow NSAD, Inc. and Ambow Education Holding, Ltd. (the NSAD Buyers) for a purchase price of one dollar, subject to certain adjustments. NSAD is a higher education institution located in California that offers undergraduate and graduate degrees and non-degree certificates in design and construction management. Under the terms of the agreement, the Company agreed to pay subsidies to the NSAD Buyers totaling approximately $7,300, of which all but $2,800 was settled at the closing date. The remaining subsidy of $2,800 was being paid to the NSAD Buyers ratably on a quarterly basis over the next four years. During the fourth quarter of 2021, the Company and the NSAD Buyers reached an agreement to offset the subsidy amount that remained at that time with amounts that the NSAD Buyers owed to the Company, resulting in a net payment to the NSAD Buyers of approximately $625. During 2020, the Company recognized a pre-tax loss on the sale of approximately $5,900, which is included in Income (loss) from discontinued operations, net of tax on the Consolidated Statement of Operations for the year ended December 31, 2020.

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

This divestiture resulted in a pre-tax loss of approximately $338,200, which related primarily to the accumulated foreign currency translation losses associated with the Chilean operations. The loss is recorded in Income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations for the year ended December 31, 2020. As discussed in Note 4, Discontinued Operations and Assets Held for Sale, during the second quarter of 2020, the Company recorded an impairment charge of approximately $418,000 related to the long-lived assets, indefinite-lived intangible assets and goodwill of the Chilean operations, in order to write down the carrying value of the Chilean operations assets to its estimated fair value.

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

The sale of Inti Holdings was completed on September 29, 2020. The total purchase price, including the payment to the minority owner, was $140,000. The closing of the transaction was subject to customary closing conditions, including approval by regulators in Malaysia. At the time of the signing of the Malaysia Sale Agreement in February 2020, the Malaysia Purchaser paid to the Malaysia Seller a cash deposit of $5,000, which the Company initially recorded as a liability pending the closing of the sale, and which was recognized as part of the gain on sale upon the closing of the transaction in September 2020. The cash proceeds received, prior to transaction fees and net of approximately $19,500 of cash sold, were approximately $116,300 and are included in Receipts from sales of discontinued operations, net of cash sold, property and equipment within investing activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2020. In addition, the Malaysia Purchaser withheld $4,200 for taxes that the Company collected in February 2021. The payment to the minority owner for their 10.10% interest in Inti Holdings, which totaled approximately $13,700, was made in early October 2020. An additional $420, which represented the minority owner’s share of the taxes that were withheld as noted above, was paid to the minority owner following receipt by the Company. The Company recognized a pre-tax gain on sale of approximately $47,900, which is included in Income (loss) from discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2020.

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

The closing of the transaction occurred on November 3, 2020, following completion of the required regulatory approvals and other customary closing conditions. The proceeds received, net of cash sold and transaction fees, were approximately $624,200. The Company recognized a pre-tax gain on sale of approximately $555,800, which is included in Income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Operations for the year ended December 31, 2020.

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

Our segments generate revenues by providing an education that emphasizes profession-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings utilize campus-based, online and hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. The Mexico and Peru markets are characterized by what we believe is a significant imbalance between supply and demand. The demand for higher education is large and growing and is fueled by several demographic and economic factors, including a growing middle class, global growth in services and technology-related industries and recognition of the significant personal and economic benefits gained by graduates of higher education institutions. The target demographics are primarily 18- to 24-year-olds in the countries in which we compete. We compete with other private higher education institutions on the basis of price, educational quality, reputation and location. We believe that we compare favorably with competitors because of our focus on quality, professional-oriented curriculum and the competitive advantages provided by our network. There are a number of private and public institutions in both of the countries in which we operate, and it is difficult to predict how the markets will evolve and how many competitors there will be in the future. We expect competition to increase as the Mexican and Peruvian markets mature. Essentially all of our revenues were generated from private pay sources as there are no material government-sponsored loan programs in Mexico or Peru. Specifics related to both of our reportable segments are discussed below.

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

As discussed in Note 1, Description of Business, and Note 4, Discontinued Operations and Assets Held for Sale, in prior periods, a number of our subsidiaries met the requirements to be classified as Discontinued Operations and were subsequently sold. As a result, the Discontinued Operations have been excluded from the segment information for all periods presented.

Inter-segment transactions are accounted for in a similar manner as third-party transactions and are eliminated in consolidation. The Corporate amounts presented in the following tables include corporate charges that were not allocated to our reportable segments and adjustments to eliminate inter-segment items.

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Gain (loss) on disposals of subsidiaries, net, Foreign currency exchange (loss) gain, net, Other income (expense), net, Loss on derivatives, net, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. Our EiP initiative was completed as of December 31, 2021, except for certain EiP expenses related to the run out of programs that began in prior periods. EiP was an enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs), as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also included other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure, an enterprise-wide program aimed at revenue growth, and certain non-recurring costs incurred in connection with the dispositions that are described in Note 5, Dispositions.

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

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Income (loss) from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations, for the years ended December 31, 2022, 2021 and 2020:

	Mexico	Peru	Corporate	Total
2022
Revenues	$613,942	$624,238	$4,091	$1,242,271
Depreciation and amortization expense	31,369	23,953	3,810	59,132
Loss on impairment of assets	144	—	—	144
Total assets	1,220,630	536,141	215,466	1,972,237
Expenditures for long-lived assets	36,045	16,777	246	53,068
2021
Revenues	$540,429	$537,056	$9,216	$1,086,701
Depreciation and amortization expense	29,461	24,196	47,574	101,231
Loss on impairment of assets	9,319	—	63,169	72,488
Total assets	1,251,791	598,862	360,657	2,211,310
Expenditures for long-lived assets	23,121	19,029	2,895	45,045
2020
Revenues	$534,607	$482,878	$7,432	$1,024,917
Depreciation and amortization expense	29,032	26,962	27,139	83,133
Loss on impairment of assets	989	—	350,982	351,971
Expenditures for long-lived assets	13,377	18,505	8,376	40,258
In order to reconcile to total consolidated assets as of December 31, 2022 and 2021 in the table above, assets held for sale related to Discontinued Operations of $0 and $6,164, respectively, are included in the Corporate amounts.

For the years ended December 31,	2022	2021	2020
Adjusted EBITDA of reportable segments:
Mexico	$123,368	$95,812	$112,917
Peru	266,660	245,677	189,488
Total Adjusted EBITDA of reportable segments	390,028	341,489	302,405
Reconciling items:
Corporate	(51,151)	(88,102)	(96,708)
Depreciation and amortization expense	(59,132)	(101,231)	(83,133)
Loss on impairment of assets	(144)	(72,488)	(351,971)
Share-based compensation expense	(8,776)	(8,895)	(10,248)
EiP expenses	(813)	(75,420)	(89,647)
Operating income (loss)	270,012	(4,647)	(329,302)
Interest income	7,567	4,378	2,169
Interest expense	(16,418)	(46,275)	(100,894)
Loss on debt extinguishment	—	(77,940)	(610)
Loss on derivatives, net	—	(24,517)	(25,980)
Other income (expense), net	770	(1,695)	(2,420)
Foreign currency exchange (loss) gain, net	(17,444)	13,791	13,474
Gain (loss) on disposals of subsidiaries, net	1,364	(602)	(7,276)
Income (loss) from continuing operations before income taxes and equity in net income of affiliates	$245,851	$(137,507)	$(450,839)

Geographic Information

No individual customer accounted for more than 10% of Laureate’s consolidated revenues. Revenues from customers by geographic area, primarily generated by students enrolled at institutions in those areas, were as follows:

For the years ended December 31,	2022	2021	2020
External Revenues(1)
Mexico	$613,623	$539,549	$532,530
Peru	624,167	537,056	482,819
United States	4,481	10,096	9,509
Other foreign countries	—	—	59
Consolidated total	$1,242,271	$1,086,701	$1,024,917
(1) Excludes intercompany revenues and therefore does not agree to the table above

Long-lived assets are composed of Property and equipment, net. Laureate’s long-lived assets by geographic area were as follows:

December 31,	2022	2021
Long-lived assets
Mexico	$225,346	$206,745
Peru	289,482	281,057
United States	8,579	11,715
Consolidated total	$523,407	$499,517

Note 7. Goodwill and Other Intangible Assets

The change in the net carrying amount of Goodwill from December 31, 2020 through December 31, 2022 was composed of the following items:

	Mexico	Peru	Total
Balance at December 31, 2020	$500,250	$74,582	$574,832
Currency translation adjustments	(21,027)	(7,010)	(28,037)
Balance at December 31, 2021	$479,223	$67,572	$546,795
Currency translation adjustments	33,767	2,931	36,698
Balance at December 31, 2022	$512,990	$70,503	$583,493

Tradenames and Other Intangible Assets

Amortization expense for intangible assets included only the finite-lived tradename, as all other intangible assets subject to amortization were fully amortized as of December 31, 2022 and 2021. Amortization expense was $0, $23,069 and $7,583 for the years ended December 31, 2022, 2021 and 2020, respectively. The finite-lived tradename was fully amortized as of December 31, 2021.

The following table summarizes our identifiable intangible assets as of December 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Yrs)
Tradenames
Finite-lived tradename	$30,652	$(30,652)	$—	—
Indefinite-lived tradenames	151,645	—	151,645	—
Total tradenames	182,297	(30,652)	151,645

Other intangible assets
Student rosters	20,455	(20,455)	—	—
Other	1,720	(1,720)	—	—
Total	$204,472	$(52,827)	$151,645
The following table summarizes our identifiable intangible assets as of December 31, 2021:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Yrs)
Tradenames
Finite-lived tradename	$30,652	$(30,652)	$—	—
Indefinite-lived tradenames	142,848	—	142,848	—
Total tradenames	173,500	(30,652)	142,848

Other intangible assets
Student rosters	19,231	(19,231)	—	—
Other	1,616	(1,616)	—	—
Total	$194,347	$(51,499)	$142,848

Impairment Tests

The following table summarizes the Loss on impairment of assets:

For the years ended December 31,	2022	2021	2020
Impairments of Goodwill	$—	$—	$—
Impairments of Tradenames	—	51,437	320,000
Impairments of long-lived assets and deferred costs	144	21,051	31,971
Total	$144	$72,488	$351,971

We perform annual impairment tests of our non-amortizable intangible assets, which consist of goodwill and indefinite-lived tradenames, in the fourth quarter of each year. The impairment charges discussed below were recorded to reduce the assets' carrying values to fair value.
For the purposes of our annual impairment testing of the Company's goodwill, fair value measurements are determined primarily using the income approach, based largely on inputs that are not observable to active markets, which would be deemed “Level 3” fair value measurements. Level 3 inputs are defined as unobservable inputs that are supported by little or no market activity. These inputs include our expectations about future revenue growth and profitability, marginal income tax rates by jurisdiction, and the discount rate. Where a market approach is used, the inputs also include publicly available data about our competitors' financial ratios and transactions.
For purposes of our annual impairment testing of the Company’s indefinite-lived tradenames, fair value measurements were determined using the income approach, based largely on inputs that are not observable to active markets, which would be deemed “Level 3” fair value measurements as defined above. These inputs include our expectations about future revenue growth, marginal income tax rates by jurisdiction, the discount rate and the estimated royalty rate. We use publicly available information and proprietary third-party arm’s length agreements that Laureate has entered into with various licensors in determining certain assumptions to assist us in estimating fair value using market participant assumptions.

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

Impairment of Brazil E2G Software Assets

As part of a transformation initiative for the enrollment to graduation cycle (E2G), the Company began developing a solution to standardize the information systems and processes in Brazil. During development, those costs that qualified for capitalization as internal-use software were classified within Construction in-progress on our Consolidated Balance Sheets. In addition, a portion of the Brazil E2G project costs were deemed to be implementation costs of a hosting arrangement and were capitalized within Other assets on our Consolidated Balance Sheets. These capitalized costs were recorded on our Brazil and Corporate segments, as most of the Brazil E2G expenditures were made by Corporate. During the second quarter of 2020, the Company determined that it was no longer probable that the Brazil E2G project would be completed and placed into service, and that the likelihood that a potential buyer of the Brazil business would utilize this system was low due to its cost and associated complexities. As stated in ASC 350-40-35-3, there is a presumption that uncompleted software has a fair value of $0. Accordingly, during the second quarter of 2020, the Company recorded an impairment charge to fully write off the Brazil E2G project assets. Approximately $23,800 of the impairment charge was related to assets recorded on the Corporate segment and was therefore included in continuing operations. The remaining portion of the impairment charge, approximately $3,300, related to assets recorded on the Brazil segment and was therefore included in Discontinued Operations.

Note 8. Debt

Outstanding long-term debt was as follows:

	December 31, 2022	December 31, 2021
Senior long-term debt:
Senior Secured Credit Facility (stated maturity date October 2024)	$100,000	$—
Other debt:
Lines of credit	13,778	10,131
Notes payable and other debt	72,209	102,003
Total senior and other debt	185,987	112,134
Finance lease obligations and sale-leaseback financings	48,186	45,124
Total long-term debt and finance leases	234,173	157,258
Less: total unamortized deferred financing costs	2,060	3,588
Less: current portion of long-term debt and finance leases	56,184	49,082
Long-term debt and finance leases, less current portion	$175,929	$104,588

As of December 31, 2022, aggregate annual maturities of the senior and other debt, excluding finance lease obligations and sale-leaseback financings, were as follows:

Years Ended December 31,	Senior and Other Debt
2023	$50,010
2024	131,355
2025	4,622
2026	—
2027	—
Thereafter	—
Total senior and other debt	$185,987

Senior Secured Credit Facility

Revolving Credit Facility

Under the Company's Third Amended and Restated Credit Agreement (the Third A&R Credit Agreement), the Company maintains a revolving credit facility (the Senior Secured Credit Facility) that has a borrowing capacity of $410,000 and has a maturity date of October 7, 2024.

On December 23, 2022, the Company entered into the Second Amendment of the Third A&R Credit Agreement. This amendment was done in response to the planned phase out of LIBOR and the only contractual change was to update the reference rate from LIBOR to the Secured Overnight Financing Rate (SOFR). As described in Note 2, Significant Accounting Policies, in connection with this amendment, the Company adopted the optional relief guidance provided under ASU 2020-04, which permits the Company to account for the modification as a continuation of the existing contract without additional analysis.

The Senior Secured Credit Facility bears interest at a per annum interest rate, at the option of the Company, at either the SOFR rate or the ABR rate, as defined in the agreement, plus an applicable margin of 2.50% per annum, 2.25% per annum, 2.00% per annum or 1.75% per annum for Term SOFR loans, and 1.50% per annum, 1.25% per annum, 1.00% per annum or 0.75% per annum for ABR loans, in each case, based on the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the agreement.

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

As of December 31, 2022 and December 31, 2021, the Senior Secured Credit Facility had a total outstanding balance of $100,000 and $0, respectively. During the fourth quarter of 2022, the Company borrowed on its Senior Secured Credit Facility primarily to fund the repurchase of shares that the Company completed in connection with the November 2022 secondary offering described in Note 11, Share-based Compensation and Equity.

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

Estimated Fair Value of Debt

As of December 31, 2022 and December 31, 2021, the estimated fair value of our debt approximated its carrying value.

Certain Covenants

As of December 31, 2022, our Third A&R Credit Agreement contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Third A&R Credit Agreement provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, to exceed 3.50x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The agreement also provides that if (i) the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, is not greater than 4.75x as of such date and (ii) less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of December 31, 2022, these conditions were satisfied and, therefore, we were not subject to the leverage ratio. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of December 31, 2022.

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

Debt Issuance Costs

Amortization of debt issuance costs and accretion of debt discounts that are recorded in Interest expense in the Consolidated Statements of Operations totaled approximately $1,561, $4,628 and $10,103 for the years ended December 31, 2022, 2021 and 2020, respectively. Certain unamortized debt issuance costs were written off in 2021 and 2020 in connection with early repayment of debt balances and debt agreement amendments, as discussed above. As of December 31, 2022 and 2021, our unamortized debt issuance costs were $2,060 and $3,588, respectively.

Other Debt

Lines of Credit

Individual Laureate subsidiaries have the ability to borrow pursuant to unsecured lines of credit and similar short-term borrowing arrangements (collectively, lines of credit). The lines of credit are available for working capital purposes and enable us to borrow and repay until those lines mature. At December 31, 2022 and 2021, the aggregate outstanding balances on our lines of credit were $13,778 and $10,131, respectively. At December 31, 2022, we had approximately $63,700 additional available borrowing capacity under our outstanding lines of credit. At December 31, 2022, interest rates on our lines of credit ranged from 8.10% to 9.34%. At December 31, 2021, interest rates on our lines of credit ranged from 2.30% to 5.99%. Our weighted-average short-term borrowing rate was 8.61% and 2.72% at December 31, 2022 and 2021, respectively.

Notes Payable

Notes payable include mortgages payable that are secured by certain fixed assets. The notes payable have varying maturity dates and repayment terms through 2025. Interest rates on notes payable ranged from 5.09% to 12.26% and 5.09% to 10.25% at December 31, 2022 and 2021, respectively.

In December 2017, Universidad del Valle de México (UVM Mexico) entered into an agreement with a bank for a loan of MXN 1,700,000 (approximately $89,000 at the time of the loan). In 2019, this loan was reassigned to Estrater, S.A. de C.V., SOFOM ENR (Estrater). In 2021, Estrater was merged into Laureate Education Mexico S de RL de CV (LEM), a wholly owned Mexican subsidiary of the Company. Consequently, the loan was reassigned to LEM. The loan matures in June 2024 and carries a variable interest rate based on the 28-day Mexican Interbanking Offer Rate (TIIE), plus an applicable margin, which is established based on the ratio of debt to EBITDA, as defined in the agreement (12.26% and 8.12% as of December 31, 2022 and 2021, respectively). The current quarterly payments on the loan total MXN 72,250 ($3,725 at December 31, 2022) and increase over the remaining term of the loan to MXN 76,500 ($3,944 at December 31, 2022), with a balloon payment of MXN 425,000 ($21,913 at December 31, 2022) due at maturity. As of December 31, 2022 and December 31, 2021, the outstanding balance of this loan was $41,416 and $52,533, respectively.

The Company obtained financing to fund the construction of two new campuses at one of our institutions in Peru, Universidad Peruana de Ciencias Aplicadas (UPC). As of December 31, 2022 and 2021, one loan remains outstanding, which matures in November 2025 and carries an interest rate of 5.09%. Principal payments, plus accrued and unpaid interest, are made semi-annually in April and October. As of December 31, 2022 and 2021, the outstanding balance of this loan was $8,246 and $10,284, respectively.

On December 22, 2017, a Laureate subsidiary in Peru entered into an agreement to borrow PEN 247,500 (approximately $76,000 at the agreement date). The loan bears interest at a fixed rate of 6.62% per annum and matures in December 2023. Quarterly payments in the amount of PEN 14,438 ($3,786 at December 31, 2022) are due through the loan's maturity. As of December 31, 2022 and 2021, this loan had a balance of $15,142 and $29,035, respectively.

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

Supplemental balance sheet information related to leases as of December 31, 2022 and 2021 was as follows:

Leases	Classification	2022	2021
Assets:
Operating	Operating lease right-of-use assets, net	$389,565	$384,344
Finance	Buildings, Furniture, equipment and software, net	41,049	39,756
Total leased assets		$430,614	$424,100

Liabilities:
Current
Operating	Current portion of operating leases	38,994	38,149
Finance	Current portion of long-term debt and finance leases	6,173	5,258
Non-current
Operating	Long-term operating leases, less current portion	376,898	377,104
Finance	Long-term debt and finance leases, less current portion	42,013	39,866
Total lease liabilities		$464,078	$460,377

Lease Term and Discount Rate	2022	2021	2020
Weighted average remaining lease terms
Operating leases	9.4 years	9.4 years	9.9 years
Finance leases	14.6 years	14.9 years	14.5 years

Weighted average discount rate
Operating leases	9.40%	8.90%	9.20%
Finance leases	9.90%	9.60%	9.50%

The components of lease cost for the years ended December 31, 2022, 2021 and 2020 were as follows:

Lease Cost	Classification	2022	2021	2020
Operating lease cost	Direct costs	$58,701	$70,256	$68,488
Finance lease cost
Amortization of leased assets	Direct costs	6,821	6,732	4,484
Interest on leased assets	Interest expense	3,990	4,092	2,750
Short-term lease costs	Direct costs	1,055	73	1,121
Variable lease costs	Direct costs	9,806	5,575	(877)
Sublease income	Revenues	(425)	(187)	(890)
Total lease cost		$79,948	$86,541	$75,076

Rent Concessions

In 2020, the Company took actions with respect to certain of its existing leases, including engaging with landlords to discuss rent deferrals, as well as other rent concessions. Consistent with the updated guidance from the FASB in April 2020, the Company has elected the practical expedient for rent concessions where the total payments required by the modified contract are substantially the same or less than the total payments required by the original contract. In those cases, the Company treated the rent concessions as if there were no modification to the lease contract and accounted for these rent concessions as variable lease payments.
As of December 31, 2022, maturities of lease liabilities were as follows:

Maturity of Lease Liability	Operating Leases	Finance Leases
Year 1	$83,560	$10,623
Year 2	80,458	8,125
Year 3	79,659	6,649
Year 4	79,319	4,847
Year 5	68,779	3,878
Thereafter	251,258	80,402
Total lease payments	$643,033	$114,524
Less: interest and inflation	(227,141)	(66,338)
Present value of lease liabilities	$415,892	$48,186

Supplemental cash flow information related to leases for the years ended December 31, 2022, 2021 and 2020 was as follows:

Other Information	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$56,540	$75,164	$69,881
Operating cash flows used for finance leases	$3,990	$4,107	$2,750
Financing cash flows used for finance leases	$5,136	$4,874	$2,736
Leased assets obtained for new finance lease liabilities	$5,226	$1,997	$27,757
Leased assets obtained for new operating lease liabilities	$12,677	$7,674	$13,565

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

Income Tax Contingencies

As of December 31, 2022 and 2021, Laureate has recorded cumulative liabilities for income tax contingencies of $130,323 and $91,585, respectively.

Non-Income Tax Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of December 31, 2022 and 2021, approximately $11,400 and $7,200, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets.

We have also identified certain loss contingencies that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies could be up to approximately $11,900 if the outcomes were unfavorable.

Guarantees

In connection with a loan agreement entered into by a Laureate subsidiary in Peru, all of the shares of Universidad Privada del Norte, one of our universities, were pledged to the third-party lender as a guarantee of the payment obligations under the loan.

During the first quarter of 2021, one of our Peruvian institutions issued a bank guarantee in order to appeal a preliminary tax assessment received related to tax audits of 2014 and 2015. As of December 31, 2022 and 2021, the amount of the guarantee was $7,076 and $5,885, respectively.

Standby Letters of Credit (LOCs)

Spanish Tax Audits

As of December 31, 2021, we had approximately $10,700 posted as cash collateral for LOCs related to the Spanish tax audits. This was recorded in continuing operations and classified as Restricted cash on our December 31, 2021 Consolidated Balance Sheet. The cash collateral is related to final assessments issued by the Spanish Taxing Authority (STA) in October 2018 and January 2020 to Iniciativas Culturales de España, S.L. (ICE), our former Spanish holding company. During the second quarter of 2020, ICE was migrated to the Netherlands and its name was changed to Laureate Netherlands Holding B.V. In October 2021, the Company paid to the STA the final assessments of approximately $9,300, in order to reduce the amount of future interest that could be incurred as the appeal process continues. Following the payment, the letter of credit was no longer required and the cash was subsequently released in October 2022. The Company has paid all of the final assessments that were issued as a result of the Spanish tax audits and does not expect that the matter will have a material effect on its consolidated financial statements.

Note 11. Share-based Compensation and Equity

Share-based compensation expense was as follows:

For the years ended December 31,	2022	2021	2020
Continuing operations
Stock options, net of estimated forfeitures	$—	$468	$1,291
Restricted stock awards	8,776	8,427	8,957
Total continuing operations	$8,776	$8,895	$10,248

Discontinued operations
Share-based compensation expense for discontinued operations	—	1,277	3,050
Total continuing and discontinued operations	$8,776	$10,172	$13,298

2013 Long-Term Incentive Plan

On June 13, 2013, the Board approved the Laureate Education, Inc. 2013 Long-Term Incentive Plan (2013 Plan). The 2013 Plan became effective in June 2013, following approval by the stockholders of Laureate. Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, unrestricted common stock or restricted stock, unrestricted stock units or restricted stock units, and other stock-based awards, to eligible individuals on the terms and subject to the conditions set forth in the 2013 Plan. As of the effective date in June 2013, the total number of shares of common stock issuable under the 2013 Plan were 7,521. In September 2015, the Board and Shareholders approved an amendment to increase the total number of shares of common stock issuable under the 2013 Plan by 1,219, and in December 2016, the Board and Shareholders approved an amendment to increase the total number of shares of common stock issuable under the 2013 Plan by 3,884. Shares that are forfeited, terminated, canceled, allowed to expire unexercised, withheld to satisfy tax withholding, or repurchased are available for re-issuance. Any awards that have not vested upon termination of employment for any reason are forfeited. Holders of restricted stock shall have all of the rights of a stockholder of common stock including, without limitation, the right to vote and the right to receive dividends. However, dividends declared payable on performance-based restricted stock shall be subjected to forfeiture at least until achievement of the applicable performance target related to such shares of restricted stock. Any accrued but unpaid dividends on unvested restricted stock shall be forfeited upon termination of employment. Holders of stock units do not have any rights of a stockholder of common stock and are not entitled to receive dividends. All awards outstanding under the 2013 Plan terminate upon the liquidation, dissolution or winding up of Laureate.

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

As discussed in Note 1, Description of Business, on January 27, 2020, the Company announced that it would explore strategic alternatives for each of its businesses to unlock shareholder value. Also on January 27, 2020, in connection with such announcement, the Company's Board of Directors determined that, during the strategic alternatives process, any outstanding awards held by a participant at the time that such participant is terminated without cause as of and following January 27, 2020 and before a divestiture, sale, spin-off, or any other similar corporate transaction involving the participant's employing entity will receive the same treatment that such awards would have received upon a qualifying termination on or following a change in control (i.e., accelerated vesting of unvested equity awards in accordance with the terms of such awards). The strategic alternatives process ended in April 2022.

Stock Options Under 2013 Plan

Stock option awards under the 2013 Plan generally have a contractual term of 10 years and are granted with an exercise price equal to or greater than the fair market value of Laureate’s stock at the date of grant. These options typically vest over a period of five or three years. There were no stock options granted in 2022, 2021 and 2020. The Performance Options previously granted under the 2013 Plan are eligible for vesting based on achieving annual pre-determined Equity Value performance targets or Adjusted EBITDA targets, as defined in the plan, and the continued service of the employee. Some of the performance-based awards include a catch-up provision, allowing the grantee to vest in any year in which a target is missed if a following year's target is achieved, as long as the following year is within eight years from the grant date.

Compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. For Time Options, expense is recognized ratably over the five-year or three-year vesting period. For Performance Options, expense is recognized under a graded expense attribution method, to the extent that it is probable that the stated annual earnings target will be achieved and options will vest for any year. We assess the probability of each option tranche vesting throughout the life of each grant. As of December 31, 2022, all outstanding awards that were granted under the 2013 Plan are fully vested.

Amendment to 2013 Long-Term Incentive Plan

On June 19, 2017, the Board approved, subject to stockholder approval, an amendment and restatement of the 2013 Plan. Among other things, the amendment (i) increases the number of shares of common stock that may be issued pursuant to awards under the 2013 Plan to 14,714; (ii) adds performance metrics, the ability to grant cash awards, and annual limits on grants, intended to qualify awards as performance-based awards that are not subject to certain limits on tax deductibility of compensation payable to certain executives; and (iii) extends the term of the 2013 Plan to June 18, 2027, the day before the 10th anniversary of the date of adoption of the amendment. On June 19, 2017, the holder of the majority of the voting power of the Company's outstanding stock at the time approved by written consent the amended and restated 2013 Plan and it became effective.

Stock Option Activity

The following tables summarize the stock option activity and the assumptions used to record the related share-based compensation expense for the years ended December 31, 2022, 2021 and 2020:

	2022			2021			2020
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	2,163	$9.89	$6,098	3,428	$17.85	$159	5,388	$18.18	$3,396
Granted	—	—		—	—		—	—
Exercised	(1,510)	9.43	4,080	(583)	12.25	883	(860)	17.60	2,353
Forfeited or expired	(94)	23.17		(682)	20.14		(1,100)	19.66
Outstanding at December 31	559	7.00	1,461	2,163	9.89	6,098	3,428	17.85	159
Exercisable at December 31	559	7.00	1,461	2,163	9.89	6,098	3,292	17.97	159
Vested and expected to vest	559	7.00	1,461	2,163	9.89	6,098	3,426	17.85	159

	Options Outstanding		Options Exercisable		Assumption Range*
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Risk-Free Interest Rate	Expected Terms in Years	Expected Volatility
Year Ended December 31, 2022
$4.87 - $8.79	559	3.64	559	3.64	1.45% - 3.05%	3.20 - 7.12	36.40% - 58.84%
Year Ended December 31, 2021
$6.38 - $7.96	414	5.98	414	5.98	2.68% - 3.05%	5.54 -5.91	38.29% - 57.25%
$8.79 - $10.30	1,655	1.53	1,655	1.53	1.45% - 2.34%	3.20 - 7.12	35.20% - 58.84%
$15.27 - $24.33	94	0.44	94	0.44	0.76% - 2.35%	4.16 - 6.52	39.38% - 53.80%
Year Ended December 31, 2020
$13.97 - $15.55	748	6.84	625	6.58	1.99% - 3.05%	3.25 - 5.91	38.29% - 64.18%
$16.38 - $17.89	2,247	2.72	2,235	2.68	1.38% - 2.34%	3.20 - 7.12	35.20% - 58.84%
$21.00	146	0.70	146	0.70	1.81%	4.00	57.79%
$22.88 - $31.92	287	0.76	287	0.76	0.73% - 2.86%	4.00 - 6.52	39.03% - 53.80%
* The expected dividend yield is zero for all options in all years.

As noted above, no stock options were granted in 2022, 2021 or 2020.

As of December 31, 2022, Laureate had no unrecognized share-based compensation costs related to stock options outstanding.

Non-Vested Restricted Stock and Restricted Stock Units

The following table summarizes the non-vested restricted stock and restricted stock units activity for the years ended December 31, 2022, 2021 and 2020:

	2022		2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1	691	$14.82	1,000	$15.81	1,251	$14.69
Granted	685	12.15	818	13.98	969	15.80
Vested	(698)	14.05	(822)	15.01	(861)	14.11
Forfeited	(18)	12.37	(305)	15.32	(359)	15.95
Non-vested at December 31	660	12.92	691	14.82	1,000	15.81

Restricted stock units granted under the 2013 Plan during the years ended December 31, 2022, 2021 and 2020 consisted of time-based restricted stock units (RSU) and performance-based restricted stock units (PSU) with vesting periods over three years. PSUs are eligible to vest annually upon the Board's determination that the annual performance targets are met. The vesting percentage for PSUs is based on Laureate's attainment of a performance target or targets, provided that continued employment is required through the date the attainment of target is approved by the Compensation Committee.

The fair value of the non-vested restricted stock awards in the table above is measured using the fair value of Laureate’s common stock on the date of grant or the most recent modification date, whichever is later.

As of December 31, 2022, unrecognized share-based compensation expense related to non-vested restricted stock and restricted stock unit awards was $4,797. Of the total unrecognized cost, $4,270 relates to time-based RSUs and $527 relates to PSUs. This unrecognized expense for time-based restricted stock and restricted stock units will be recognized over a weighted-average expense period of 1.7 years.

Other Stockholders' Equity Transactions

Effective October 29, 2021, each share of Company Class A common stock and each share of Company Class B common stock automatically converted into one share of common stock of the Company. Following the conversion, the Company has only one class of common stock outstanding.

On November 17, 2022, the Company entered into an underwriting agreement by and among the Company, KKR 2006 Fund (Overseas), Limited Partnership (KKR Overseas) and KKR Partners II (International), L.P. (together with KKR Overseas, the Selling Stockholders or KKR), and Goldman Sachs & Co. LLC, as representative of the several underwriters named therein, relating to an underwritten offering (the Secondary Offering) of 32,842 shares of the Company’s common stock, par value $0.004 per share. On November 22, 2022, the Secondary Offering was completed at a price of $9.40875 per share. The Selling Stockholders received all of the net proceeds from this offering and no shares of common stock were sold by the Company.

Stock Repurchases

Repurchases Pursuant to an Authorized Repurchase Program

On November 5, 2020, Laureate’s Board of Directors announced a new stock repurchase program to acquire up to $300,000 of the Company’s common stock. On April 30, 2021, the Company’s Board of Directors approved an increase of the authorization by $200,000; on December 14, 2021, the Company’s Board of Directors approved an increase of the authorization by $100,000, and on March 14, 2022, the Company’s Board of Directors approved an increase of the authorization by $50,000, for a total authorization (including the above authorized repurchases) of up to $650,000 of the Company’s common stock. The Company’s repurchases could be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Exchange Act. Repurchases could be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. During the third quarter of 2022, the Company's repurchases reached the total authorized limit of $650,000.

Repurchases Made In Connection with Secondary Offering

In connection with the Secondary Offering completed on November 22, 2022, the Company’s Board of Directors approved the Company's repurchase of 7,971 shares out of the 32,842 shares of common stock sold in the Secondary Offering, at a per share price of $9.40875, for a total of approximately $75,000.

2022 Special Cash Distribution

On September 14, 2022, the Company announced that its Board of Directors approved, pursuant to the previously announced adoption of a Partial Liquidation Plan related to the distribution of net proceeds from the Company’s sale of Walden e-Learning LLC (the Walden Sale), the payment of a special cash distribution (the October 2022 Distribution) equal to $0.83 per each share of the Company’s common stock, par value $0.004 per share, to each holder of record on September 28, 2022. The proceeds that were distributed were attributable to the release during the third quarter of 2022 of $71,700 of escrowed funds from the Walden Sale, plus remaining net proceeds that had yet to be distributed. This is anticipated to be the final distribution pursuant to the Partial Liquidation Plan. On October 12, 2022, the Company paid approximately $136,600 related to the October 2022 Distribution.

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

2022 Special Cash Dividend

On October 24, 2022, the Board of Directors of the Company approved a special cash dividend (the 2022 Special Cash Dividend) equal to $0.68 per each share of the Company’s common stock, par value $0.004 per share, to each holder of record on November 4, 2022. On November 17, 2022, the Company paid approximately $112,000 related to the 2022 Special Cash Dividend.

In connection with the 2022 Special Cash Dividend, the Board approved certain required adjustments under the Company’s equity award compensation plans. The exercise price of the Company’s options was reduced by $0.68 per share, and holders of restricted and performance stock units will receive an amount in cash equal to $0.68 per unvested stock unit held payable when such unit vests.

2021 Special Cash Distributions

On September 15, 2021, the Board of Directors of the Company approved a plan of partial liquidation (the Partial Liquidation Plan) in connection with the sale of Walden e-Learning LLC. Pursuant to the Partial Liquidation Plan, the gross proceeds from the sale of the Walden Group, less expenses related to the sale, were distributed to the Company’s stockholders before the end of calendar year 2022.

On September 15, 2021, after the adoption of the Partial Liquidation Plan, the Board approved the payment of a special cash distribution (the Distribution) pursuant to the Partial Liquidation Plan equal to $7.01 per each share of the Company’s common stock, par value $0.004 per share, to each holder of record on October 6, 2021. The Distribution was paid on October 29, 2021, based on the number of shares outstanding on October 6, 2021. The aggregate amount of the Distribution was approximately $1,270,000. Gross proceeds from the sale included $74,000 that was initially held in escrow until it was released in 2022, as well as approximately $83,600 of restricted cash related to collateralized regulatory obligations associated with activities of the divested business.

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

Dividend Payable

As of December 31, 2022 and 2021, the Company had recorded a dividend payable of $3,930 and $6,932, respectively, related to the expected dividend payments remaining for the 2022 and 2021 equitable adjustments that were approved for the equity award compensation plans. During the year ended December 31, 2022, the Company paid approximately $4,600 of dividends related to equivalent rights for share-based awards that vested.

Note 12. Derivative Instruments

In the normal course of business, our operations are exposed to fluctuations in foreign currency values and interest rate changes. We may seek to control a portion of these risks through a risk management program that includes the use of derivative instruments.

Historically, Laureate’s senior long-term debt arrangements were primarily in USD. Our ability to make debt payments was subject to fluctuations in the value of the USD against foreign currencies, since a majority of our operating cash used to make these payments was generated by subsidiaries with functional currencies other than USD. As part of our overall risk management policies, Laureate has at times entered into foreign currency swap contracts and floating-to-fixed interest rate swap contracts. In addition, we occasionally entered into foreign exchange forward contracts to reduce the impact of other non-functional currency-denominated receivables and payables. We do not enter into speculative or leveraged transactions, nor do we hold or issue derivatives for trading purposes. We generally intend to hold our derivatives until maturity.

Laureate reports all derivatives at fair value. These contracts are recognized as either assets or liabilities, depending upon the derivative’s fair value. Gains or losses associated with the change in the fair value of these swaps are recognized in our Consolidated Statements of Operations on a current basis over the term of the contracts, unless designated and effective as a hedge. For swaps that are designated and effective as cash flow hedges, gains or losses associated with the change in fair value of the swaps are recognized in our Consolidated Balance Sheets as a component of Accumulated Other Comprehensive Income (AOCI) and amortized into earnings as a component of Interest expense over the term of the related hedged items. Upon early termination of an effective interest rate swap designated as a cash flow hedge, unrealized gains or losses are deferred in our Consolidated Balance Sheets as a component of AOCI and are amortized as an adjustment to Interest expense over the period during which the hedged forecasted transaction affects earnings. For derivatives that are both designated and effective as net investment hedges, gains or losses associated with the change in fair value of the derivatives are recognized on our Consolidated Balance Sheets as a component of AOCI and are deferred from earnings until the sale or liquidation of the hedged investee.

Laureate did not hold any derivatives as of December 31, 2022 and December 31, 2021.

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

AUD to USD Foreign Currency Swaps

In March 2020, Laureate entered into an AUD-to-USD swap agreement with a maturity date of April 15, 2020, in connection with an intercompany funding transaction. The terms of the swap stated that on the maturity date, Laureate would deliver the notional amount of AUD 21,000 and receive USD $13,713 at a rate of exchange of 0.6530 USD per 1 AUD. On April 8, 2020, Laureate entered into a net settlement agreement for this swap to deliver USD $12,999 and receive the notional amount of AUD 21,000 at a rate of exchange of 0.6190 USD per 1 AUD. This net settlement was executed on April 15, 2020, which resulted in a realized gain and proceeds received of $714. This amount is included in Loss on derivatives, net on the Consolidated Statement of Operations for the year ended December 31, 2020. This swap was not designated as a hedge for accounting purposes.

On April 8, 2020, Laureate entered into a new AUD-to-USD swap agreement with a notional amount of AUD 21,000. On the maturity date of June 15, 2020, Laureate delivered the notional amount and received USD $12,921 at a rate of exchange of 0.6153 USD per 1 AUD, resulting in a realized loss of $1,340. This amount is included in Loss on derivatives, net on the Consolidated Statements of Operations for the year ended December 31, 2020. This swap was not designated as a hedge for accounting purposes.

Components of the reported Gain (loss) on derivatives not designated as hedging instruments in the Consolidated Statements of Operations were as follows:

For the years ended December 31,	2022	2021	2020
Cross currency and interest rate swaps
Unrealized gain (loss)	$—	$25,824	$(25,354)
Realized loss	—	(50,341)	(626)
Loss on derivatives, net	$—	$(24,517)	$(25,980)

Credit Risk and Credit-Risk-Related Contingent Features

Derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation. The amount of our credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position. Laureate limits its credit risk by only entering into derivative transactions with highly rated major financial institutions. We have not entered into collateral agreements with our derivatives' counterparties. As of December 31, 2022 and December 31, 2021, we did not hold any derivatives in a net gain position, and thus had no credit risk.

Laureate's agreements with its derivative counterparties typically contain a provision under which the Company could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to a default on the indebtedness. As of December 31, 2022 and December 31, 2021, the Company did not have any outstanding derivative agreements.

Note 13. Income Taxes

Significant components of the Income tax (expense) benefit on earnings from continuing operations were as follows:

For the years ended December 31,	2022	2021	2020
Current:
United States	$(33,097)	$(48,523)	$6,391
Foreign	(152,931)	(148,437)	(72,660)
State	(273)	—	—
Total current	(186,301)	(196,960)	(66,269)
Deferred:
United States	4,663	87,310	124,718
Foreign	(3,794)	(10,347)	25,612
State	41	(25,576)	46,008
Total deferred	910	51,387	196,338
Total income tax (expense) benefit	$(185,391)	$(145,573)	$130,069

For the years ended December 31, 2022, 2021 and 2020, foreign income (loss) from continuing operations before income taxes was $319,515, $80,864, and $(250,910), respectively. For the years ended December 31, 2022, 2021 and 2020, domestic loss from continuing operations before income taxes was $(73,665), $(218,371), and $(199,928), respectively.

Significant components of deferred tax assets and liabilities arising from continuing operations were as follows:

December 31,	2022	2021
Deferred tax assets:
Net operating loss and tax credits carryforwards	$256,047	$246,405
Operating leases	132,648	135,365
Depreciation	50,444	45,702
Interest	26,711	25,029
Deferred compensation	13,767	23,219
Deferred revenue	9,942	11,432
Nondeductible reserves	7,342	9,470
Allowance for doubtful accounts	6,781	8,437
Total deferred tax assets	503,682	505,059
Deferred tax liabilities:
Operating leases	123,430	122,728
Investment in subsidiaries	77,055	74,310
Amortization of intangible assets	45,635	41,776
Deferred gain on Walden	452	14,652
Unrealized gain	3,212	2,559
Total deferred tax liabilities	249,784	256,025
Net deferred tax assets	253,898	249,034
Valuation allowance for deferred tax assets	(291,722)	(283,945)
Net deferred tax liabilities	$(37,824)	$(34,911)

Laureate does not provide deferred taxes on the portion of its unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. As of December 31, 2022, undistributed earnings from foreign subsidiaries totaled $595,486.

If the Company were to remove its assertion and distribute the remaining unremitted earnings, we would record approximately $16,375 in additional deferred tax liabilities. The amount of additional deferred tax liabilities recognized could increase if our expectations change based on future developments.

The Company has $69,700 of deferred tax asset for US state net operating loss carryforwards that expire from 2023 to 2042 and $2,900 of deferred tax asset for US state net operating loss carryforwards that do not expire. The Company has $162,800 of foreign net operating loss carryforwards that expire from 2023 to 2031. The Company has $166,000 of tax credit carryforwards that do not expire and $75,100 of interest carryforwards that do not expire.

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

The reconciliations of the beginning and ending balances of the valuation allowance on deferred tax assets were as follows:

For the years ended December 31,	2022	2021	2020
Balance at beginning of period	$283,945	$320,858	$324,119
Additions (deductions) from tax expense from continuing operations	7,972	9,115	(19,879)
Charges to other accounts
Additions	—	—	16,618
Deductions	(195)	(46,028)	—
Balance at end of period	$291,722	$283,945	$320,858

The reconciliations of the reported Income tax (expense) benefit to the amount that would result by applying the United States federal statutory tax rate of 21% to income from continuing operations before income taxes were as follows:

For the years ended December 31,	2022	2021	2020
Tax (expense) benefit at the United States statutory rate	$(51,628)	$28,877	$94,676
Permanent differences	(38,228)	(8,217)	(24,184)
Global intangible low taxed income	—	(30,616)	70,965
Netherlands intellectual property restructuring	—	(53,643)	(32,425)
State income tax benefit (expense), net of federal tax effect	669	(36,782)	36,343
Tax effect of foreign income taxed at higher rate	(40,579)	(16,665)	(5,534)
Change in valuation allowance	(11,241)	17,642	3,241
Effect of tax contingencies	(37,151)	(12,573)	2,706
Tax credits	9,211	10,458	(2,302)
Withholding taxes	(16,275)	(43,578)	(13,254)
Other	(169)	(476)	(163)
Total income tax (expense) benefit	$(185,391)	$(145,573)	$130,069

Included within permanent differences in the 2022 rate reconciliation was approximately $7,700 of tax expense from stock option shortfalls, $13,700 of non-deductible scholarship expenses, and $4,200 of taxable income related to intercompany dividends, as well as $11,200 of expense for a change in estimate related to unrealized foreign currency exchange that is fully offset by a corresponding increase in the valuation allowance.

The reconciliations of the beginning and ending amount of unrecognized tax benefits were as follows:

For the years ended December 31,	2022	2021	2020
Beginning of the period	$257,587	$385,283	$56,395
Additions for tax positions related to prior years	38,029	80,885	3,582
Decreases for tax positions related to prior years	(8,856)	(227,051)	—
Additions for tax positions related to current year	498	21,993	327,142
Decreases for unrecognized tax benefits as a result of a lapse in the statute of limitations	(2,329)	(3,523)	(1,836)
End of the period	$284,929	$257,587	$385,283

Laureate records interest and penalties related to uncertain tax positions as a component of Income tax expense. During the years ended December 31, 2022, 2021 and 2020, Laureate recognized net interest and penalties related to income taxes of $6,828, $(6,479), and $(3,056), respectively. Laureate had $21,355 and $14,527 of accrued interest and penalties at December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company recognized approximately $32,500 of income tax reserves related to the application of the high-tax exception to global intangible low-taxed income. Approximately $143,665 of unrecognized tax benefits, if recognized, will affect the effective income tax rate. It is reasonably possible that Laureate’s unrecognized tax benefits may decrease within the next 12 months by up to approximately $4,448 as a result of the lapse of statutes of limitations and as a result of the final settlement and resolution of outstanding tax matters in various jurisdictions.

Laureate and various subsidiaries file income tax returns in the United States federal jurisdiction, and in various states and foreign jurisdictions. With few exceptions, Laureate is no longer subject to United States federal, state and local, or foreign income tax examinations by tax authorities for years before 2010. United States federal and state statutes are generally open back to 2018; however, the Internal Revenue Service (the IRS) has the ability to challenge 2005 through 2017 net operating loss carryforwards. Statutes of other major jurisdictions are open back to 2011 for Mexico, 2009 for Peru and 2016 for the Netherlands..

Other Matters

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

OECD Proposals

The Organization for Economic Co-operation and Development (OECD) has proposed changes to numerous long-standing tax principles. These proposals, if finalized and adopted by the associated countries, will likely increase tax uncertainty, and may adversely affect our provision for income taxes. The Company will continue to monitor regulatory developments to assess potential impacts to the Company.

Note 14. Earnings (Loss) Per Share

Effective October 29, 2021, each share of the Company's Class A common stock and each share of the Company's Class B common stock automatically converted into one share of common stock of the Company. Following the conversion, the Company has only one class of common stock outstanding. Prior to that, our common stock had a dual class structure, consisting of Class A common stock and Class B common stock. Other than voting rights, the Class B common stock had the same rights as the Class A common stock and therefore both were treated as the same class of stock for purposes of the earnings per share calculation. Laureate computes basic earnings per share (EPS) by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that would occur if share-based compensation awards were exercised or converted into common stock. To calculate the diluted EPS, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted stock, restricted stock units, and other share-based compensation arrangements determined using the treasury stock method.

The following tables summarize the computations of basic and diluted earnings per share:

For the years ended December 31,	2022	2021	2020
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Income (loss) from continuing operations	$60,718	$(283,080)	$(320,598)
Net loss (income) attributable to noncontrolling interests	595	(11,839)	17
Income (loss) from continuing operations attributable to Laureate Education, Inc.	61,313	(294,919)	(320,581)

Accretion of redemption value of redeemable noncontrolling interests and equity	—	(88)	149
Net income (loss) from continuing operations available to common stockholders for basic and diluted earnings per share	61,313	(295,007)	(320,432)

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Income (loss) from discontinued operations, net of tax	8,260	486,865	(298,104)
Loss attributable to noncontrolling interests	—	500	5,354
Net income (loss) from discontinued operations for basic and diluted earnings per share	$8,260	$487,365	$(292,750)

Denominator used in basic and diluted earnings (loss) per common share:
Basic weighted average shares outstanding	167,670	189,692	209,710
Effect of dilutive stock options	310	—	—
Effect of dilutive restricted stock units	288	—	—
Diluted weighted average shares outstanding	168,268	189,692	209,710

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.37	$(1.56)	$(1.53)
Income (loss) from discontinued operations	0.05	2.57	(1.40)
Basic earnings (loss) per share	$0.42	$1.01	$(2.93)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.36	$(1.56)	$(1.53)
Income (loss) from discontinued operations	0.05	2.57	(1.40)
Diluted earnings (loss) per share	$0.41	$1.01	$(2.93)
The following table summarizes the number of stock options, shares of restricted stock and restricted stock units (RSUs) that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

For the years ended December 31,	2022	2021	2020
Stock options	40	2,953	4,040
Restricted stock and RSUs	237	899	1,021

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

Note 16. Benefit Plans

Domestic Defined Contribution Retirement Plan

Laureate sponsors a defined contribution retirement plan in the United States under section 401(k) of the Internal Revenue Code. The plan offers employees a traditional “pre-tax” 401(k) option and an “after-tax” Roth 401(k) option, providing the employees with choices and flexibility for their retirement savings. All employees are eligible to participate in the plan after meeting certain service requirements. Participants may contribute up to a maximum of 80% of their annual compensation and 100% of their annual cash bonus, as defined and subject to certain annual limitations. Laureate may, at its discretion, make matching contributions that are allocated to eligible participants. The matching on the “after-tax” Roth contributions is the same as the matching on the traditional “pre-tax” contributions. Laureate made discretionary contributions in cash to this plan of $287, $4,138, and $4,636 for the years ended December 31, 2022, 2021 and 2020, respectively.

Laureate Education, Inc. Deferred Compensation Plan

Laureate maintained a deferred compensation plan that provided certain executive employees and members of our Board of Directors with the opportunity to defer their salaries, bonuses, and Board of Directors retainers and fees in order to accumulate funds for retirement on a pre-tax basis. Participants were 100% vested in their respective deferrals and the earnings thereon. Laureate did not make contributions to the plan or guarantee returns on the investments. Although plan investments and participant deferrals were kept in a separate trust account, the assets remained Laureate’s property and were subject to claims of general creditors. The plan assets were recorded at fair value with the earnings (losses) on those assets recorded in Other income (expense). The plan liabilities were recorded at the contractual value, with the changes in value recorded in operating expenses.

During the first quarter of 2021, the Company’s Board of Directors approved the termination of this deferred compensation plan, with such termination effective April 1, 2021. The plan participants received a distribution payout of their account balances in April 2022 and therefore there were no plan assets or liabilities remaining as of December 31, 2022. As of December 31, 2021, plan assets included in Other assets in our Consolidated Balance Sheet were $1,924 and the plan liabilities reported in our Consolidated Balance Sheet were $5,104. The Company funded the difference between the assets and the liabilities with operating cash flows.

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

As of December 31, 2022 and 2021, the total SERA assets were $8,161 and $9,539, respectively, which were recorded on our Consolidated Balance Sheets in Restricted cash. As of December 31, 2022 and 2021, the total SERA liabilities recorded in our Consolidated Balance Sheets were $11,879 and $13,396, respectively, of which $1,500 each year was recorded in Accrued compensation and benefits, and $10,379 and $11,896, respectively, was recorded in Deferred compensation.

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

Peruvian Nonresident Capital Gains Tax

Stockholders who sell, exchange, or otherwise dispose of Company shares may be subject to Peruvian tax at a rate of 30% on their gain realized in such transaction determined under certain Peruvian valuation rules regardless of whether the transaction is taxable for non-Peruvian purposes. In determining the amount of such gain subject to such tax, the gain is first multiplied by the percentage of the Company’s value that is represented by its Peruvian business determined under certain Peruvian valuation rules (the Peru Ratio). This tax applies if the value of stock determined under certain Peruvian valuation rules (calculated in PEN) transferred multiplied by the Peru Ratio exceeds approximately $48,000 applying the PEN/USD exchange rate of December 31, 2022 (the Threshold). The Threshold is calculated in PEN and changes with currency exchange rates. For purposes of determining whether the Threshold has been exceeded by any holder, all transfers made by such holder over any 12-month period are aggregated. For purposes of determining whether any tax is owed, the holder must have their basis “certified” by the Peruvian tax authorities in advance of such transaction. If the holder exceeds the Threshold and does not obtain a tax basis certificate before the transaction, the holder’s tax basis in the shares will be considered zero for Peruvian tax purposes.

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

Note 18. Other Financial Information

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI) in our Consolidated Balance Sheets includes the accumulated translation adjustments arising from translation of foreign subsidiaries’ financial statements, the unrealized gain on a derivative designated as an effective net investment hedge, and the accumulated net gains or losses that are not recognized as components of net periodic benefit cost for our minimum pension liability. The AOCI related to the net investment hedge will be deferred from earnings until the sale or liquidation of the hedged investee. Laureate reports changes in AOCI in our Consolidated Statements of Stockholders’ Equity. The components of these balances were as follows:

December 31,	2022			2021
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation loss	$(452,252)	$959	$(451,293)	$(529,472)	$946	$(528,526)
Unrealized gains on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(588)	—	(588)	(1,148)	—	(1,148)
Accumulated other comprehensive loss	$(442,424)	$959	$(441,465)	$(520,204)	$946	$(519,258)

Foreign Currency Exchange of Certain Intercompany Loans

Laureate periodically reviews its investment and cash repatriation strategies in order to meet our liquidity requirements in the United States. Laureate recognized currency exchange adjustments attributable to intercompany loans, that are not designated as indefinitely invested, of $(27,198), $27,292 and $21,171 as part of Foreign currency exchange (loss) gain, net, in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, respectively.

Write Off of Accounts and Notes Receivable

During the years ended December 31, 2022, 2021 and 2020, Laureate wrote off approximately $25,500, $31,600 and $24,300, respectively, of fully reserved accounts and notes receivable that were deemed uncollectible.

Note 19. Supplemental Cash Flow Information

Cash interest payments, prior to interest income, for continuing operations and Discontinued Operations were $16,752, $63,153 and $120,640 for the years ended December 31, 2022, 2021 and 2020, respectively. Net cash payments for income taxes for continuing operations and Discontinued Operations were $153,761, $251,098 and $91,371 for the years ended December 31, 2022, 2021 and 2020, respectively.

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the December 31, 2020 balance, to the amounts shown in the Consolidated Statements of Cash Flows:

For the year ended December 31,	2022	2021	2020
Cash and cash equivalents	$85,167	$324,801	$750,147
Restricted cash	8,617	20,774	117,151
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$93,784	$345,575	$867,298

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

Based on that evaluation, our CEO and CFO have concluded that, as of December 31, 2022, our disclosure controls and procedures are effective. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting as of December 31, 2022 is included in Part II, Item 8 “Financial Statements.” The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears in Part II, Item 8 “Financial Statements.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Certain of this information will be contained in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.
Information about our Executive Officers
The following table sets forth information regarding our current executive officers, including their ages. Executive officers serve at the request of the Board of Directors. There are no family relationships among any of our executive officers.

Name	Age	Position
Eilif Serck-Hanssen	57	Director, President and Chief Executive Officer
Richard M. Buskirk	46	Senior Vice President and Chief Financial Officer
Marcelo Barbalho Cardoso	51	Executive Vice President and Chief Operating Officer
Richard H. Sinkfield III	53	Chief Legal Officer and Chief Ethics & Compliance Officer
Eilif Serck-Hanssen has served as our Chief Executive Officer since January 2018 and became our President in July 2019. From March to December 2017, Mr. Serck-Hanssen served as our President and Chief Administrative Officer as well as our Chief Financial Officer. From 2008 to March 2017, Mr. Serck-Hanssen served as our Executive Vice President and Chief Financial Officer. Before joining the Company, Mr. Serck-Hanssen served as Chief Financial Officer and President of International Operations at XOJET, Inc. and was part of the team that founded premium airline, Eos Airlines, Inc., where he served Executive Vice President and Chief Financial Officer. Prior to starting Eos Airlines, Mr. Serck-Hanssen served in several executive positions at US Airways, Inc. (now American Airlines, Inc.) and Northwest Airlines, Inc. (now Delta Airlines, Inc.), including serving as a Senior Vice President and Treasurer of US Airways, Inc. Before joining the airline industry, Mr. Serck-Hanssen spent over five years with PepsiCo, Inc. in various international locations and three years with PricewaterhouseCoopers LLP (formerly Coopers & Lybrand Deloitte) in London. He is an Associate Chartered Accountant (ACA) and a member of the Institute of Chartered Accountants in England and Wales. Mr. Serck-Hanssen earned a B.S. in civil engineering from the Western Norway University of Applied Sciences, a B.A. in management science from the University of Kent at Canterbury (United Kingdom), and an M.B.A. from the University of Chicago Booth School of Business.

Richard M. Buskirk has served as our Senior Vice President and Chief Financial Officer since April 2021. Mr. Buskirk previously served as our Senior Vice President, Corporate Development from 2018 to April 2021 and as our Vice President, Global Financial Planning & Analysis from 2015 to 2018. Prior to joining Laureate, Mr. Buskirk was a CPA with Ernst & Young LLP, and an investment banker with Deutsche Bank, and worked for multiple global brands, including Vodafone, NII Holdings, Inc. (formerly Nextel International) and Sprint/Nextel in a range of financial, strategy and advisory positions. Mr. Buskirk earned a B.S. in accounting from the University of Maryland and a dual M.B.A. from Columbia University and London Business School.

Marcelo Barbalho Cardoso has served as our Executive Vice President and Chief Operating Officer since June 2021 and has also served as our Chief Executive Officer, Mexico since June 2022. Mr. Cardoso has been with Laureate since 2011, holding several leadership positions across our Brazil operations including Chief Executive Officer of Laureate Brazil from 2019 to June 2021, Global Chief Transformation Officer during 2019, Chief Operating Officer of Laureate Brazil from 2017 to 2018, and Vice President of Operations and President of FMU from 2013 to 2017. Prior to joining Laureate, Mr. Cardoso served as Latin America Vice President, Business Ops & CFO for Dell EMC Computer Systems and held senior leadership positions at Johnson Controls. Mr. Cardoso earned an undergraduate degree in chemical engineering from Universidade Estadual de Campinas (Brazil) and an MBA in management from the University of Michigan.

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

Item 11. Executive Compensation

This information will be contained in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information will be contained in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information will be contained in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

This information will be contained in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:
    (1) Financial Statements (certain schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto).
    (2) Those exhibits required by Item 601 of Regulation S-K and by paragraph (b) below.
(b) The following exhibits are filed as part of this Annual Report or, where indicated, were filed and are incorporated by reference:

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.1#	Amended and Restated Sale and Purchase Agreement, dated as of November 22, 2017 and amended and restated on January 11, 2018, by and among LEI European Investments B.V., Laureate International B.V. and Galileo Global Education Luxco S.À R.L.	10-K	001-38002	2.7	03/20/2018
2.2#	Sale and Purchase Agreement, dated April 12, 2018, among LEI European Investments B.V., Laureate International B.V. and Global University Systems Germany B.V.	8-K	001-38002	2.1	04/18/2018
2.3#	Asset Purchase Agreement, dated January 15, 2018, among Kendall College, LLC, The Dining Room at Kendall NFP, National Louis University and Laureate Education, Inc.	8-K	001-38002	2.1	08/07/2018
2.4#	Membership Interest Purchase Agreement, dated April 24, 2018, by and among Laureate Education, Inc., Exeter Street Holdings, LLC, University of St. Augustine for Health Sciences, LLC and University of St. Augustine Acquisition Corp.	10-Q	001-38002	2.4	08/09/2018
2.5#	Sale and Purchase Agreement, dated December 12, 2018, by and among Iniciativas Culturales de España S.L., Laureate I B.V. and Samarinda Investments, S.L.	10-K	001-38002	2.5	02/28/2019
2.6#	Share Purchase Agreement relating to the sale and purchase of equity shares of Pearl Retail Solutions Private Limited, M-Power Energy India Private Limited and Data Ram Sons Private Limited	8-K	001-38002	2.1	05/13/2019
2.7#	Share Purchase Agreement relating to all the shares in the capital of Education Turkey B.V.	8-K	001-38002	2.1	08/29/2019
2.8#	Equity Purchase Agreement, dated January 10, 2020, by and among SP Costa Rica Holdings, LLC, Laureate International B.V. and Laureate Education, Inc.	10-K	001-38002	2.8	02/27/2020
2.9#	Sale and Purchase Agreement, dated July 29, 2020, by and among LEI AMEA Investments B.V., Laureate Education, Inc., SEI Newco Inc. and Strategic Education, Inc.	10-Q	001-38002	2.9	11/05/2020
2.10#	Master Agreement, dated September 10, 2020, by and among Laureate International B.V., Laureate I, B.V., Servicios Regionales Universitarios LE, S.C. and Fundación Educación y Cultura	10-Q	001-38002	2.10	11/05/2020
2.11#	Membership Interest Purchase Agreement, dated September 11, 2020, by and between Laureate Education, Inc. and Adtalem Global Education Inc.	10-Q	001-38002	2.11	11/05/2020
2.12#	Transaction Agreement, dated September 11, 2020, by and among Laureate Education, Inc., Rede Internacional de Universidades Laureate Ltda., Ser Educacional S.A. and, solely for the purposes of certain provisions thereof, José Janguiê Bezerra Diniz and certain of his family members	10-Q	001-38002	2.12	11/05/2020
2.13#	Settlement, Release and Discharge Agreement, dated as of October 29, 2020, by and among Laureate Education, Inc., Rede Internacional de Universidades Laureate Ltda., Ser Educacional S.A., José Janguiê Bezerra Diniz and certain of his family members	10-K	001-38002	2.13	02/25/2021

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.14#	Transaction Agreement, dated October 30, 2020, by and among Laureate Education, Inc., Laureate Netherlands Holding B.V., ICE Inversiones Brazil, SL, Rede Internacional de Universidades Laureate Ltda., Ânima Holding S.A., VC Network Educação S.A., and, solely for the purposes of certain provisions thereof, the controlling shareholders of Ânima Holding S.A.	10-K	001-38002	2.14	02/25/2021
2.15#	Waiver and Amendment to Membership Interest Purchase Agreement by and between Adtalem Global Education Inc. and Laureate Education, Inc., dated as of July 21, 2021	8-K	001-38002	2.1	07/27/2021
2.16#	Amendment dated August 10, 2021 to Membership Interest Purchase Agreement, dated September 11, 2020, by and between Laureate Education, Inc. and Adtalem Global Education Inc.	10-Q	001-38002	2.2	11/04/2021
2.17	First Amendment dated April 19, 2022 to the Transaction Agreement, dated October 30, 2020, by and among Laureate Education, Inc., Laureate Netherlands Holding B.V., ICE Inversiones Brazil, SL, Rede Internacional de Universidades Laureate Ltda., Ânima Holding S.A., and VC Network Educação S.A.	10-Q	001-38002	2.1	08/04/2022
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-207243	3.1	01/31/2017
3.2	Amended and Restated Bylaws	S-1/A	333-207243	3.2	01/31/2017
3.3	Certificate of Retirement of Convertible Redeemable Preferred Stock, Series A	8-K	001-38002	3.1	07/20/2018
3.4	Certificate of Retirement of Class A Common Stock and Class B Common Stock	8-K	001-38002	3.1	12/17/2021
4.1*	Description of Capital Stock of Laureate Education, Inc.
10.1†	2013 Long-Term Incentive Plan Form of Stock Option Agreement effective as of September 11, 2013	S-1/A	333-207243	10.34	11/20/2015
10.2†	Form of Management Stockholder’s Agreement for equityholders	S-1/A	333-207243	10.36	11/20/2015
10.3†	Employment Offer Letter, dated July 21, 2008, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S-1/A	333-207243	10.40	11/20/2015
10.4†	Amendment to Employment Offer Letter, dated December 9, 2010, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S-1/A	333-207243	10.41	11/20/2015
10.5†	Form of Stockholders’ Agreement for Entity‑Appointed Directors	S-1/A	333-207243	10.47	11/20/2015
10.6†	Form of Stockholders’ Agreement for Individual Directors	S-1/A	333-207243	10.48	11/20/2015
10.7†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016 for Named Executive Officers	S-1/A	333-207243	10.57	05/20/2016
10.8†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016	S-1/A	333-207243	10.58	05/20/2016
10.9	Subscription Agreement, dated as of December 4, 2016, by and among Laureate Education, Inc., Macquarie Sierra Investment Holdings Inc., and each of the other Persons listed on Schedule A and Schedule B thereto.	S-1/A	333-207243	10.63	12/15/2016
10.10	Registration Rights Agreement by and among Laureate Education, Inc., each of the Investors set forth on Schedule A thereto, Douglas L. Becker and Wengen Alberta, Limited Partnership	10-K	001-38002	10.29	03/20/2018
10.11	Investors’ Stockholders Agreement by and among Laureate Education, Inc., Wengen Alberta, Limited Partnership and the Investors set forth on Schedule A thereto	10-K	001-38002	10.30	03/20/2018
10.12	Amended and Restated Securityholders Agreement by and among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.1	02/06/2017

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.13	Amendment No. 1 dated October 28, 2021 to the Amended and Restated Securityholders Agreement, dated as of February 6, 2017, among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto	10-K	001-38002	10.16	02/24/2022
10.14	Amended and Restated Registration Rights Agreement by and among Wengen Alberta, Limited Partnership, Wengen Investments Limited, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.2	02/06/2017
10.15	Amended and Restated Guarantee, dated as of April 26, 2017, by Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as guarantors, in favor of Citibank, N.A., as collateral agent	10-Q	001-38002	10.83	05/11/2017
10.16	Amended and Restated Pledge Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as pledgors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.84	05/11/2017
10.17	Amended and Restated Security Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as grantors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.85	05/11/2017
10.18	Third Amended and Restated Credit Agreement, dated as of October 7, 2019, among Laureate Education, Inc., the lending institutions from time to time parties thereto, and Citibank, N.A., as administrative agent and collateral agent	8-K	001-38002	10.1	10/11/2019
10.19	First Amendment to Third Amended and Restated Credit Agreement, dated as of July 20, 2020, by Laureate Education, Inc. and Citibank, N.A., as administrative agent	10-Q	001-38002	10.57	11/05/2020
10.20*	Second Amendment dated as of December 23, 2022 to Third Amended and Restated Credit Agreement, dated as of July 20, 2020, by Laureate Education, Inc. and Citibank, N.A., as administrative agent
10.21†	Laureate Education, Inc. Amended and Restated 2013 Long-Term Incentive Plan	8-K	001-38002	10.1	06/20/2017
10.22†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017	10-Q	001-38002	10.52	08/08/2017
10.23†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017	10-Q	001-38002	10.53	08/08/2017
10.24†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.56	08/08/2017
10.25†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.57	08/08/2017
10.26†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2018 Grants	10-K	001-38002	10.29	02/24/2022
10.27†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2019 Grants	10-K	001-38002	10.30	02/24/2022
10.28†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2020 Grants	10-K	001-38002	10.31	02/24/2022
10.29†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2021-2022 Grants for Certain Executives	10-K	001-38002	10.32	02/24/2022
10.30†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance Share Units Notice and Agreements for 2019-2020 Grants	10-K	001-38002	10.33	02/24/2022
10.31†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance Share Units Notice and Agreement for 2021-2022 Grants	10-K	001-38002	10.34	02/24/2022

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.32†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement for Non-Employee Directors	10-K	001-38002	10.35	02/24/2022
10.33†	Employment Offer Letter, dated May 3, 2018, between Timothy Grace and Laureate Education, Inc.	10-Q	001-38002	10.72	08/09/2018
10.34†	Form of Director Indemnity Agreement	10-Q	001-38002	10.64	08/08/2019
10.35†	Form of Director and Officer Indemnity Agreement	10-Q	001-38002	10.1	08/04/2022
10.36†◊	Form of Retention Letter for Certain Corporate Executives	10-Q	001-38002	10.53	05/07/2020
10.37†	Letter Agreement dated October 9, 2022 between Laureate Education, Inc. and Eilif Serck-Hanssen	8-K	001-38002	10.1	10/14/2022
10.38†	Promotion Offer Letter, dated July 8, 2020, between Laureate Education, Inc. and Richard H. Sinkfield III	10-K	001-38002	10.45	02/25/2021
10.39†◊	Retention Letter, dated April 5, 2020, between Laureate Education, Inc. and Richard H. Sinkfield	10-K	001-38002	10.46	02/25/2021
10.40†	Promotion Offer Letter, dated March 16, 2021, between Laureate Education, Inc. and Richard M. Buskirk	10-K	001-38002	10.44	02/24/2022
10.41†◊	Retention Letter, dated April 28, 2020, between Laureate Education, Inc. and Richard M. Buskirk	10-K	001-38002	10.45	02/24/2022
10.42†	Independent Contractor and Consultant Agreement, dated May 28, 2021, between Laureate Education, Inc. and Marcelo Barbalho Cardoso	10-K	001-38002	10.46	02/24/2022
10.43*†
Amendment dated July 21, 2022 to Independent Contractor and Consultant Agreement, dated May 28, 2021, between Laureate Education, Inc., Marcelo Barbalho Cardoso and MC Consultoria and Assesoria Empresarial LTDA

10.44*†	Second Amendment to Independent Contractor and Consultant Agreement as of March 1, 2022 between Laureate Education, Inc. and MC Consultoria and Assesoria Empresarial LTDA
10.45†	Form of 2022 Annual Incentive Plan for Certain Executives	10-Q	001-38002	10.1	05/05/2022
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32*	Certifications pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
Ex. 101.INS*	XBRL Instance Document - - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
Ex. 101.SCH*	Inline XBRL Taxonomy Extension Schema Document
Ex. 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Ex. 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	The exhibits, disclosure schedules, and other schedules, as applicable, have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
†	Indicates a management contract or compensatory plan or arrangement.
◊	Certain identified information has been omitted from this exhibit because it is both (1) not material, and (2) is the type that the Company treats as private or confidential.

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

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2023.

Laureate Education, Inc.

By: /s/ RICHARD M. BUSKIRK
Richard M. Buskirk
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ EILIF SERCK-HANSSEN	President, Chief Executive Officer and Director	February 23, 2023
Eilif Serck-Hanssen	(Principal Executive Officer)

/s/ RICHARD M. BUSKIRK	Senior Vice President and Chief Financial Officer	February 23, 2023
Richard M. Buskirk	(Principal Financial Officer)

/s/ GERARD M. KNAUER	Vice President, Accounting and Global Controller	February 23, 2023
Gerard M. Knauer	(Principal Accounting Officer)

/s/ KENNETH W. FREEMAN	Chairman of the Board	February 23, 2023
Kenneth W. Freeman

/s/ ANDREW B. COHEN	Director	February 23, 2023
Andrew B. Cohen

/s/ PEDRO DEL CORRO	Director	February 23, 2023
Pedro del Corro

/s/ BARBARA MAIR	Director	February 23, 2023
Barbara Mair

/s/ GEORGE MUÑOZ	Director	February 23, 2023
George Muñoz

/s/ DR. JUDITH RODIN	Director	February 23, 2023
Dr. Judith Rodin

/s/ IAN K. SNOW	Director	February 23, 2023
Ian K. Snow