Form 10-Q
period 2023-03-31
LAUREATE EDUCATION, INC.
filed 2023-05-04
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2023
Common stock, par value $0.004 per share	157,173,557 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended March 31,	2023	2022
	(Unaudited)	(Unaudited)
Revenues	$251,255	$209,563
Costs and expenses:
Direct costs	225,312	182,880
General and administrative expenses	10,314	17,505
Loss on impairment of assets	—	144
Operating income	15,629	9,034
Interest income	2,158	1,968
Interest expense	(5,952)	(3,731)
Other income (expense), net	261	(1,226)
Foreign currency exchange loss, net	(28,952)	(3,601)
Gain on disposal of subsidiaries, net	306	—
(Loss) income from continuing operations before income taxes and equity in net (loss) income of affiliates	(16,550)	2,444
Income tax expense	(10,195)	(47,967)
Equity in net (loss) income of affiliates, net of tax	(3)	108
Loss from continuing operations	(26,748)	(45,415)
(Loss) income from discontinued operations, net of tax of $0 for both periods	(14)	735
Net loss	(26,762)	(44,680)
Net loss attributable to noncontrolling interests	155	469
Net loss attributable to Laureate Education, Inc.	$(26,607)	$(44,211)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.17)	$(0.25)
Income from discontinued operations	—	—
Basic and diluted loss per share	$(0.17)	$(0.25)
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended March 31,	2023	2022
	(Unaudited)	(Unaudited)
Net loss	$(26,762)	$(44,680)
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $0 for both periods	72,797	49,575
Minimum pension liability adjustment, net of tax of $0 for both periods	—	14
Total other comprehensive income	72,797	49,589
Comprehensive income	46,035	4,909
Net comprehensive loss attributable to noncontrolling interests	149	467
Comprehensive income attributable to Laureate Education, Inc.	$46,184	$5,376
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$130,636	$85,167
Restricted cash	8,644	8,617
Receivables:
Accounts and notes receivable	120,261	133,105
Other receivables	16,743	9,486
Allowance for doubtful accounts	(62,120)	(61,882)
Receivables, net	74,884	80,709
Income tax receivable	34,868	32,261
Prepaid expenses and other current assets	30,356	19,445
Total current assets	279,388	226,199
Property and equipment:
Land	130,884	127,154
Buildings	361,540	348,931
Furniture, equipment and software	522,424	494,004
Leasehold improvements	125,155	117,820
Construction in-progress	13,805	11,871
Accumulated depreciation and amortization	(615,057)	(576,373)
Property and equipment, net	538,751	523,407
Operating lease right-of-use assets, net	397,310	389,565
Goodwill	618,471	583,493
Tradenames, net	159,454	151,645
Deferred costs, net	4,684	5,310
Deferred income taxes	55,622	51,941
Other assets	41,794	40,677
Total assets	$2,095,474	$1,972,237
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	March 31, 2023	December 31, 2022
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$32,848	$42,842
Accrued expenses	58,366	50,563
Accrued compensation and benefits	73,058	85,215
Deferred revenue and student deposits	114,832	51,264
Current portion of operating leases	43,946	38,994
Current portion of long-term debt and finance leases	49,545	56,184
Income taxes payable	13,436	38,738
Other current liabilities	21,745	17,587
Total current liabilities	407,776	381,387
Long-term operating leases, less current portion	383,953	376,898
Long-term debt and finance leases, less current portion	214,979	175,929
Deferred compensation	10,524	10,379
Income taxes payable	128,517	131,301
Deferred income taxes	94,869	89,765
Other long-term liabilities	32,526	30,823
Total liabilities	1,273,144	1,196,482
Redeemable equity	1,398	1,398
Stockholders' equity:
Preferred stock, par value $0.001 per share – 50,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.004 per share – 700,000 shares authorized, 230,948 shares issued and 157,174 shares outstanding as of March 31, 2023 and 230,779 shares issued and 157,013 shares outstanding as of December 31, 2022	924	923
Additional paid-in capital	2,205,434	2,204,755
Retained earnings	12,637	39,244
Accumulated other comprehensive loss	(369,633)	(442,424)
Treasury stock at cost (73,766 shares held at both March 31, 2023 and December 31, 2022)	(1,026,272)	(1,026,272)
Total Laureate Education, Inc. stockholders' equity	823,090	776,226
Noncontrolling interests	(2,158)	(1,869)
Total stockholders' equity	820,932	774,357
Total liabilities and stockholders' equity	$2,095,474	$1,972,237
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the three months ended March 31,	2023	2022
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net loss	$(26,762)	$(44,680)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,721	14,365
Amortization of operating lease right-of-use assets	7,189	7,763
Loss on impairment of assets	—	144
Loss (gain) on sales and disposal of subsidiaries and property and equipment, net	1,524	(713)
Non-cash interest expense	245	234
Non-cash share-based compensation expense	1,124	2,762
Bad debt expense	2,788	(2,535)
Deferred income taxes	(607)	4,413
Unrealized foreign currency exchange loss (gain)	28,949	(753)
Non-cash loss from non-income tax contingencies	61	69
Other, net	3,724	1,563
Changes in operating assets and liabilities:
Receivables	4,224	18,922
Prepaid expenses and other assets	(12,152)	(2,996)
Accounts payable and accrued expenses	(26,159)	(15,695)
Income tax receivable/payable, net	(32,663)	26,960
Deferred revenue and other liabilities	58,263	44,054
Net cash provided by operating activities	26,469	53,877
Cash flows from investing activities
Purchase of property and equipment	(5,833)	(1,211)
Expenditures for deferred costs	—	(44)
Receipts from sales of discontinued operations and property and equipment	254	9,193
Net cash (used in) provided by investing activities	(5,579)	7,938
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	38,000	49,691
Payments on long-term debt	(15,227)	(58,890)
Payment of dividend equivalent rights for vested share-based awards	(2,318)	(3,490)
Payments to purchase noncontrolling interests	(123)	—
Proceeds from exercise of stock options	1,423	11,496
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(611)	(774)
Payments to repurchase common stock	—	(102,171)
Net cash provided by (used in) financing activities	21,144	(104,138)
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	3,462	11,190
Net change in Cash and cash equivalents and Restricted cash	45,496	(31,133)
Cash and cash equivalents and Restricted cash at beginning of period	93,784	345,575
Cash and cash equivalents and Restricted cash at end of period	$139,280	$314,442
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

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, these financial statements include all adjustments considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with Laureate's audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the 2022 Form 10-K).

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

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the three months ended March 31, 2023 and 2022:

	Mexico	Peru	Corporate(1)	Total
2023
Tuition and educational services	$223,008	$63,027	$—	$286,035	114%
Other	34,694	11,073	59	45,826	18%
Gross revenue	257,702	74,100	59	331,861	132%
Less: Discounts / waivers / scholarships	(75,739)	(4,867)	—	(80,606)	(32)%
Total	$181,963	$69,233	$59	$251,255	100%
2022
Tuition and educational services	$174,074	$56,519	$—	$230,593	110%
Other	28,616	13,387	1,610	43,613	21%
Gross revenue	202,690	69,906	1,610	274,206	131%
Less: Discounts / waivers / scholarships	(60,141)	(4,502)	—	(64,643)	(31)%
Total	$142,549	$65,404	$1,610	$209,563	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $120,261 and $133,105 as of March 31, 2023 and December 31, 2022, respectively. The decrease in the contract assets balance at March 31, 2023 compared to December 31, 2022 was primarily driven by collections, in particular the repayment of outstanding amounts by students re-enrolling for the next academic session. The first and third calendar quarters generally coincide with the primary and secondary intakes for our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $114,832 and $51,264 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively. The increase in the contract liability balance during the period ended March 31, 2023 was the result of semester billings and cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during that period. Revenue recognized for the three months ended March 31, 2023 that was included in the contract liability balance at the beginning of the year was approximately $36,400.

Note 3. Business and Geographic Segment Information

Laureate’s educational services are offered through two reportable segments: Mexico and Peru. Laureate determines its segments based on information utilized by the chief operating decision maker to allocate resources and assess performance.

Our segments generate revenues by providing an education that emphasizes profession-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings utilize campus-based, online and hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. The Mexico and Peru markets are characterized by what we believe is a significant imbalance between supply and demand. The demand for higher education is large and growing and is fueled by several demographic and economic factors, including a growing middle class, global growth in services and technology-related industries and recognition of the significant personal and economic benefits gained by graduates of higher education institutions. The target demographics are primarily 18- to 24-year-olds in both countries in which we compete. We compete with other private higher education institutions on the basis of price, educational quality, reputation and location. We believe that we compare favorably with competitors because of our focus on quality, professional-oriented curriculum and the competitive advantages provided by our network. There are a number of private and public institutions in both countries in which we operate, and it is difficult to predict how the markets will evolve and how many competitors there will be in the future. We expect competition to increase as the Mexican and Peruvian markets mature. Essentially all of our revenues were generated from private pay sources as there are no material government-sponsored loan programs in Mexico or Peru. Specifics related to both of our reportable segments are discussed below.

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

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Gain on disposal of subsidiaries, net, Foreign currency exchange loss, net, Other income (expense), net, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. Our EiP initiative was completed as of December 31, 2021, except for certain EiP expenses related to the completion of programs that began in prior periods. EiP was an enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs), as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also included other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure, an enterprise-wide program aimed at revenue growth, and certain non-recurring costs that were incurred in connection with previous dispositions.

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

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to (Loss) income from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations:

For the three months ended March 31,	2023	2022
Revenues
Mexico	$181,963	$142,549
Peru	69,233	65,404
Corporate	59	1,610
Total Revenues	$251,255	$209,563
Adjusted EBITDA of reportable segments
Mexico	$48,946	$36,951
Peru	(6,455)	3,829
Total Adjusted EBITDA of reportable segments	42,491	40,780
Reconciling items:
Corporate	(9,017)	(13,625)
Depreciation and amortization expense	(16,721)	(14,365)
Loss on impairment of assets	—	(144)
Share-based compensation expense	(1,124)	(2,762)
EiP expenses	—	(850)
Operating income	15,629	9,034
Interest income	2,158	1,968
Interest expense	(5,952)	(3,731)
Other income (expense), net	261	(1,226)
Foreign currency loss, net	(28,952)	(3,601)
Gain on disposal of subsidiaries, net	306	—
(Loss) income from continuing operations before income taxes and equity in net income of affiliates	$(16,550)	$2,444

	March 31, 2023	December 31, 2022
Assets
Mexico	$1,324,038	$1,220,630
Peru	545,468	536,141
Corporate	225,968	215,466
Total assets	$2,095,474	$1,972,237

Note 4. Goodwill

The change in the net carrying amount of Goodwill from December 31, 2022 through March 31, 2023 was composed of the following items:

	Mexico	Peru	Total
Balance at December 31, 2022	$512,990	$70,503	$583,493
Currency translation adjustments	34,015	963	34,978
Balance at March 31, 2023	$547,005	$71,466	$618,471

Note 5. Debt

Outstanding long-term debt was as follows:

	March 31, 2023	December 31, 2022
Senior long-term debt:
Senior Secured Credit Facility (stated maturity date October 2024)	$138,000	$100,000
Other debt:
Lines of credit	8,650	13,778
Notes payable and other debt	66,758	72,209
Total senior and other debt	213,408	185,987
Finance lease obligations and sale-leaseback financings	52,798	48,186
Total long-term debt and finance leases	266,206	234,173
Less: total unamortized deferred financing costs	1,682	2,060
Less: current portion of long-term debt and finance leases	49,545	56,184
Long-term debt and finance leases, less current portion	$214,979	$175,929

Senior Secured Credit Facility

Under our Third Amended and Restated Credit Agreement (the Third A&R Credit Agreement), the Company maintains a revolving credit facility (the Senior Secured Credit Facility) that has a borrowing capacity of $410,000 and a maturity date of October 7, 2024. As of March 31, 2023 and December 31, 2022, the Senior Secured Credit Facility had a total outstanding balance of $138,000 and $100,000, respectively.

Estimated Fair Value of Debt

As of March 31, 2023 and December 31, 2022, the estimated fair value of our debt approximated its carrying value.

Certain Covenants

As of March 31, 2023, our Third A&R Credit Agreement contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Third A&R Credit Agreement provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, to exceed 3.50x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The agreement also provides that if (i) the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, is not greater than 4.75x as of such date and (ii) less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of March 31, 2023, more than 25% of the revolving credit facility was utilized and we were in compliance with the leverage ratio covenant. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of March 31, 2023.

Note 6. Leases

Laureate conducts a significant portion of its operations at leased facilities, including many of Laureate's higher education facilities and other office locations. In accordance with ASC Topic 842, “Leases,” Laureate analyzes each lease agreement to determine whether it should be classified as a finance lease or an operating lease.

Finance Leases

Our finance lease agreements are for property and equipment. The lease assets are included within buildings as well as furniture, equipment and software, and the related lease liability is included within debt and finance leases on the Consolidated Balance Sheets.

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

ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Our variable lease payments consist of non-lease services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Many of our lease agreements include options to extend the lease, which we do not include in our minimum lease terms unless they are reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. On occasion, Laureate has entered into sublease agreements for certain leased office space; however, the sublease income from these agreements is immaterial.

Note 7. Commitments and Contingencies

Loss Contingencies

Laureate is subject to legal actions arising in the ordinary course of its business. In management's opinion, we have adequate legal defenses, insurance coverage and/or accrued liabilities with respect to the eventuality of such actions. We do not believe that any settlement would have a material impact on our Consolidated Financial Statements.

Income Tax Contingencies

As of March 31, 2023 and December 31, 2022, Laureate had recorded cumulative liabilities for income tax contingencies of $127,568 and $130,323, respectively.

Non-Income Tax Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of March 31, 2023 and December 31, 2022, approximately $12,500 and $11,400, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets.

We have also identified certain loss contingencies that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies could be up to approximately $16,600 if the outcomes were unfavorable.

Guarantees

In connection with a loan agreement entered into by a Laureate subsidiary in Peru, all of the shares of Universidad Privada del Norte, one of our universities, were pledged to the third-party lender as a guarantee of the payment obligations under the loan.

During the first quarter of 2021, one of our Peruvian institutions issued a bank guarantee in order to appeal a preliminary tax assessment received related to tax audits of 2014 and 2015. As of March 31, 2023 and December 31, 2022, the amount of the guarantee was $7,172 and $7,076, respectively.

Note 8. Stockholders’ Equity

The components of net changes in stockholders’ equity for the three months ended March 31, 2023 are as follows:

	Laureate Education, Inc. Stockholders
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock at cost	Non-controlling interests	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2022	157,013	$923	$2,204,755	$39,244	$(442,424)	$(1,026,272)	$(1,869)	$774,357
Non-cash share-based compensation	—	—	1,124	—	—	—	—	1,124
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	161	1	(448)	—	—	—	—	(447)
Equitable adjustments to stock-based awards	—	—	(13)	—	—	—	—	(13)
Change in noncontrolling interests	—	—	16	—	—	—	(140)	(124)
Net loss	—	—	—	(26,607)	—	—	(155)	(26,762)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	72,791	—	6	72,797
Balance at March 31, 2023	157,174	$924	$2,205,434	$12,637	$(369,633)	$(1,026,272)	$(2,158)	$820,932

The components of net changes in stockholders’ equity for the three months ended March 31, 2022 are as follows:

	Laureate Education, Inc. Stockholders
	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock at cost	Non-controlling interests	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2021	180,611	$915	$2,388,783	$15,523	$(520,204)	$(744,174)	$(1,285)	$1,139,558
Non-cash share-based compensation	—	—	2,762	—	—	—	—	2,762
Purchase of treasury stock at cost	(9,485)	—	—	—	—	(112,874)	—	(112,874)
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	1,379	6	10,716	—	—	—	—	10,722
Equitable adjustments to stock-based awards	—	—	(189)	—	—	—	—	(189)
Net loss	—	—	—	(44,211)	—	—	(469)	(44,680)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	49,573	—	2	49,575
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	14	—	—	14
Balance at March 31, 2022	172,505	$921	$2,402,072	$(28,688)	$(470,617)	$(857,048)	$(1,752)	$1,044,888

Share-based Compensation Expense

During the three months ended March 31, 2023 and 2022, the Company recorded share-based compensation expense for restricted stock unit awards of $1,124 and $2,762, respectively.

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

	March 31, 2023			December 31, 2022
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation adjustment	$(379,461)	$965	$(378,496)	$(452,252)	$959	$(451,293)
Unrealized gain on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(588)	—	(588)	(588)	—	(588)
Accumulated other comprehensive loss	$(369,633)	$965	$(368,668)	$(442,424)	$959	$(441,465)

Note 9. Income Taxes

Laureate's income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the three months ended March 31, 2023 and 2022 are based on estimated full-year effective tax rates, adjusted for discrete income tax items related specifically to the interim periods. Laureate has operations in multiple countries at various statutory tax rates and other operations that are loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss.

For the three months ended March 31, 2023, the Company recognized income tax expense of $10,195, as compared to $47,967 in the prior year period.

Income tax expense for the three months ended March 31, 2023 was attributable to pretax income, the jurisdictional mix of earnings, and pretax losses for which the Company cannot recognize a tax benefit. In addition, the Company benefited from changes in reserves for uncertain tax positions.

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

Note 10. Earnings (Loss) Per Share

Laureate computes basic earnings per share (EPS) by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that would occur if share-based compensation awards were exercised or converted into common stock. To calculate the diluted EPS, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted stock units, and any other share-based compensation arrangements determined using the treasury stock method.

The following table summarizes the computations of basic and diluted earnings (loss) per share:

For the three months ended March 31,	2023	2022
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Loss from continuing operations	$(26,748)	$(45,415)
Loss attributable to noncontrolling interests	155	469
Net loss from continuing operations for basic and diluted earnings (loss) per share	$(26,593)	$(44,946)

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Net (loss) income from discontinued operations for basic and diluted earnings (loss) per share	$(14)	$735

Denominator used in basic and diluted earnings (loss) per common share:
Basic and diluted weighted average shares outstanding	157,197	177,995

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.17)	$(0.25)
Income from discontinued operations	—	—
Basic and diluted loss per share	$(0.17)	$(0.25)

The following table summarizes the number of stock options and restricted stock units that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

For the three months ended March 31,	2023	2022
Stock options	551	1,644
Restricted stock units	692	698

Note 11. Legal and Regulatory Matters

Laureate is subject to legal proceedings arising in the ordinary course of business. In management’s opinion, we have adequate legal defenses, insurance coverage, and/or accrued liabilities with respect to the eventuality of these actions. Management believes that any settlement would not have a material impact on Laureate’s financial position, results of operations, or cash flows.

Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations. Except as set forth below, there have been no material changes to the laws and regulations affecting our higher education institutions that are described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Peru Regulation

Superintendencia Nacional de Educación Superior Universitaria (“SUNEDU”), the regulatory agency that supervises university standards and quality in Peru, is currently reviewing all regulations applicable to universities, with new regulations expected to be announced during 2023. This follows the appointment of new members to the board of SUNEDU in the first quarter of 2023 in connection with the implementation of the July 2022 law that modified SUNEDU’s board representation and authority.

On March 30, 2023, Cibertec, the Company’s technical-vocational institute, was granted a higher education colleges license for a six-year period. This license will now allow Cibertec to offer four-year programs for professional bachelor degrees.

Note 12. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the March 31, 2022 balance. The March 31, 2023 and March 31, 2022 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022	December 31, 2022
Cash and cash equivalents	$130,636	$293,835	$85,167
Restricted cash	8,644	20,607	8,617
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$139,280	$314,442	$93,784

Restricted cash represents cash that is not immediately available for use in current operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q (this Form 10-Q) contains “forward‑looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward‑looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or similar expressions that concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results, and all statements we make relating to our current growth strategy and other future plans, strategies or transactions that may be identified, explored or implemented and any litigation or dispute resulting from any completed transaction are forward-looking statements. In addition, we, through our senior management, from time to time make forward‑looking public statements concerning our expected future operations and performance and other developments. All of these forward‑looking statements are subject to risks and uncertainties that may change at any time, including with respect to our current growth strategy and the impact of any completed divestiture or separation transaction on our remaining businesses. Accordingly, our actual results may differ materially from those we expected. We derive most of our forward‑looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements and risk factor included in this Form 10-Q, are disclosed in “Item 1—Business,” and “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the 2022 Form 10-K). Some of the factors that we believe could affect our results include:
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

Overview

Our Business

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. Collectively, we have approximately 437,900 students enrolled at five institutions in these two countries. We believe that the higher education markets in Mexico and Peru present an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in those markets. We believe that the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education, creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy. We have two reportable segments as described below. We group our institutions by geography in Mexico and Peru for reporting purposes.

Our Segments

Our segments generate revenues by providing an education that emphasizes profession-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings utilize campus-based, online and hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. The Mexico and Peru markets are characterized by what we believe is a significant imbalance between supply and demand. The demand for higher education is large and growing and is fueled by several demographic and economic factors, including a growing middle class, global growth in services and technology-related industries and recognition of the significant personal and economic benefits gained by graduates of higher education institutions. The target demographics are primarily 18- to 24-year-olds in both countries in which we compete. We compete with other private higher education institutions on the basis of price, educational quality, reputation and location. We believe that we compare favorably with competitors because of our focus on quality, professional-oriented curriculum and the competitive advantages provided by our network. There are a number of private and public institutions in both countries in which we operate, and it is difficult to predict how the markets will evolve and how many competitors there will be in the future. We expect competition to increase as the Mexican and Peruvian markets mature. Essentially all of our revenues were generated from private pay sources as there are no material government-sponsored loan programs in Mexico or Peru. Specifics related to both of our reportable segments are discussed below:

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

Corporate is a non-operating business unit whose purpose is to support operations. Its departments are responsible for establishing operational policies and internal control standards, implementing strategic initiatives, and monitoring compliance with policies and controls throughout our operations. Our Corporate segment provides financial, human resource, information technology, insurance, legal, and tax compliance services. The Corporate segment also contains the eliminations of inter-segment revenues and expenses.

The following information for our reportable segments is presented as of March 31, 2023:

	Institutions	Enrollment	2023 YTD Revenues ($ in millions)(1)	% Contribution to 2023 YTD Revenues
Mexico	2	213,900	$182.0	72%
Peru	3	224,000	69.2	28%
Total (1)	5	437,900	$251.3	100%
(1) Amounts related to Corporate totaled $0.1 million and are not separately presented.

Challenges

Our operations are outside of the United States and are subject to complex business, economic, legal, regulatory, political, tax and foreign currency risks, which may be difficult to adequately address. As a result, we face risks that are inherent in international operations, including: fluctuations in exchange rates, possible currency devaluations, inflation and hyper-inflation; price controls and foreign currency exchange restrictions; potential economic and political instability in both countries in which we operate; expropriation of assets by local governments; key political elections and changes in government policies; multiple and possibly overlapping and conflicting tax laws; and compliance with a wide variety of foreign laws. See “Item 1A—Risk Factors—Risks Relating to Our Business—We operate a portfolio of degree-granting higher education institutions in Mexico and Peru and are subject to complex business, economic, legal, political, tax and foreign currency risks, which risks may be difficult to adequately address,” in our 2022 Form 10-K. We plan to grow our operations organically by: 1) adding new programs and course offerings, including online and hybrid offerings; 2) expanding target student demographics; and 3) increasing capacity at existing and new campus locations. Our success in growing our business will depend on the ability to anticipate and effectively manage these and other risks related to operating in various countries.

Regulatory Environment and Other Matters

Our business is subject to varying laws and regulations based on the requirements of local jurisdictions. These laws and regulations are subject to updates and changes. We cannot predict the form of the rules that ultimately may be adopted in the future or what effects they might have on our business, financial condition, results of operations and cash flows. We will continue to develop and implement necessary changes that enable us to comply with such laws and regulations. See also “Item 1A—Risk Factors—Risks Relating to Our Business—Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations,” and “Item 1—Business—Industry Regulation” in our 2022 Form 10-K for a detailed discussion of our different regulatory environments.

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

Factors Affecting Comparability

Foreign Exchange

While the USD is our reporting currency, our institutions are located in Mexico and Peru and operate in other functional currencies, namely the Mexican peso and Peruvian nuevo sol. We monitor the impact of foreign currency movements and the correlation between the local currency and the USD. Our revenues and expenses are generally denominated in local currency. The principal foreign exchange exposure is the risk related to the translation of revenues and expenses incurred in each country from the local currency into USD. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our reported revenues and earnings may be negatively affected by the strengthening of the U.S. dollar and currency exchange rates” in our 2022 Form 10-K. In order to provide a framework for assessing how our business performed excluding the effects of foreign currency fluctuations, we present organic constant currency in our segment results, which is calculated using the change from prior-year average foreign exchange rates to current-year average foreign exchange rates, as applied to local-currency operating results for the current year, and then excludes the impact of other items, as described in the segments results.

Seasonality

Our institutions have a summer break during which classes are generally not in session and minimal revenues are recognized. In addition to the timing of summer breaks, holidays such as Easter also have an impact on our academic calendar. Operating expenses, however, do not fully correlate to the enrollment and revenue cycles, as the institutions continue to incur expenses during summer breaks. Given the geographic diversity of our institutions and differences in timing of summer breaks, our second and fourth quarters are stronger revenue quarters as the majority of our institutions are in session for most of these respective quarters. Our first and third fiscal quarters are weaker revenue quarters because our institutions have summer breaks for some portion of one of these two quarters. However, our primary enrollment intakes occur during the first and third quarters. Due to this seasonality, revenues and profits in any one quarter are not necessarily indicative of results in subsequent quarters and may not be correlated to new enrollment in any one quarter. Additionally, seasonality may be affected due to other events that could change the academic calendar at our institutions. See “Item 1A—Risk Factors—Risks Relating to Our Business—We experience seasonal fluctuations in our results of operations” in our 2022 Form 10-K.

Income Tax Expense

Our consolidated income tax provision is derived based on the combined impact of federal, state and foreign income taxes. Also, discrete items can arise in the course of our operations that can further impact the Company’s effective tax rate for the period. Our tax rate fluctuates from period to period due to changes in the mix of earnings between our tax-paying entities and our loss-making entities for which it is not 'more likely than not' that a tax benefit will be realized on the loss. See “Item 1A—Risk Factors—Risks Relating to Our Business—We may have exposure to greater-than-anticipated tax liabilities” in our 2022 Form 10-K.

The Organization for Economic Co-operation and Development (OECD) has proposed changes to numerous long-standing tax principles. These proposals, if finalized and adopted by its member countries, will likely increase tax uncertainty, and may adversely affect our provision for income taxes. The Company will continue to monitor regulatory developments to assess potential impacts to the Company.

Results of Operations

The following discussion of the results of our operations is organized as follows:

•Summary Comparison of Consolidated Results;
•Non-GAAP Financial Measure; and
•Segment Results.

Summary Comparison of Consolidated Results

Comparison of Consolidated Results for the Three Months Ended March 31, 2023 and 2022

			% Change
			Better/(Worse)
(in millions)	2023	2022	2023 vs. 2022
Revenues	$251.3	$209.6	20%
Direct costs	225.3	182.9	(23)%
General and administrative expenses	10.3	17.5	41%
Loss on impairment of assets	—	0.1	100%
Operating income	15.6	9.0	73%
Interest expense, net of interest income	(3.8)	(1.8)	(111)%
Other non-operating expense	(28.4)	(4.8)	nm
(Loss) income from continuing operations before income taxes and equity in net income of affiliates	(16.6)	2.4	nm
Income tax expense	(10.2)	(48.0)	79%
Equity in net income of affiliates, net of tax	—	0.1	(100)%
Loss from continuing operations	(26.7)	(45.4)	41%
Income from discontinued operations, net of tax	—	0.7	(100)%
Net loss	(26.8)	(44.7)	40%
Net loss attributable to noncontrolling interests	0.2	0.5	60%
Net loss attributable to Laureate Education, Inc.	$(26.6)	$(44.2)	40%
nm - percentage changes not meaningful

Comparison of Consolidated Results for the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Revenues increased by $41.7 million to $251.3 million for the three months ended March 31, 2023 (the 2023 fiscal quarter) from $209.6 million for the three months ended March 31, 2022 (the 2022 fiscal quarter). Average total organic enrollment was higher at our institutions, increasing revenues by $18.1 million compared to the 2022 fiscal quarter. The effect of a net change in foreign currency exchange rates increased revenues by $16.9 million, mostly driven by the strengthening of the Mexican peso against the USD compared to the 2022 fiscal quarter. In addition, the effect of product mix, pricing and timing increased revenues by $8.2 million for the 2023 fiscal quarter. These increases in revenues were partially offset by other Corporate and Eliminations changes, which accounted for a decrease in revenues of $1.5 million.

Direct costs and general and administrative expenses combined increased by $35.2 million to $235.6 million for the 2023 fiscal quarter from $200.4 million for the 2022 fiscal quarter. The effect of operational changes increased direct costs by $29.1 million, mostly attributable to the effect of higher enrollments at our institutions as well as return-to-campus expenses, compared to the 2022 fiscal quarter. Additionally, the effect of a net change in foreign currency exchange rates increased costs by $12.3 million compared to the 2022 fiscal quarter. These increases in direct costs were partially offset by other Corporate and Eliminations expenses, which accounted for a decrease in costs of $6.1 million in the 2023 fiscal quarter, as well as a period-over-period decrease in direct costs of $0.1 million from changes in acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in indemnification assets.

Operating income increased by $6.6 million to $15.6 million for the 2023 fiscal quarter from $9.0 million for the 2022 fiscal quarter. This increase was primarily a result of higher operating income at our Mexico segment, combined with lower operating costs at Corporate, as compared to the 2022 fiscal quarter. These increases in operating income were partially offset by a higher operating loss at our Peru segment compared to the 2022 fiscal quarter, primarily due to return-to-campus expenses.

Interest expense, net of interest income increased by $2.0 million to $3.8 million for the 2023 fiscal quarter from $1.8 million for the 2022 fiscal quarter. The increase in interest expense was primarily attributable to higher average debt balances compared to the 2022 fiscal quarter.

Other non-operating expense increased by $23.6 million to $28.4 million for the 2023 fiscal quarter from $4.8 million for the 2022 fiscal quarter. This increase was attributable to a higher loss on foreign currency exchange of $25.4 million compared to the 2022 fiscal quarter, mainly related to intercompany loan obligations. This loss was partially offset by the period-over-period change in other non-operating income of $1.5 million during the 2023 fiscal quarter, combined with a gain on disposal of subsidiaries of $0.3 million during the 2023 fiscal quarter from the release of accumulated foreign currency translation gains upon liquidation of two subsidiaries.

Income tax expense decreased by $37.8 million to $10.2 million for the 2023 fiscal quarter from $48.0 million for the 2022 fiscal quarter. This decrease was primarily attributable to a discrete tax expense recorded during the 2022 fiscal quarter of approximately $32.5 million for additions to income tax reserves related to the application of the high-tax exception to global intangible low-taxed income. The remaining difference was primarily attributable to the change in pretax earnings.

Non-GAAP Financial Measure

We define Adjusted EBITDA as income (loss) from continuing operations, before equity in net (income) loss of affiliates, net of tax, income tax expense (benefit), (gain) loss on disposal of subsidiaries, net, foreign currency exchange (gain) loss, net, other (income) expense, net, interest expense and interest income, plus depreciation and amortization, share-based compensation expense, loss on impairment of assets and expenses related to our Excellence-in-Process (EiP) initiative. Adjusted EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures.

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

The following table presents Adjusted EBITDA and reconciles loss from continuing operations to Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

			% Change
			Better/(Worse)
(in millions)	2023	2022	2023 vs. 2022
Loss from continuing operations	$(26.7)	$(45.4)	41%
Plus:
Equity in net income of affiliates, net of tax	—	(0.1)	(100)%
Income tax expense	10.2	48.0	79%
(Loss) income from continuing operations before income taxes and equity in net income of affiliates	(16.6)	2.4	nm
Plus:
Gain on disposal of subsidiaries, net	(0.3)	—	nm
Foreign currency exchange loss, net	29.0	3.6	nm
Other (income) expense, net	(0.3)	1.2	125%
Interest expense	6.0	3.7	(62)%
Interest income	(2.2)	(2.0)	10%
Operating income	15.6	9.0	73%
Plus:
Depreciation and amortization	16.7	14.4	(16)%
EBITDA	32.3	23.4	38%
Plus:
Share-based compensation expense (a)	1.1	2.8	61%
Loss on impairment of assets (b)	—	0.1	100%
EiP implementation expenses (c)	—	0.9	100%
Adjusted EBITDA	$33.5	$27.2	23%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”
(b) Represents non-cash charges related to impairments of long-lived assets.
(c) EiP implementation expenses were related to our enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs), as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also included other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure, an enterprise-wide program aimed at revenue growth, and certain non-recurring costs that were incurred in connection with previous dispositions. The EiP initiative was completed as of December 31, 2021, except for certain EiP expenses related to the run out of programs that began in prior periods.

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

The following table, derived from our consolidated financial statements included elsewhere in this Form 10-Q, presents selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended March 31,	2023	2022	2023 vs. 2022
Revenues:
Mexico	$182.0	$142.5	28%
Peru	69.2	65.4	6%
Corporate	0.1	1.6	(94)%
Consolidated Total Revenues	$251.3	$209.6	20%

Adjusted EBITDA:
Mexico	$48.9	$37.0	32%
Peru	(6.5)	3.8	nm
Corporate	(9.0)	(13.6)	34%
Consolidated Total Adjusted EBITDA	$33.5	$27.2	23%
nm - percentage changes not meaningful

Mexico

Financial Overview

Comparison of Mexico Results for the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2022	$142.5	$105.5	$37.0
Organic enrollment (1)	14.4
Product mix, pricing and timing (1)	7.8
Organic constant currency	22.2	16.0	6.2
Foreign exchange	17.3	11.7	5.6
Other (2)	—	(0.1)	0.1
March 31, 2023	$182.0	$133.1	$48.9
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $39.5 million, a 28% increase from the 2022 fiscal quarter.
•Organic enrollment increased during the 2023 fiscal quarter by 11%, increasing revenues by $14.4 million.
•Revenues from our Mexico segment represented 72% of our consolidated total revenues for the 2023 fiscal quarter, compared to 68% for the 2022 fiscal quarter.

Adjusted EBITDA increased by $11.9 million, a 32% increase from the 2022 fiscal quarter.

Peru

Financial Overview

Comparison of Peru Results for the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2022	$65.4	$61.6	$3.8
Organic enrollment (1)	3.7
Product mix, pricing and timing (1)	0.5
Organic constant currency	4.2	14.3	(10.1)
Foreign exchange	(0.4)	(0.2)	(0.2)
March 31, 2023	$69.2	$75.7	$(6.5)
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $3.8 million, a 6% increase from the 2022 fiscal quarter.
•Organic enrollment increased during the 2023 fiscal quarter by 8%, increasing revenues by $3.7 million.
•Revenues from our Peru segment represented 28% of our consolidated total revenues for the 2023 fiscal quarter compared to 32% for the 2022 fiscal quarter.

Adjusted EBITDA decreased by $10.3 million from the 2022 fiscal quarter due primarily to return-to-campus expenses and higher fixed costs during a largely out-of-session quarter.

Corporate

Corporate revenues primarily represent services revenues. In 2022, corporate revenues also included transition services agreements related to previous divestitures.

Comparison of Corporate Results for the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

			% Change
			Better/(Worse)
(in millions)	2023	2022	2023 vs. 2022
Revenues	$0.1	$1.6	(94)%
Expenses	9.1	15.2	40%
Adjusted EBITDA	$(9.0)	$(13.6)	34%

Adjusted EBITDA increased by $4.6 million, a 34% increase from the 2022 fiscal quarter, mainly driven by a decrease in contract labor expenses and other professional fees, as well as a reduction in IT-related costs.

Liquidity and Capital Resources

Liquidity Sources

We anticipate that cash flow from operations and available cash will be sufficient to meet our current operating requirements and manage our liquidity needs for at least the next 12 months from the date of issuance of this report.

Our primary source of cash is revenue from tuition charged to students in connection with our various education program offerings. Essentially all of our revenues are generated from private pay sources as there are no material government-sponsored loan programs in Mexico or Peru. We anticipate generating sufficient cash flow from operations in both countries in which we operate to satisfy the working capital and financing needs of our organic growth plans for each country. If our educational institutions within one country were unable to maintain sufficient liquidity, we would consider using internal cash resources or reasonable short-term working capital facilities to accommodate any short- to medium-term shortfalls.

As of March 31, 2023, our secondary source of liquidity was cash and cash equivalents of $130.6 million. Our cash accounts are maintained with high-quality financial institutions.

The Company also maintains a revolving credit facility (the Senior Secured Credit Facility) with a syndicate of financial institutions as a source of liquidity. The Senior Secured Credit Facility provides for borrowings of $410.0 million and has a maturity date of October 7, 2024. From time to time, we draw down on the revolver and, in accordance with the terms of the credit agreement, any proceeds drawn on the revolving credit facility may be used for general corporate purposes. As of March 31, 2023, the Company had borrowed $138.0 million of the $410.0 million of available capacity.

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

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $8.6 million as of both March 31, 2023 and December 31, 2022. Restricted cash consisted of cash equivalents held as assets for a supplemental employment retention agreement for a former executive.

Indefinite Reinvestment of Historical Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As of March 31, 2023, $119.2 million of our total $130.6 million of cash and cash equivalents were held by foreign subsidiaries. As of December 31, 2022, $77.3 million of our total $85.2 million of cash and cash equivalents were held by foreign subsidiaries. As part of our business strategies, we have determined that the undistributed historical earnings of our foreign operations for which we have not already recorded taxes will be deemed indefinitely reinvested outside of the United States.

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

Debt

As of March 31, 2023, our debt obligations consisted of $138.0 million of borrowings under the Senior Secured Credit Facility and $75.4 million of other debt. Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries and notes payable. In addition, our finance lease obligations and sale-leaseback financings were $52.8 million.

Covenants

Under the Third A&R Credit Agreement, we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant that applies only to the revolving credit facility (a leverage ratio covenant), as defined in the Third A&R Credit Agreement, unless certain conditions are satisfied. As of March 31, 2023, we were in compliance with the leverage ratio covenant. The maximum ratio, as defined, is 3.50x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with those covenants as of March 31, 2023.

Leases

We conduct a significant portion of our operations from leased facilities, including many of our higher education facilities and other office locations. As discussed in Note 6, Leases, in our consolidated financial statements included elsewhere in this Form 10-Q, we have significant operating lease liabilities. As of March 31, 2023 and December 31, 2022, the present value of operating lease liabilities was $427.9 million and $415.9 million, respectively.

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

Our total capital expenditures, excluding receipts from the sale of subsidiaries and property equipment, were $5.8 million and $1.3 million during the three months ended March 31, 2023 and 2022, respectively. The increase in capital expenditures was primarily due to higher spending related to return-to-campus activities as well as investment in equipment for health science programs in Mexico and Peru.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2023 and 2022:

(in millions)	2023	2022
Cash provided by (used in):
Operating activities	$26.5	$53.9
Investing activities	(5.6)	7.9
Financing activities	21.1	(104.1)
Effects of exchange rates changes on cash	3.5	11.2
Net change in cash and cash equivalents and restricted cash	$45.5	$(31.1)

Comparison of Cash Flows for the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Operating Activities
Cash provided by operating activities decreased by $27.4 million to $26.5 million for the 2023 fiscal quarter from $53.9 million for the 2022 fiscal quarter. This decrease in operating cash was attributable to an increase in cash paid for taxes of $35.0 million, from $8.4 million for the 2022 fiscal quarter to $43.4 million for the 2023 fiscal quarter, due primarily to the utilization of tax attributes that reduced cash tax payments for the 2022 fiscal quarter. This decrease in operating cash was partially offset by increased operating income, combined with the net effect of changes in operating assets and liabilities, which increased operating cash by $7.5 million compared to the 2022 fiscal quarter. Additionally, cash paid for interest decreased by $0.1 million, from $5.4 million for the 2022 fiscal quarter to $5.3 million for the 2023 fiscal quarter.

Investing Activities

Cash flows from investing activities decreased by $13.5 million to a cash outflow of $(5.6) million for the 2023 fiscal quarter from a cash inflow of $7.9 million for the 2022 fiscal quarter. This decrease in investing cash flows was attributable to lower cash receipts from the sales of Discontinued Operations of $8.9 million, from $9.2 million, net, during the 2022 fiscal quarter (primarily related to the collection of certain receivables from the 2021 sale of our Brazilian operations) to $0.3 million, during the 2023 fiscal quarter. Additionally, cash used for capital expenditures increased by $4.6 million during the 2023 fiscal quarter, as compared to the 2022 fiscal quarter.

Financing Activities

Cash flows from financing activities increased by $125.2 million to a cash inflow of $21.1 million for the 2023 fiscal quarter from a cash outflow of $(104.1) million for the 2022 fiscal quarter. This increase in financing cash flows was attributable to the period-over-period effect of $102.2 million of payments made during the 2022 fiscal quarter for common stock repurchases. In addition, we had net proceeds from issuance of long-term debt during the 2023 fiscal quarter as compared to net payments of long-term debt during the 2022 fiscal quarter, for a change of $32.0 million. These increases in financing cash flows were partially offset by lower proceeds from the exercise of common stock options of $10.1 million compared to the 2022 fiscal quarter. Other items accounted for the remaining difference of $1.1 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2022 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2022 Form 10-K. During the three months ended March 31, 2023, there were no significant changes to our critical accounting policies.

Recently Adopted Accounting Standards

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2022 Form 10-K. There have been no significant changes in our market risk exposures since our December 31, 2022 fiscal year end.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to “Item 3. Legal Proceedings” in our 2022 Form 10-K for information regarding material pending legal proceedings. There have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in “Item 1A. Risk Factors” in our 2022 Form 10‑K.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance Share Units Notice and Agreement for 2023 Grants
10.2†
Third Amendment dated March 1, 2023 to Independent Contractor and Consultant Agreement, dated May 28, 2021, between Laureate Education, Inc., Marcelo Barbalho Cardoso and MC Consultoria and Assesoria Empresarial LTDA

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
Date: May 4, 2023

/s/ GERARD M. KNAUER
Gerard M. Knauer
Vice President, Accounting and Global Controller
Date: May 4, 2023