Form 10-Q
period 2023-06-30
LAUREATE EDUCATION, INC.
filed 2023-08-03
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2023
Common stock, par value $0.004 per share	157,220,400 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended June 30,	2023	2022
	(Unaudited)	(Unaudited)
Revenues	$462,067	$385,381
Costs and expenses:
Direct costs	293,998	242,814
General and administrative expenses	11,960	15,926
Loss on impairment of assets	1,620	—
Operating income	154,489	126,641
Interest income	1,951	1,685
Interest expense	(6,137)	(4,164)
Other (expense) income, net	(129)	246
Foreign currency exchange loss, net	(32,357)	(14,451)
Gain on disposal of subsidiaries, net	1	1,461
Income from continuing operations before income taxes and equity in net loss of affiliates	117,818	111,418
Income tax expense	(57,468)	(71,966)
Equity in net loss of affiliates, net of tax	—	(38)
Income from continuing operations	60,350	39,414
(Loss) income from discontinued operations, net of tax of $0 for both periods	(4,037)	4,145
Net income	56,313	43,559
Net income attributable to noncontrolling interests	(136)	(136)
Net income attributable to Laureate Education, Inc.	$56,177	$43,423

Basic earnings (loss) per share:
Income from continuing operations	$0.38	$0.24
(Loss) income from discontinued operations	(0.03)	0.02
Basic earnings per share	$0.35	$0.26
Diluted earnings (loss) per share:
Income from continuing operations	$0.38	$0.23
(Loss) income from discontinued operations	(0.03)	0.02
Diluted earnings per share	$0.35	$0.25
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the six months ended June 30,	2023	2022
	(Unaudited)	(Unaudited)
Revenues	$713,322	$594,944
Costs and expenses:
Direct costs	519,310	425,694
General and administrative expenses	22,274	33,431
Loss on impairment of assets	1,620	144
Operating income	170,118	135,675
Interest income	4,109	3,653
Interest expense	(12,089)	(7,895)
Other income (expense), net	132	(980)
Foreign currency exchange loss, net	(61,309)	(18,052)
Gain on disposal of subsidiaries, net	307	1,461
Income from continuing operations before income taxes and equity in net (loss) income of affiliates	101,268	113,862
Income tax expense	(67,663)	(119,933)
Equity in net (loss) income of affiliates, net of tax	(3)	70
Income (loss) from continuing operations	33,602	(6,001)
(Loss) income from discontinued operations, net of tax of $0 for both periods	(4,051)	4,880
Net income (loss)	29,551	(1,121)
Net loss attributable to noncontrolling interests	19	333
Net income (loss) attributable to Laureate Education, Inc.	$29,570	$(788)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.21	$(0.03)
(Loss) income from discontinued operations	(0.03)	0.03
Basic and diluted earnings per share	$0.18	$—
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended June 30,	2023	2022
	(Unaudited)	(Unaudited)
Net income	$56,313	$43,559
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $0 for both periods	91,915	17,972
Total other comprehensive income	91,915	17,972
Comprehensive income	148,228	61,531
Net comprehensive income attributable to noncontrolling interests	(44)	(139)
Comprehensive income attributable to Laureate Education, Inc.	$148,184	$61,392
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the six months ended June 30,	2023	2022
	(Unaudited)	(Unaudited)
Net income (loss)	$29,551	$(1,121)
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $0 for both periods	164,712	67,547
Minimum pension liability adjustment, net of tax of $0 for both periods	—	14
Total other comprehensive income	164,712	67,561
Comprehensive income	194,263	66,440
Net comprehensive loss attributable to noncontrolling interests	105	328
Comprehensive income attributable to Laureate Education, Inc.	$194,368	$66,768
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	June 30, 2023	December 31, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$111,650	$85,167
Restricted cash	8,853	8,617
Receivables:
Accounts and notes receivable	186,729	133,105
Other receivables	12,383	9,486
Allowance for doubtful accounts	(71,174)	(61,882)
Receivables, net	127,938	80,709
Income tax receivable	13,731	32,261
Prepaid expenses and other current assets	30,343	19,445
Current assets held for sale	1,066	—
Total current assets	293,581	226,199
Property and equipment:
Land	136,760	127,154
Buildings	383,094	348,931
Furniture, equipment and software	557,574	494,004
Leasehold improvements	133,537	117,820
Construction in-progress	12,428	11,871
Accumulated depreciation and amortization	(660,932)	(576,373)
Property and equipment, net	562,461	523,407
Operating lease right-of-use assets, net	373,999	389,565
Goodwill	658,723	583,493
Tradenames, net	168,903	151,645
Deferred costs, net	5,065	5,310
Deferred income taxes	57,739	51,941
Other assets	40,399	40,677
Long-term assets held for sale	10,021	—
Total assets	$2,170,891	$1,972,237
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	June 30, 2023	December 31, 2022
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$36,955	$42,842
Accrued expenses	72,711	50,563
Accrued compensation and benefits	84,474	85,215
Deferred revenue and student deposits	57,526	51,264
Current portion of operating leases	52,293	38,994
Current portion of long-term debt and finance leases	62,702	56,184
Income taxes payable	19,930	38,738
Other current liabilities	25,433	17,587
Current liabilities held for sale	1,388	—
Total current liabilities	413,412	381,387
Long-term operating leases, less current portion	358,740	376,898
Long-term debt and finance leases, less current portion	146,112	175,929
Deferred compensation	10,670	10,379
Income taxes payable	133,456	131,301
Deferred income taxes	92,607	89,765
Other long-term liabilities	32,943	30,823
Long-term liabilities held for sale	10,349	—
Total liabilities	1,198,289	1,196,482
Redeemable equity	1,398	1,398
Stockholders' equity:
Preferred stock, par value $0.001 per share – 50,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.004 per share – 700,000 shares authorized, 157,220 shares issued and outstanding as of June 30, 2023 and 230,779 shares issued and 157,013 shares outstanding as of December 31, 2022	629	923
Additional paid-in capital	1,181,501	2,204,755
Retained earnings	68,814	39,244
Accumulated other comprehensive loss	(277,626)	(442,424)
Treasury stock at cost (73,766 shares held at December 31, 2022)	—	(1,026,272)
Total Laureate Education, Inc. stockholders' equity	973,318	776,226
Noncontrolling interests	(2,114)	(1,869)
Total stockholders' equity	971,204	774,357
Total liabilities and stockholders' equity	$2,170,891	$1,972,237
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the six months ended June 30,	2023	2022
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net income (loss)	$29,551	$(1,121)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,038	29,158
Amortization of operating lease right-of-use assets	15,191	15,320
Loss on impairment of assets	1,620	144
Loss (gain) on sales and disposal of subsidiaries and property and equipment, net	5,698	(6,587)
Non-cash interest expense	842	825
Non-cash share-based compensation expense	3,100	5,122
Bad debt expense	16,180	8,196
Deferred income taxes	(6,867)	9,549
Unrealized foreign currency exchange loss	61,264	15,115
Other, net	(8,828)	(3,007)
Changes in operating assets and liabilities:
Receivables	(57,095)	(37,548)
Prepaid expenses and other assets	(11,068)	(4,094)
Accounts payable and accrued expenses	4,954	(25,644)
Income tax receivable/payable, net	(1,742)	41,215
Deferred revenue and other liabilities	(8,049)	(1,005)
Net cash provided by operating activities	78,789	45,638
Cash flows from investing activities
Purchase of property and equipment	(14,851)	(8,091)
Expenditures for deferred costs	—	(130)
Receipts from sales of discontinued operations and property and equipment	366	10,259
Net cash (used in) provided by investing activities	(14,485)	2,038
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	43,956	204,691
Payments on long-term debt	(88,112)	(230,476)
Payment of dividend equivalent rights for vested share-based awards	(2,318)	(4,361)
Payments to purchase noncontrolling interests	(123)	—
Proceeds from exercise of stock options	1,530	11,624
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(616)	(1,373)
Payments to repurchase common stock	—	(206,289)
Net cash used in financing activities	(45,683)	(226,184)
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	8,658	10,034
Change in cash included in current assets held for sale	(560)	—
Net change in Cash and cash equivalents and Restricted cash	26,719	(168,474)
Cash and cash equivalents and Restricted cash at beginning of period	93,784	345,575
Cash and cash equivalents and Restricted cash at end of period	$120,503	$177,101
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

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the three months ended June 30, 2023 and 2022:

	Mexico	Peru	Corporate(1)	Total
2023
Tuition and educational services	$253,238	$276,576	$—	$529,814	115%
Other	27,687	16,315	(65)	43,937	9%
Gross revenue	280,925	292,891	(65)	573,751	124%
Less: Discounts / waivers / scholarships	(88,790)	(22,894)	—	(111,684)	(24)%
Total	$192,135	$269,997	$(65)	$462,067	100%
2022
Tuition and educational services	$188,936	$247,069	$—	$436,005	113%
Other	19,503	12,963	1,568	34,034	9%
Gross revenue	208,439	260,032	1,568	470,039	122%
Less: Discounts / waivers / scholarships	(63,780)	(20,878)	—	(84,658)	(22)%
Total	$144,659	$239,154	$1,568	$385,381	100%
(1) Includes the elimination of inter-segment revenues.

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the six months ended June 30, 2023 and 2022:

	Mexico	Peru	Corporate(1)	Total
2023
Tuition and educational services	$476,246	$339,603	$—	$815,849	114%
Other	62,382	27,388	(6)	89,764	13%
Gross revenue	538,628	366,991	(6)	905,613	127%
Less: Discounts / waivers / scholarships	(164,530)	(27,761)	—	(192,291)	(27)%
Total	$374,098	$339,230	$(6)	$713,322	100%
2022
Tuition and educational services	$363,010	$303,588	$—	$666,598	112%
Other	48,120	26,349	3,178	77,647	13%
Gross revenue	411,130	329,937	3,178	744,245	125%
Less: Discounts / waivers / scholarships	(123,921)	(25,380)	—	(149,301)	(25)%
Total	$287,209	$304,557	$3,178	$594,944	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $186,729 and $133,105 as of June 30, 2023 and December 31, 2022, respectively. The increase in the contract assets balance at June 30, 2023 compared to December 31, 2022 was primarily driven by enrollment cycles. The first and third calendar quarters generally coincide with the primary and secondary intakes for our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $57,526 and $51,264 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively. The increase in the contract liability balance during the period ended June 30, 2023 was the result of semester billings and cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during that period. Revenue recognized for the six months ended June 30, 2023 that was included in the contract liability balance at the beginning of the year was approximately $49,400.

Note 3. Assets Held for Sale

During the second quarter of 2023, two of the Company’s subsidiaries that operate K-12 educational programs in Mexico met the criteria for classification as held for sale under ASC 360-10-45-9, “Long-Lived Assets Classified as Held for Sale.” The sale of the K-12 campuses is intended to allow the Mexico segment to focus on its core business. The assets and liabilities of this disposal group are recorded at the lower of their carrying values or their estimated fair values less costs to sell. The planned sale of this disposal group does not represent a strategic shift and therefore does not qualify for presentation as a discontinued operation in the Consolidated Financial Statements. The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are presented in the following table:

	June 30, 2023	December 31, 2022
Assets Held for Sale
Cash and cash equivalents	$560	$—
Receivables, net	473	—
Property and equipment, net	917	—
Operating lease right-of-use assets, net	9,104	—
Other assets	33	—
Total assets held for sale	$11,087	$—

Liabilities Held for Sale
Deferred revenue and student deposits	$879	—
Operating leases, including current portion	9,226	—
Long-term debt, including current portion	868	—
Other liabilities	764	—
Total liabilities held for sale	$11,737	$—

The long-term debt balance represents a finance lease for property.

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

In Peru, private universities are increasingly providing the capacity to meet growing demand in the higher-education market. Laureate owns three institutions in Peru, with a footprint of 19 campuses.

Inter-segment transactions are accounted for in a similar manner as third-party transactions and are eliminated in consolidation. The Corporate amounts presented in the following tables include corporate charges that were not allocated to our reportable segments and adjustments to eliminate inter-segment items.

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Gain on disposal of subsidiaries, net, Foreign currency exchange loss, net, Other (expense) income, net, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. Our EiP initiative was completed as of December 31, 2021, except for certain EiP expenses related to the completion of programs that began in prior periods. EiP was an enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs), as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also included other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure, an enterprise-wide program aimed at revenue growth, and certain non-recurring costs that were incurred in connection with previous dispositions.

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

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Income from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Mexico	$192,135	$144,659	$374,098	$287,209
Peru	269,997	239,154	339,230	304,557
Corporate	(65)	1,568	(6)	3,178
Total Revenues	$462,067	$385,381	$713,322	$594,944
Adjusted EBITDA of reportable segments
Mexico	$38,197	$19,455	$87,143	$56,406
Peru	147,169	136,311	140,714	140,140
Total Adjusted EBITDA of reportable segments	185,366	155,766	227,857	196,546
Reconciling items:
Corporate	(9,965)	(11,670)	(18,981)	(25,295)
Depreciation and amortization expense	(17,317)	(14,792)	(34,038)	(29,158)
Loss on impairment of assets	(1,620)	—	(1,620)	(144)
Share-based compensation expense	(1,975)	(2,360)	(3,100)	(5,122)
EiP expenses	—	(303)	—	(1,152)
Operating income	154,489	126,641	170,118	135,675
Interest income	1,951	1,685	4,109	3,653
Interest expense	(6,137)	(4,164)	(12,089)	(7,895)
Other (expense) income, net	(129)	246	132	(980)
Foreign currency loss, net	(32,357)	(14,451)	(61,309)	(18,052)
Gain on disposal of subsidiaries, net	1	1,461	307	1,461
Income from continuing operations before income taxes and equity in net income of affiliates	$117,818	$111,418	$101,268	$113,862

	June 30, 2023	December 31, 2022
Assets
Mexico	$1,386,524	$1,220,630
Peru	595,439	536,141
Corporate	188,928	215,466
Total assets	$2,170,891	$1,972,237

Note 5. Goodwill

The change in the net carrying amount of Goodwill from December 31, 2022 through June 30, 2023 was composed of the following items:

	Mexico	Peru	Total
Balance at December 31, 2022	$512,990	$70,503	$583,493
Currency translation adjustments	71,689	3,541	75,230
Balance at June 30, 2023	$584,679	$74,044	$658,723

Note 6. Debt

Outstanding long-term debt was as follows:

	June 30, 2023	December 31, 2022
Senior long-term debt:
Senior Secured Credit Facility (stated maturity date October 7, 2024)	$88,000	$100,000
Other debt:
Lines of credit	4,129	13,778
Notes payable and other debt	59,818	72,209
Total senior and other debt	151,947	185,987
Finance lease obligations and sale-leaseback financings	58,175	48,186
Total long-term debt and finance leases	210,122	234,173
Less: total unamortized deferred financing costs	1,308	2,060
Less: current portion of long-term debt and finance leases	62,702	56,184
Long-term debt and finance leases, less current portion	$146,112	$175,929

Senior Secured Credit Facility

Under our Third Amended and Restated Credit Agreement (the Third A&R Credit Agreement), the Company maintains a revolving credit facility (the Senior Secured Credit Facility) that has a borrowing capacity of $410,000 and a maturity date of October 7, 2024. As of June 30, 2023 and December 31, 2022, the Senior Secured Credit Facility had a total outstanding balance of $88,000 and $100,000, respectively.

Estimated Fair Value of Debt

As of June 30, 2023 and December 31, 2022, the estimated fair value of our debt approximated its carrying value.

Certain Covenants

As of June 30, 2023, our Third A&R Credit Agreement contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Third A&R Credit Agreement provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, to exceed 3.50x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The agreement also provides that if (i) the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Third A&R Credit Agreement, is not greater than 4.75x as of such date and (ii) less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of June 30, 2023, these conditions were satisfied and, therefore, we were not subject to the leverage ratio covenant. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of June 30, 2023.

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

Income Tax Contingencies

As of June 30, 2023 and December 31, 2022, Laureate had recorded cumulative liabilities for income tax contingencies of $132,552 and $130,323, respectively.

Non-Income Tax Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of June 30, 2023 and December 31, 2022, approximately $12,700 and $11,400, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets.

We have also identified certain loss contingencies that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies could be up to approximately $18,300 if the outcomes were unfavorable.

Guarantees

In connection with a loan agreement entered into by a Laureate subsidiary in Peru, all of the shares of Universidad Privada del Norte, one of our universities, were pledged to the third-party lender as a guarantee of the payment obligations under the loan.

During the first quarter of 2021, one of our Peruvian institutions issued a bank guarantee in order to appeal a preliminary tax assessment received related to tax audits of 2014 and 2015. As of June 30, 2023 and December 31, 2022, the amount of the guarantee was $7,428 and $7,076, respectively.

Note 9. Stockholders’ Equity

The components of net changes in stockholders’ equity for the fiscal quarters of 2023 are as follows:

	Laureate Education, Inc. Stockholders
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock at cost	Non-controlling interests	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2022	157,013	$923	$2,204,755	$39,244	$(442,424)	$(1,026,272)	$(1,869)	$774,357
Non-cash share-based compensation	—	—	1,124	—	—	—	—	1,124
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	161	1	(448)	—	—	—	—	(447)
Equitable adjustments to stock-based awards	—	—	(13)	—	—	—	—	(13)
Change in noncontrolling interests	—	—	16	—	—	—	(140)	(124)
Net loss	—	—	—	(26,607)	—	—	(155)	(26,762)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	72,791	—	6	72,797
Balance at March 31, 2023	157,174	$924	$2,205,434	$12,637	$(369,633)	$(1,026,272)	$(2,158)	$820,932
Non-cash share-based compensation	—	—	1,976	—	—	—	—	1,976
Retirement of treasury stock	—	(295)	(1,025,977)	—	—	1,026,272	—	—
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	46	—	44	—	—	—	—	44
Equitable adjustments to stock-based awards	—	—	24	—	—	—	—	24
Net income	—	—	—	56,177	—	—	136	56,313
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	92,007	—	(92)	91,915
Balance at June 30, 2023	157,220	$629	$1,181,501	$68,814	$(277,626)	$—	$(2,114)	$971,204

Retirement of Treasury Stock

On May 24, 2023, the Company’s Board of Directors approved the retirement of all outstanding shares of treasury stock, which totaled 73,766 shares. The Company recorded the purchases of treasury stock at cost as a separate component within stockholders’ equity in the Consolidated Balance Sheets. Upon retirement of treasury stock, the Company allocates the excess of the purchase price over par value to additional paid-in capital, subject to certain limitations.

The components of net changes in stockholders’ equity for the fiscal quarters of 2022 are as follows:

	Laureate Education, Inc. Stockholders
	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock at cost	Non-controlling interests	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2021	180,611	$915	$2,388,783	$15,523	$(520,204)	$(744,174)	$(1,285)	$1,139,558
Non-cash share-based compensation	—	—	2,762	—	—	—	—	2,762
Purchase of treasury stock at cost	(9,485)	—	—	—	—	(112,874)	—	(112,874)
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	1,379	6	10,716	—	—	—	—	10,722
Equitable adjustments to stock-based awards	—	—	(189)	—	—	—	—	(189)
Net loss	—	—	—	(44,211)	—	—	(469)	(44,680)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	49,573	—	2	49,575
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	14	—	—	14
Balance at March 31, 2022	172,505	$921	$2,402,072	$(28,688)	$(470,617)	$(857,048)	$(1,752)	$1,044,888
Non-cash share-based compensation	—	—	2,360	—	—	—	—	2,360
Purchase of treasury stock at cost	(8,013)	—	—	—	—	(93,362)	—	(93,362)
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	171	1	(472)	—	—	—	—	(471)
Equitable adjustments to stock-based awards	—	—	(35)	—	—	—	—	(35)
Change in noncontrolling interests	—	—	2	—	—	—	(2)	—
Reclassification of redeemable equity to non-redeemable equity	—	—	316	—	—	—	—	316
Net income	—	—	—	43,423	—	—	136	43,559
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	17,969	—	3	17,972
Balance at June 30, 2022	164,663	$922	$2,404,243	$14,735	$(452,648)	$(950,410)	$(1,615)	$1,015,227

Share-based Compensation Expense

During the six months ended June 30, 2023 and 2022, the Company recorded share-based compensation expense for restricted stock unit awards of $3,100 and $5,122, respectively.

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

	June 30, 2023			December 31, 2022
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation adjustment	$(287,454)	$873	$(286,581)	$(452,252)	$959	$(451,293)
Unrealized gain on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(588)	—	(588)	(588)	—	(588)
Accumulated other comprehensive loss	$(277,626)	$873	$(276,753)	$(442,424)	$959	$(441,465)

Note 10. Income Taxes

Laureate's income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the six months ended June 30, 2023 and 2022 are based on estimated full-year effective tax rates, adjusted for discrete income tax items related specifically to the interim periods. Laureate has operations in multiple countries at various statutory tax rates and other operations that are loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss.

For the six months ended June 30, 2023, the Company recognized income tax expense of $67,663, as compared to $119,933 in the prior year period.

Income tax expense for the six months ended June 30, 2023 was attributable to pretax income, the jurisdictional mix of earnings, and pretax losses for which the Company cannot recognize a tax benefit.

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

Note 11. Earnings (Loss) Per Share

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

The following tables summarize the computations of basic and diluted earnings (loss) per share:

For the three months ended June 30,	2023	2022
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Income from continuing operations	$60,350	$39,414
Income attributable to noncontrolling interests	(136)	(136)
Net income from continuing operations for basic and diluted earnings per share	$60,214	$39,278

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Net (loss) income from discontinued operations for basic and diluted earnings (loss) per share	$(4,037)	$4,145

Denominator used in basic and diluted earnings (loss) per common share:
Basic weighted average shares outstanding	157,185	167,119
Dilutive effect of stock options	217	224
Dilutive effect of restricted stock units	182	120
Diluted weighted average shares outstanding	157,584	167,463

Basic earnings (loss) per share:
Income from continuing operations	$0.38	$0.24
(Loss) income from discontinued operations	(0.03)	0.02
Basic earnings per share	$0.35	$0.26
Diluted earnings (loss) per share:
Income from continuing operations	$0.38	$0.23
(Loss) income from discontinued operations	(0.03)	0.02
Diluted earnings per share	$0.35	$0.25

For the six months ended June 30,	2023	2022
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Income (loss) from continuing operations	$33,602	$(6,001)
Loss attributable to noncontrolling interests	19	333
Net income (loss) from continuing operations for basic and diluted earnings (loss) per share	$33,621	$(5,668)

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Net (loss) income from discontinued operations for basic and diluted (loss) earnings per share	$(4,051)	$4,880

Denominator used in basic and diluted earnings (loss) per common share:
Basic weighted average shares outstanding	157,191	172,511
Dilutive effect of stock options	210	—
Dilutive effect of restricted stock units	195	—
Diluted weighted average shares outstanding	157,596	172,511

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.21	$(0.03)
(Loss) income from discontinued operations	(0.03)	0.03
Basic and diluted earnings per share	$0.18	$—

The following table summarizes the number of stock options and restricted stock units that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Stock options	—	59	—	1,277
Restricted stock units	107	277	101	714

Note 12. Legal and Regulatory Matters

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

Note 13. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the June 30, 2022 balance. The June 30, 2023 and June 30, 2022 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022	December 31, 2022
Cash and cash equivalents	$111,650	$156,909	$85,167
Restricted cash	8,853	20,192	8,617
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$120,503	$177,101	$93,784

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

Overview

Our Business

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. Collectively, we have approximately 424,400 students enrolled at five institutions in these two countries. We believe that the higher education markets in Mexico and Peru present an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in those markets. We believe that the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education, creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy. We have two reportable segments as described below. We group our institutions by geography in Mexico and Peru for reporting purposes.

Assets Held for Sale

As discussed in Note 3, Assets Held for Sale, of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the Company has undertaken a process to sell two of our subsidiaries in Mexico that operate K-12 educational programs. As such, these subsidiaries are classified as assets held for sale as of June 30, 2023. The planned sale does not represent a strategic shift and therefore does not qualify for presentation as a discontinued operation in the consolidated financial statements. The completion of the sale is not expected to have a material effect on our financial results.

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

•In Peru, private universities are increasingly providing the capacity to meet growing demand and constitute approximately 73% of the total higher-education market. Laureate owns three institutions in Peru, with a footprint of 19 campuses.

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

The following information for our reportable segments is presented as of June 30, 2023:

	Institutions	Enrollment	2023 YTD Revenues ($ in millions)	% Contribution to 2023 YTD Revenues
Mexico	2	205,100	$374.1	52%
Peru	3	219,300	339.2	48%
Total	5	424,400	$713.3	100%

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

Factors Affecting Comparability

Foreign Exchange

While the USD is our reporting currency, our institutions are located in Mexico and Peru and operate in other functional currencies, namely the Mexican peso and Peruvian nuevo sol. We monitor the impact of foreign currency movements and the correlation between the local currency and the USD. Our revenues and expenses are generally denominated in local currency. The principal foreign exchange exposure is the risk related to the translation of revenues and expenses incurred in each country from the local currency into USD. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our reported revenues and earnings may be negatively affected by the strengthening of the U.S. dollar and currency exchange rates” in our 2022 Form 10-K. In order to provide a framework for assessing how our business performed excluding the effects of foreign currency fluctuations, we present organic constant currency in our segment results, which is calculated using the change from prior-year average foreign exchange rates to current-year average foreign exchange rates, as applied to local-currency operating results for the current year, and then excludes the impact of other items, as described in the segments’ results.

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

Results of Operations

The following discussion of the results of our operations is organized as follows:

•Summary Comparison of Consolidated Results;
•Non-GAAP Financial Measure; and
•Segment Results.

Comparison of Consolidated Results for the Three Months Ended June 30, 2023 and 2022

			% Change
			Better/(Worse)
(in millions)	2023	2022	2023 vs. 2022
Revenues	$462.1	$385.4	20%
Direct costs	294.0	242.8	(21)%
General and administrative expenses	12.0	15.9	25%
Loss on impairment of assets	1.6	—	nm
Operating income	154.5	126.6	22%
Interest expense, net of interest income	(4.1)	(2.5)	(64)%
Other non-operating expense	(32.5)	(12.8)	(154)%
Income from continuing operations before income taxes	117.8	111.4	6%
Income tax expense	(57.5)	(72.0)	20%
Income from continuing operations	60.4	39.4	53%
(Loss) income from discontinued operations, net of tax	(4.0)	4.1	(198)%
Net income	56.3	43.6	29%
Net income attributable to noncontrolling interests	(0.1)	(0.1)	—%
Net income attributable to Laureate Education, Inc.	$56.2	$43.4	29%
nm - percentage changes not meaningful

Comparison of Consolidated Results for the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Revenues increased by $76.7 million to $462.1 million for the three months ended June 30, 2023 (the 2023 fiscal quarter) from $385.4 million for the three months ended June 30, 2022 (the 2022 fiscal quarter). This increase in revenues was attributable to: (1) higher average total organic enrollment at our institutions during the 2023 fiscal quarter, which increased revenues by $28.2 million compared to the 2022 fiscal quarter; (2) the effect of changes in tuition rates and enrollments in programs at varying price points (product mix), pricing and timing, which increased revenues by $25.7 million compared to the 2022 fiscal quarter; and (3) the effect of a net change in foreign currency exchange rates, which increased revenues by $24.5 million, mainly due to the strengthening of the Mexican peso against the USD compared to the 2022 fiscal quarter. These increases in revenues were partially offset by other Corporate and Eliminations changes, which accounted for a decrease in revenues of $1.7 million.

Direct costs and general and administrative expenses combined increased by $47.3 million to $306.0 million for the 2023 fiscal quarter from $258.7 million for the 2022 fiscal quarter. The increase in direct costs was primarily driven by the effect of operational changes, which increased costs by $31.0 million, primarily due to the result of higher enrollment at our institutions, as well as return-to-campus expenses. In addition, the effect of a net change in foreign currency exchange rates increased costs by $19.7 million, mainly due to the strengthening of the Mexican peso against the USD compared to the 2022 fiscal quarter. These increases in direct costs were partially offset by a decrease of $3.4 million in Corporate and Eliminations expenses.

Operating income increased by $27.9 million to $154.5 million for the 2023 fiscal quarter from $126.6 million for the 2022 fiscal quarter. The increase in operating income was mainly driven by higher operating income at both our Peru and Mexico segments, which was primarily attributable to higher revenues compared to the 2022 fiscal quarter.

Interest expense, net of interest income increased by $1.6 million to $4.1 million for the 2023 fiscal quarter from $2.5 million for the 2022 fiscal quarter. The increase in interest expense was primarily attributable to higher average debt balances compared to the 2022 fiscal quarter.

Other non-operating expense increased by $19.7 million to $32.5 million for the 2023 fiscal quarter from $12.8 million for the 2022 fiscal quarter. This increase was attributable to: (1) a higher loss on foreign currency exchange of $17.9 million during the 2022 fiscal quarter, mainly related to intercompany loan arrangements; (2) the year-over-year effect of a gain on disposal of subsidiaries of $1.5 million during the 2022 fiscal quarter, which was primarily attributable to the release of accumulated foreign currency translation gains upon liquidation of certain subsidiaries; and (3) the year-over-year change in other non-operating expense of $0.3 million.

Income tax expense decreased by $14.5 million to $57.5 million for the 2023 fiscal quarter from $72.0 million for the 2022 fiscal quarter. This decrease was primarily attributable to a change in the mix of pre-tax earnings among jurisdictions.

(Loss) income from discontinued operations, net of tax changed by $8.1 million to a loss of $(4.0) million for the 2023 fiscal quarter from income of $4.1 million for the 2022 fiscal quarter. This change was primarily attributable to changes in estimates during the 2023 fiscal quarter regarding the realizability of certain receivables from previous divestitures, combined with the year-over-year impact of a gain recognized during the 2022 fiscal quarter upon completion of the transfer of certain leases related to our former operations in Chile.

Summary Comparison of Consolidated Results

Comparison of Consolidated Results for the Six Months Ended June 30, 2023 and 2022

			% Change
			Better/(Worse)
(in millions)	2023	2022	2023 vs. 2022
Revenues	$713.3	$594.9	20%
Direct costs	519.3	425.7	(22)%
General and administrative expenses	22.3	33.4	33%
Loss on impairment of assets	1.6	0.1	nm
Operating income	170.1	135.7	25%
Interest expense, net of interest income	(8.0)	(4.2)	(90)%
Other non-operating expense	(60.9)	(17.6)	nm
Income from continuing operations before income taxes and equity in net income of affiliates	101.3	113.9	(11)%
Income tax expense	(67.7)	(119.9)	44%
Equity in net income of affiliates, net of tax	—	0.1	(100)%
Income (loss) from continuing operations	33.6	(6.0)	nm
(Loss) income from discontinued operations, net of tax	(4.1)	4.9	(184)%
Net income (loss)	29.6	(1.1)	nm
Net loss attributable to noncontrolling interests	—	0.3	100%
Net income (loss) attributable to Laureate Education, Inc.	$29.6	$(0.8)	nm
nm - percentage changes not meaningful

Comparison of Consolidated Results for the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

Revenues increased by $118.4 million to $713.3 million for the six months ended June 30, 2023 (the 2023 fiscal period) from $594.9 million for the six months ended June 30, 2022 (the 2022 fiscal period). This increase was attributable to: (1) higher average total organic enrollment at our institutions, which increased revenues by $47.3 million compared to the 2022 fiscal period; (2) the effect of a net change in foreign currency exchange rates, which increased revenues by $41.4 million, mostly driven by the strengthening of the Mexican peso against the USD compared to the 2022 fiscal period; and (3) the effect of product mix, pricing and timing, which increased revenues by $32.9 million for the 2023 fiscal period. These increases in revenues were partially offset by other Corporate and Eliminations changes, which accounted for a decrease in revenues of $3.2 million.

Direct costs and general and administrative expenses combined increased by $82.5 million to $541.6 million for the 2023 fiscal period from $459.1 million for the 2022 fiscal period. The effect of operational changes mostly attributable to the effect of higher enrollments at our institutions as well as return-to-campus expenses, increased direct costs by $60.0 million compared to the 2022 fiscal period. Additionally, the effect of a net change in foreign currency exchange rates increased costs by $32.0 million compared to the 2022 fiscal period. These increases in direct costs were partially offset by other Corporate and Eliminations expenses, which accounted for a decrease in costs of $9.5 million in the 2023 fiscal period.

Operating income increased by $34.4 million to $170.1 million for the 2023 fiscal period from $135.7 million for the 2022 fiscal period. This increase was primarily a result of higher operating income at our Mexico segment, combined with lower operating costs at Corporate, as compared to the 2022 fiscal period.

Interest expense, net of interest income increased by $3.8 million to $8.0 million for the 2023 fiscal period from $4.2 million for the 2022 fiscal period. The increase in interest expense was primarily attributable to higher average debt balances compared to the 2022 fiscal period.

Other non-operating expense increased by $43.3 million to $60.9 million for the 2023 fiscal period from $17.6 million for the 2022 fiscal period. This increase was attributable to a higher loss on foreign currency exchange of $43.2 million compared to the 2022 fiscal period, mainly related to intercompany loan arrangements. Additionally, gain on disposal of subsidiaries, which was primarily attributable to the release of accumulated foreign currency translation gains upon liquidation of certain subsidiaries, was lower by $1.2 million during the 2023 fiscal period. These increases in expense were partially offset by the period-over-period change in other non-operating income of $1.1 million during the 2023 fiscal period.

Income tax expense decreased by $52.2 million to $67.7 million for the 2023 fiscal period from $119.9 million for the 2022 fiscal period. This decrease was primarily attributable to a discrete tax expense recorded during the 2022 fiscal period of approximately $32.5 million for additions to income tax reserves related to the application of the high-tax exception to global intangible low-taxed income. The remaining difference was primarily attributable to the change in pretax earnings.

(Loss) income from discontinued operations, net of tax changed by $9.0 million to a loss of $(4.1) million for the 2023 fiscal period from income of $4.9 million for the 2022 fiscal period. This change was attributable to changes in estimates during the 2023 fiscal quarter regarding the realizability of certain receivables from previous divestitures, combined with the year-over-year impact of a gain recognized during the 2022 fiscal quarter upon completion of the transfer of certain leases related to our former operations in Chile.

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

The following table presents Adjusted EBITDA and reconciles income from continuing operations to Adjusted EBITDA for the three months ended June 30, 2023 and 2022:

			% Change
			Better/(Worse)
(in millions)	2023	2022	2023 vs. 2022
Income from continuing operations	$60.4	$39.4	53%
Plus:
Income tax expense	57.5	72.0	20%
Income from continuing operations before income taxes	117.8	111.4	6%
Plus:
Income on disposal of subsidiaries, net	—	(1.5)	(100)%
Foreign currency exchange loss, net	32.4	14.5	(123)%
Other loss (income), net	0.1	(0.2)	(150)%
Interest expense	6.1	4.2	(45)%
Interest income	(2.0)	(1.7)	18%
Operating income	154.5	126.6	22%
Plus:
Depreciation and amortization	17.3	14.8	(17)%
EBITDA	171.8	141.4	21%
Plus:
Share-based compensation expense (a)	2.0	2.4	17%
Loss on impairment of assets (b)	1.6	—	nm
EiP implementation expenses (c)	—	0.3	100%
Adjusted EBITDA	$175.4	$144.1	22%
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

Comparison of Depreciation and Amortization for the Three Months Ended June 30, 2023 and 2022

Depreciation and amortization increased by $2.5 million to $17.3 million for the 2023 fiscal quarter from $14.8 million for the 2022 fiscal quarter. The effects of foreign currency exchange increased depreciation and amortization expense by $1.2 million for the 2023 fiscal quarter. Other items increased depreciation and amortization by $1.3 million.

The following table presents Adjusted EBITDA and reconciles income (loss) from continuing operations to Adjusted EBITDA for the six months ended June 30, 2023 and 2022:

			% Change
			Better/(Worse)
(in millions)	2023	2022	2023 vs. 2022
Income (loss) from continuing operations	$33.6	$(6.0)	nm
Plus:
Equity in net income of affiliates, net of tax	—	(0.1)	(100)%
Income tax expense	67.7	119.9	44%
Income from continuing operations before income taxes and equity in net income of affiliates	101.3	113.9	(11)%
Plus:
Gain on disposal of subsidiaries, net	(0.3)	(1.5)	(80)%
Foreign currency exchange loss, net	61.3	18.1	nm
Other (income) expense, net	(0.1)	1.0	110%
Interest expense	12.1	7.9	(53)%
Interest income	(4.1)	(3.7)	11%
Operating income	170.1	135.7	25%
Plus:
Depreciation and amortization	34.0	29.2	(16)%
EBITDA	204.1	164.9	24%
Plus:
Share-based compensation expense (a)	3.1	5.1	39%
Loss on impairment of assets (b)	1.6	0.1	nm
EiP implementation expenses (c)	—	1.2	100%
Adjusted EBITDA	$208.9	$171.3	22%
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
Comparison of Depreciation and Amortization, and Share-based Compensation Expense for the Six Months Ended June 30, 2023 and 2022
Depreciation and amortization increased by $4.8 million to $34.0 million for the 2023 fiscal period from $29.2 million for the 2022 fiscal period. The effects of foreign currency exchange increased depreciation and amortization expense by $2.0 million for the 2023 fiscal period. Other items increased depreciation and amortization by $2.8 million.

Share-based compensation expense decreased by $2.0 million to $3.1 million for the 2023 fiscal period from $5.1 million for the 2022 fiscal period. The decrease is primarily related to accelerated vesting of unvested equity awards that occurred during the 2022 fiscal period for employees terminated in connection with the now-completed strategic review process.

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

The following tables, derived from our consolidated financial statements included elsewhere in this Form 10-Q, presents selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended June 30,	2023	2022	2023 vs. 2022
Revenues:
Mexico	$192.1	$144.7	33%
Peru	270.0	239.2	13%
Corporate	(0.1)	1.6	(106)%
Consolidated Total Revenues	$462.1	$385.4	20%

Adjusted EBITDA:
Mexico	$38.2	$19.5	96%
Peru	147.2	136.3	8%
Corporate	(10.0)	(11.7)	15%
Consolidated Total Adjusted EBITDA	$175.4	$144.1	22%

(in millions)			% Change
			Better/(Worse)
For the six months ended June 30,	2023	2022	2023 vs. 2022
Revenues:
Mexico	$374.1	$287.2	30%
Peru	339.2	304.6	11%
Corporate	—	3.2	(100)%
Consolidated Total Revenues	$713.3	$594.9	20%

Adjusted EBITDA:
Mexico	$87.1	$56.4	54%
Peru	140.7	140.1	—%
Corporate	(19.0)	(25.3)	25%
Consolidated Total Adjusted EBITDA	$208.9	$171.3	22%

Mexico

Financial Overview

Comparison of Mexico Results for the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2022	$144.7	$125.2	$19.5
Organic enrollment (1)	15.0
Product mix, pricing and timing (1)	10.6
Organic constant currency	25.6	11.4	14.2
Foreign exchange	21.8	17.3	4.5
June 30, 2023	$192.1	$153.9	$38.2
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $47.4 million, a 33% increase from the 2022 fiscal quarter.
•Organic enrollment increased during the fiscal quarter by 11%, increasing revenues by $15.0 million.
•Revenues from our Mexico segment represented 42% of our consolidated total revenues for the 2023 fiscal quarter, compared to 38% for the 2022 fiscal quarter.
Adjusted EBITDA increased by $18.7 million, a 96% increase from the 2022 fiscal quarter, mainly attributable to higher revenues and favorable timing impacts, partially offset by higher costs associated with return-to-campus expenses.

Comparison of Mexico Results for the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2022	$287.2	$230.8	$56.4
Organic enrollment (1)	29.4
Product mix, pricing and timing (1)	18.4
Organic constant currency	47.8	27.3	20.5
Foreign exchange	39.1	29.0	10.1
Other (2)	—	(0.1)	0.1
June 30, 2023	$374.1	$287.0	$87.1
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $86.9 million, a 30% increase from the 2022 fiscal period.
•Organic enrollment increased during the 2023 fiscal period by 11%, increasing revenues by $29.4 million.
•Revenues from our Mexico segment represented 52% of our consolidated total revenues for the 2023 fiscal period, compared to 49% for the 2022 fiscal period.

Adjusted EBITDA increased by $30.7 million, a 54% increase from the 2022 fiscal period, mainly driven by higher revenues and favorable timing impacts, partially offset by higher costs associated with return-to-campus expenses.

Peru

Financial Overview
Comparison of Peru Results for the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2022	$239.2	$102.9	$136.3
Organic enrollment (1)	13.2
Product mix, pricing and timing (1)	14.9
Organic constant currency	28.1	18.7	9.4
Foreign exchange	2.7	1.2	1.5
June 30, 2023	$270.0	$122.8	$147.2
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $30.8 million, a 13% increase from the 2022 fiscal quarter.
•Organic enrollment increased during the 2023 fiscal quarter by 7%, increasing revenues by $13.2 million.
•Revenues from our Peru segment represented 58% of our consolidated total revenues for the 2023 fiscal quarter, compared to 62% for the 2022 fiscal quarter.

Adjusted EBITDA increased by $10.9 million, an 8% increase from the 2022 fiscal quarter, which was net of higher costs associated with return-to-campus expenses.

Comparison of Peru Results for the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2022	$304.6	$164.5	$140.1
Organic enrollment (1)	17.9
Product mix, pricing and timing (1)	14.4
Organic constant currency	32.3	33.0	(0.7)
Foreign exchange	2.3	1.0	1.3
June 30, 2023	$339.2	$198.5	$140.7
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $34.6 million, an 11% increase from the 2022 fiscal period.
•Organic enrollment increased during the 2023 fiscal period by 7%, increasing revenues by $17.9 million.
•Revenues from our Peru segment represented 48% of our consolidated total revenues for the 2023 fiscal period compared to 51% for the 2022 fiscal period.

Adjusted EBITDA increased by $0.6 million from the 2022 fiscal period, which was net of higher costs associated with return-to-campus expenses.

Corporate

Corporate revenues primarily represent miscellaneous other revenues, net of the elimination of intersegment revenues. In 2022, corporate revenues also included transition services agreements related to previous divestitures.

Comparison of Corporate Results for the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

			% Change
			Better/(Worse)
(in millions)	2023	2022	2023 vs. 2022
Revenues	$(0.1)	$1.6	(106)%
Expenses	9.9	13.3	26%
Adjusted EBITDA	$(10.0)	$(11.7)	15%
Adjusted EBITDA increased by $1.7 million, a 15% increase from the 2022 fiscal quarter.

Comparison of Corporate Results for the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

			% Change
			Better/(Worse)
(in millions)	2023	2022	2023 vs. 2022
Revenues	$—	$3.2	(100)%
Expenses	19.0	28.5	33%
Adjusted EBITDA	$(19.0)	$(25.3)	25%

Adjusted EBITDA increased by $6.3 million, a 25% increase from the 2022 fiscal period, mainly driven by a decrease in contract labor expenses and other professional fees, as well as a reduction in IT-related costs.

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

As of June 30, 2023, our secondary source of liquidity was cash and cash equivalents of $111.7 million. Our cash accounts are maintained with high-quality financial institutions.

The Company also maintains a revolving credit facility (the Senior Secured Credit Facility) with a syndicate of financial institutions as a source of liquidity. The Senior Secured Credit Facility provides for borrowings of $410.0 million and has a maturity date of October 7, 2024. From time to time, we draw down on the revolver and, in accordance with the terms of the credit agreement, any proceeds drawn on the revolving credit facility may be used for general corporate purposes. As of June 30, 2023, the Company had borrowed $88.0 million of the $410.0 million of available capacity.

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

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $8.9 million as of June 30, 2023 and $8.6 million as of December 31, 2022. Restricted cash consisted of cash equivalents held as assets for a supplemental employment retention agreement for a former executive.

Indefinite Reinvestment of Historical Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As of June 30, 2023, $103.9 million of our total $111.7 million of cash and cash equivalents were held by foreign subsidiaries. As of December 31, 2022, $77.3 million of our total $85.2 million of cash and cash equivalents were held by foreign subsidiaries. As part of our business strategies, we have determined that the undistributed historical earnings of our foreign operations for which we have not already recorded taxes will be deemed indefinitely reinvested outside of the United States.

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

Debt

As of June 30, 2023, our debt obligations consisted of $88.0 million of borrowings under the Senior Secured Credit Facility and $63.9 million of other debt. Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries and notes payable. In addition, our finance lease obligations and sale-leaseback financings were $58.2 million.

Covenants

Under the Third A&R Credit Agreement, we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant that applies only to the revolving credit facility (a leverage ratio covenant), as defined in the Third A&R Credit Agreement, unless certain conditions are satisfied. As of June 30, 2023, those conditions were satisfied and, therefore, we were not subject to the leverage ratio covenant. The maximum ratio, as defined, is 3.50x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with those covenants as of June 30, 2023.

Leases

We conduct a significant portion of our operations from leased facilities, including many of our higher education facilities and other office locations. As discussed in Note 7, Leases, of our consolidated financial statements included elsewhere in this Form 10-Q, we have significant operating lease liabilities. As of June 30, 2023 and December 31, 2022, the present value of operating lease liabilities was $411.0 million and $415.9 million, respectively.

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

Our total capital expenditures, excluding receipts from the sale of subsidiaries and property equipment, were $14.9 million and $8.2 million during the six months ended June 30, 2023 and 2022, respectively. The increase in capital expenditures was primarily due to higher spending related to return-to-campus activities as well as investment in equipment for health science programs in Mexico and Peru.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2023 and 2022:

(in millions)	2023	2022
Cash provided by (used in):
Operating activities	$78.8	$45.6
Investing activities	(14.5)	2.0
Financing activities	(45.7)	(226.2)
Effects of exchange rates changes on cash	8.7	10.0
Change in cash included in current assets held for sale	(0.6)	—
Net change in cash and cash equivalents and restricted cash	$26.7	$(168.5)

Comparison of Cash Flows for the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

Operating Activities
Cash provided by operating activities increased by $33.2 million to $78.8 million for the 2023 fiscal period from $45.6 million for the 2022 fiscal period. This increase in operating cash was attributable to higher operating income, combined with the net effect of changes in operating assets and liabilities, which increased operating cash by $66.4 million compared to the 2022 fiscal period. This increase in operating cash was partially offset by an increase in cash paid for taxes of $30.3 million, from $48.5 million for the 2022 fiscal period to $78.8 million for the 2023 fiscal period, which was a result of higher tax prepayments during the 2023 fiscal period in Mexico and Peru, partially offset by tax refunds in the United States. Additionally, cash paid for interest increased by $2.9 million, from $8.5 million for the 2022 fiscal period to $11.4 million for the 2023 fiscal period, primarily due to higher average debt balances.

Investing Activities

Cash flows from investing activities decreased by $16.5 million to a cash outflow of $(14.5) million for the 2023 fiscal period from a cash inflow of $2.0 million for the 2022 fiscal period. This decrease in investing cash flows was attributable to lower cash receipts from the sales of Discontinued Operations and property and equipment of $9.9 million, from $10.3 million, net, during the 2022 fiscal period (primarily related to the collection of certain receivables from the 2021 sale of our Brazilian operations) to $0.4 million during the 2023 fiscal period. Additionally, cash used for capital expenditures increased by $6.6 million during the 2023 fiscal period, as compared to the 2022 fiscal period, mainly driven by higher spending related to return-to-campus activities as well as investment in equipment for health science programs in Mexico and Peru.

Financing Activities

Cash used in financing activities decreased by $180.5 million to $(45.7) million for the 2023 fiscal period from $(226.2) million for the 2022 fiscal period. This decrease in financing cash outflows was attributable to the period-over-period effect of $206.3 million of payments made during the 2022 fiscal period for common stock repurchases. In addition, payments of dividend equivalent rights for vested share-based awards were lower by $2.1 million for the 2023 fiscal period compared to 2022 fiscal period. These decreases in financing cash outflows were partially offset by higher net payments of long-term debt during the 2023 fiscal period of $18.4 million, combined with lower proceeds from the exercise of stock options of $10.1 million compared to the 2022 fiscal period. Other items accounted for the remaining difference of $0.6 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2022 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2022 Form 10-K. During the six months ended June 30, 2023, there were no significant changes to our critical accounting policies.

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

Changes in Internal Controls over Financial Reporting

The Company is in the process of upgrading to a new cloud-based system for its planning and financial consolidation and close processes. This system implementation is not being made in response to any identified deficiency or weakness in our internal control over financial reporting.

Except as noted above, there were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to “Item 3. Legal Proceedings” in our 2022 Form 10-K for information regarding material pending legal proceedings. Except as set forth below, there have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

As previously disclosed, our former Spanish holding company, Laureate Netherlands Holding B.V. (f/k/a Iniciativas Culturales de España, S.L.), has been subject to ongoing tax audits by the Spanish Taxing Authority (“STA”), resulting in the issuance of final assessments based on the STA’s rejection of the tax deductibility of financial expenses related to certain intercompany acquisitions. Accordingly, we have paid assessments totaling approximately $40.8 million for tax years during the period 2006 to 2015. We filed various appeals of the assessments, which have been rejected, and in June 2023, the Spanish Supreme Court ruled in the favor of the STA on its appeal regarding these issues. As a result, the Company has no further recourse with respect to the related final assessments for tax years 2006 to 2010. This ruling does not have a material effect on the Company’s consolidated financial statements.

In May 2023, we were notified by the STA that an audit of our former Spanish holding company was being initiated in relation to corporate income tax for the period from January 2018 to May 2020 and withholding on account of non-resident income tax for the period from May 2019 to May 2020. At this time we cannot predict the outcome of this matter or the impact, if any, to the Company's consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in “Item 1A. Risk Factors” in our 2022 Form 10‑K.

Item 5. Other Information

During the three months ended June 30, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
Date: August 3, 2023

/s/ GERARD M. KNAUER
Gerard M. Knauer
Vice President, Accounting and Global Controller
Date: August 3, 2023