Form 10-Q
period 2023-09-30
LAUREATE EDUCATION, INC.
filed 2023-11-02
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2023
Common stock, par value $0.004 per share	157,367,366 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended September 30,	2023	2022
	(Unaudited)	(Unaudited)
Revenues	$361,533	$300,999
Costs and expenses:
Direct costs	291,052	229,361
General and administrative expenses	11,772	15,321
Operating income	58,709	56,317
Interest income	2,830	1,970
Interest expense	(5,169)	(3,694)
Other income, net	66	1,393
Foreign currency exchange gain, net	9,755	15,146
Gain on disposal of subsidiaries, net	3,260	—
Income from continuing operations before income taxes	69,451	71,132
Income tax expense	(33,716)	(39,280)
Income from continuing operations	35,735	31,852
Income (loss) from discontinued operations, net of tax of $0 for both periods	246	(816)
Net income	35,981	31,036
Net loss attributable to noncontrolling interests	177	81
Net income attributable to Laureate Education, Inc.	$36,158	$31,117

Basic and diluted earnings per share:
Income from continuing operations	$0.23	$0.19
Income (loss) from discontinued operations	—	—
Basic and diluted earnings per share	$0.23	$0.19
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the nine months ended September 30,	2023	2022
	(Unaudited)	(Unaudited)
Revenues	$1,074,855	$895,943
Costs and expenses:
Direct costs	810,362	655,055
General and administrative expenses	34,046	48,752
Loss on impairment of assets	1,620	144
Operating income	228,827	191,992
Interest income	6,939	5,623
Interest expense	(17,258)	(11,589)
Other income, net	198	413
Foreign currency exchange loss, net	(51,554)	(2,906)
Gain on disposal of subsidiaries, net	3,567	1,461
Income from continuing operations before income taxes and equity in net (loss) income of affiliates	170,719	184,994
Income tax expense	(101,379)	(159,213)
Equity in net (loss) income of affiliates, net of tax	(3)	70
Income from continuing operations	69,337	25,851
(Loss) income from discontinued operations, net of tax of $0 for both periods	(3,805)	4,064
Net income	65,532	29,915
Net loss attributable to noncontrolling interests	196	414
Net income attributable to Laureate Education, Inc.	$65,728	$30,329

Basic and diluted earnings per share:
Income from continuing operations	$0.44	$0.15
(Loss) income from discontinued operations	(0.02)	0.02
Basic and diluted earnings per share	$0.42	$0.17
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended September 30,	2023	2022
	(Unaudited)	(Unaudited)
Net income	$35,981	$31,036
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $0 for both periods	(46,371)	(42,161)
Minimum pension liability adjustment, net of tax of $0 for both periods	—	983
Total other comprehensive loss	(46,371)	(41,178)
Comprehensive loss	(10,390)	(10,142)
Net comprehensive loss attributable to noncontrolling interests	175	82
Comprehensive loss attributable to Laureate Education, Inc.	$(10,215)	$(10,060)
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the nine months ended September 30,	2023	2022
	(Unaudited)	(Unaudited)
Net income	$65,532	$29,915
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $0 for both periods	118,341	25,386
Minimum pension liability adjustment, net of tax of $0 for both periods	—	997
Total other comprehensive income	118,341	26,383
Comprehensive income	183,873	56,298
Net comprehensive loss attributable to noncontrolling interests	280	410
Comprehensive income attributable to Laureate Education, Inc.	$184,153	$56,708
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	September 30, 2023	December 31, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$130,862	$85,167
Restricted cash	7,587	8,617
Receivables:
Accounts and notes receivable	159,730	133,105
Other receivables	10,658	9,486
Allowance for doubtful accounts	(74,639)	(61,882)
Receivables, net	95,749	80,709
Income tax receivable	18,604	32,261
Prepaid expenses and other current assets	26,493	19,445
Current assets held for sale	738	—
Total current assets	280,033	226,199
Property and equipment:
Land	131,420	127,154
Buildings	370,220	348,931
Furniture, equipment and software	548,310	494,004
Leasehold improvements	129,698	117,820
Construction in-progress	16,016	11,871
Accumulated depreciation and amortization	(652,058)	(576,373)
Property and equipment, net	543,606	523,407
Operating lease right-of-use assets, net	356,351	389,565
Goodwill	640,358	583,493
Tradenames, net	164,055	151,645
Deferred costs, net	5,032	5,310
Deferred income taxes	58,054	51,941
Other assets	39,264	40,677
Long-term assets held for sale	10,521	—
Total assets	$2,097,274	$1,972,237
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	September 30, 2023	December 31, 2022
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$33,325	$42,842
Accrued expenses	73,178	50,563
Accrued compensation and benefits	89,624	85,215
Deferred revenue and student deposits	81,039	51,264
Current portion of operating leases	56,265	38,994
Current portion of long-term debt and finance leases	49,053	56,184
Income taxes payable	16,427	38,738
Other current liabilities	31,201	17,587
Current liabilities held for sale	1,436	—
Total current liabilities	431,548	381,387
Long-term operating leases, less current portion	336,905	376,898
Long-term debt and finance leases, less current portion	83,059	175,929
Deferred compensation	9,313	10,379
Income taxes payable	136,709	131,301
Deferred income taxes	89,268	89,765
Other long-term liabilities	35,385	30,823
Long-term liabilities held for sale	10,047	—
Total liabilities	1,132,234	1,196,482
Redeemable equity	1,398	1,398
Stockholders' equity:
Preferred stock, par value $0.001 per share – 50,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.004 per share – 700,000 shares authorized, 157,367 shares issued and outstanding as of September 30, 2023 and 230,779 shares issued and 157,013 shares outstanding as of December 31, 2022	629	923
Additional paid-in capital	1,184,329	2,204,755
Retained earnings	104,972	39,244
Accumulated other comprehensive loss	(323,999)	(442,424)
Treasury stock at cost (73,766 shares held at December 31, 2022)	—	(1,026,272)
Total Laureate Education, Inc. stockholders' equity	965,931	776,226
Noncontrolling interests	(2,289)	(1,869)
Total stockholders' equity	963,642	774,357
Total liabilities and stockholders' equity	$2,097,274	$1,972,237
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the nine months ended September 30,	2023	2022
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net income	$65,532	$29,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,956	43,628
Amortization of operating lease right-of-use assets	24,117	22,200
Loss on impairment of assets	1,620	144
Loss (gain) on sales and disposal of subsidiaries and property and equipment, net	5,279	(5,797)
Non-cash interest expense	1,149	1,127
Non-cash share-based compensation expense	4,894	6,971
Bad debt expense	29,535	14,194
Deferred income taxes	(9,537)	8,152
Unrealized foreign currency exchange loss (gain)	51,100	(2,169)
Non-cash loss from non-income tax contingencies	—	419
Other, net	(5,751)	120
Changes in operating assets and liabilities:
Receivables	(41,021)	(22,011)
Prepaid expenses and other assets	(5,651)	(11)
Accounts payable and accrued expenses	1,040	(16,866)
Income tax receivable/payable, net	(6,708)	53,588
Deferred revenue and other liabilities	19,865	21,077
Net cash provided by operating activities	187,419	154,681
Cash flows from investing activities
Purchase of property and equipment	(26,740)	(16,754)
Expenditures for deferred costs	—	(363)
Receipts from sales of discontinued operations and property and equipment	503	83,405
Net cash (used in) provided by investing activities	(26,237)	66,288
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	48,122	235,181
Payments on long-term debt	(167,189)	(270,413)
Payment of dividend equivalent rights for vested share-based awards	(2,318)	(4,572)
Payments to purchase noncontrolling interests	(123)	—
Proceeds from exercise of stock options	3,196	11,888
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(616)	(1,438)
Payments to repurchase common stock	—	(207,151)
Payments of debt issuance costs	(1,285)	—
Net cash used in financing activities	(120,213)	(236,505)
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	4,005	6,448
Change in cash included in current assets held for sale	(309)	—
Net change in Cash and cash equivalents and Restricted cash	44,665	(9,088)
Cash and cash equivalents and Restricted cash at beginning of period	93,784	345,575
Cash and cash equivalents and Restricted cash at end of period	$138,449	$336,487
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

We assess collectability on a portfolio basis prior to recording revenue. Generally, students cannot re-enroll for the next academic session without satisfactory resolution of any past-due amounts. If a student withdraws from an institution, Laureate's obligation to issue a refund depends on the refund policy at that institution and the timing of the student's withdrawal. Generally, our refund obligations are reduced over the course of the academic term. We record refunds as a reduction of deferred revenue as applicable.

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the three months ended September 30, 2023 and 2022:

	Mexico	Peru	Corporate(1)	Total
2023
Tuition and educational services	$240,329	$170,337	$—	$410,666	114%
Other	36,972	20,293	(32)	57,233	15%
Gross revenue	277,301	190,630	(32)	467,899	129%
Less: Discounts / waivers / scholarships	(91,913)	(14,453)	—	(106,366)	(29)%
Total	$185,388	$176,177	$(32)	$361,533	100%
2022
Tuition and educational services	$178,733	$147,982	$—	$326,715	109%
Other	32,750	15,493	670	48,913	16%
Gross revenue	211,483	163,475	670	375,628	125%
Less: Discounts / waivers / scholarships	(63,701)	(10,928)	—	(74,629)	(25)%
Total	$147,782	$152,547	$670	$300,999	100%
(1) Includes the elimination of inter-segment revenues.

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the nine months ended September 30, 2023 and 2022:

	Mexico	Peru	Corporate(1)	Total
2023
Tuition and educational services	$716,575	$509,940	$—	$1,226,515	114%
Other	99,355	47,679	(38)	146,996	14%
Gross revenue	815,930	557,619	(38)	1,373,511	128%
Less: Discounts / waivers / scholarships	(256,443)	(42,213)	—	(298,656)	(28)%
Total	$559,487	$515,406	$(38)	$1,074,855	100%
2022
Tuition and educational services	$541,744	$451,570	$—	$993,314	111%
Other	80,869	41,841	3,848	126,558	14%
Gross revenue	622,613	493,411	3,848	1,119,872	125%
Less: Discounts / waivers / scholarships	(187,622)	(36,307)	—	(223,929)	(25)%
Total	$434,991	$457,104	$3,848	$895,943	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $159,730 and $133,105 as of September 30, 2023 and December 31, 2022, respectively. The increase in the contract assets balance at September 30, 2023 compared to December 31, 2022 was primarily driven by enrollment cycles. The first and third calendar quarters generally coincide with the primary and secondary intakes for our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $81,039 and $51,264 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively. The increase in the contract liability balance during the period ended September 30, 2023 was the result of semester billings and cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during that period. Substantially all of the contract liability balance at the beginning of the year was recognized as revenue during the nine months ended September 30, 2023.

Note 3. Assets Held for Sale

During the second quarter of 2023, two of the Company’s subsidiaries that operate K-12 educational programs in Mexico met the criteria for classification as held for sale under ASC 360-10-45-9, “Long-Lived Assets Classified as Held for Sale.” The sale of the K-12 campuses is intended to allow the Mexico segment to focus on its core business. The planned sale of this disposal group does not represent a strategic shift and therefore does not qualify for presentation as a discontinued operation in the Consolidated Financial Statements. In addition, during the third quarter of 2023, a parcel of land at one of our campuses in Mexico met the criteria for classification as held for sale under ASC 360-10-45-9. The assets and liabilities are recorded at the lower of their carrying values or their estimated fair values less costs to sell. The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are presented in the following table:

	September 30, 2023	December 31, 2022
Assets Held for Sale
Cash and cash equivalents	$314	$—
Receivables, net	408	—
Property and equipment, net	1,683	—
Operating lease right-of-use assets, net	8,839	—
Other assets	15	—
Total assets held for sale	$11,259	$—

Liabilities Held for Sale
Deferred revenue and student deposits	$906	$—
Operating leases, including current portion	8,956	—
Long-term debt, including current portion	840	—
Other liabilities	781	—
Total liabilities held for sale	$11,483	$—

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

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Gain on disposal of subsidiaries, net, Foreign currency exchange loss, net, Other income, net, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. Our EiP initiative was completed as of December 31, 2021, except for certain EiP expenses related to the completion of programs that began in prior periods. EiP was an enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs), as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also included other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure, an enterprise-wide program aimed at revenue growth, and certain non-recurring costs that were incurred in connection with previous dispositions.

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

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Income from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Mexico	$185,388	$147,782	$559,487	$434,991
Peru	176,177	152,547	515,406	457,104
Corporate	(32)	670	(38)	3,848
Total Revenues	$361,533	$300,999	$1,074,855	$895,943
Adjusted EBITDA of reportable segments
Mexico	$21,925	$23,442	$109,068	$79,848
Peru	66,349	61,223	207,062	201,363
Total Adjusted EBITDA of reportable segments	88,274	84,665	316,130	281,211
Reconciling items:
Corporate	(9,853)	(11,861)	(28,833)	(37,155)
Depreciation and amortization expense	(17,918)	(14,470)	(51,956)	(43,628)
Loss on impairment of assets	—	—	(1,620)	(144)
Share-based compensation expense	(1,794)	(1,849)	(4,894)	(6,971)
EiP expenses	—	(168)	—	(1,321)
Operating income	58,709	56,317	228,827	191,992
Interest income	2,830	1,970	6,939	5,623
Interest expense	(5,169)	(3,694)	(17,258)	(11,589)
Other income, net	66	1,393	198	413
Foreign currency gain (loss), net	9,755	15,146	(51,554)	(2,906)
Gain on disposal of subsidiaries, net	3,260	—	3,567	1,461
Income from continuing operations before income taxes and equity in net income of affiliates	$69,451	$71,132	$170,719	$184,994

	September 30, 2023	December 31, 2022
Assets
Mexico	$1,333,563	$1,220,630
Peru	581,619	536,141
Corporate	182,092	215,466
Total assets	$2,097,274	$1,972,237

Note 5. Goodwill

The change in the net carrying amount of Goodwill from December 31, 2022 through September 30, 2023 was composed of the following items:

	Mexico	Peru	Total
Balance at December 31, 2022	$512,990	$70,503	$583,493
Currency translation adjustments	56,207	658	56,865
Balance at September 30, 2023	$569,197	$71,161	$640,358

Note 6. Debt

Outstanding long-term debt was as follows:

	September 30, 2023	December 31, 2022
Senior long-term debt:
Senior Secured Credit Facility (stated maturity date of September 18, 2028 as of September 30, 2023; stated maturity date of October 7, 2024 as of December 31, 2022)	$28,000	$100,000
Other debt:
Lines of credit	—	13,778
Notes payable and other debt	49,078	72,209
Total senior and other debt	77,078	185,987
Finance lease obligations and sale-leaseback financings	57,583	48,186
Total long-term debt and finance leases	134,661	234,173
Less: total unamortized deferred financing costs	2,549	2,060
Less: current portion of long-term debt and finance leases	49,053	56,184
Long-term debt and finance leases, less current portion	$83,059	$175,929

Senior Secured Credit Facility

On September 18, 2023, the Company entered into an amendment of its Senior Secured Credit Facility (as defined below) (the “Third Amendment”) to the Third Amended and Restated Credit Agreement, dated as of October 7, 2019 (the “Credit Agreement”; as amended by the First Amendment, dated as of July 20, 2020, the Second Amendment, dated as of December 23, 2022 and, as further amended by the Third Amendment, the “Amended Credit Agreement”). Among other things, the Company incurred a new tranche of revolving credit loans maturing September 2028 (the “Series 2028 Tranche”). The credit available to be borrowed under the Amended Credit Agreement, whether as revolving loans or term loans, if any, are referred to herein collectively as the “Senior Secured Credit Facility.”

The Amended Credit Agreement, among other things, provides for $145,000 of revolving credit loans maturing October 2024 (the “Series 2024 Tranche”) and $155,000 of revolving credit loans under the Series 2028 Tranche for a $300,000 aggregate revolving credit facility (the “Revolving Credit Facility”). As a subfacility under the Revolving Credit Facility, the Amended Credit Agreement provides for letter of credit commitments in the aggregate amount of $10,000. The Amended Credit Agreement also provides, subject to the satisfaction of certain conditions, for incremental revolving and term loan facilities, at the request of the Company, not to exceed (i) the greater of (a) $172,500 and (b) 50% of the Company’s Consolidated EBITDA, plus (ii) additional amounts so long as both immediately before and after giving effect to such incremental facilities the Company’s Consolidated Senior Secured Debt to Consolidated EBITDA Ratio, as defined in the agreement, on a pro forma basis, does not exceed 2.25 to 1.00, plus (iii) the aggregate amounts of any voluntary repayments of term loans, if any, and aggregate amount of voluntary repayments of revolving credit facilities that are accompanied by a corresponding termination or reduction of revolving credit commitments.

The maturity date for the Amended Credit Agreement is September 18, 2028. The Revolving Credit Facility bears interest at a per annum interest rate, at the option of the Company, at either the EURIBOR rate, the Term SOFR rate or the ABR rate plus an applicable margin of 2.50% per annum, 2.25% per annum, 2.00% per annum or 1.75% per annum for EURIBOR loans or Term SOFR loans, and 1.50% per annum, 1.25% per annum, 1.00% per annum or 0.75% per annum for ABR loans, in each case, based on the Company’s Consolidated Total Debt to Consolidated EBITDA ratio as defined in the agreement.

As of September 30, 2023 and December 31, 2022, the Senior Secured Credit Facility had a total outstanding balance of $28,000 and $100,000, respectively.

Estimated Fair Value of Debt

As of September 30, 2023 and December 31, 2022, the estimated fair value of our debt approximated its carrying value.

Certain Covenants

As of September 30, 2023, our Amended Credit Agreement contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Amended Credit Agreement also provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, to exceed 3.00x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The agreement also provides that if (i) the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, is not greater than 3.00x as of such date and (ii) less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of September 30, 2023, these conditions were satisfied and, therefore, we were not subject to the leverage ratio covenant. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of September 30, 2023.

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

Income Tax Contingencies

As of September 30, 2023 and December 31, 2022, Laureate had recorded cumulative liabilities for income tax contingencies of $135,805 and $130,323, respectively.

Non-Income Tax Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of September 30, 2023 and December 31, 2022, approximately $15,800 and $11,400, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets.

We have also identified certain loss contingencies that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies could be up to approximately $17,800 if the outcomes were unfavorable.

Guarantees

In connection with a loan agreement entered into by a Laureate subsidiary in Peru, all of the shares of Universidad Privada del Norte, one of our universities, were pledged to the third-party lender as a guarantee of the payment obligations under the loan.

During the first quarter of 2021, one of our Peruvian institutions issued a bank guarantee in order to appeal a preliminary tax assessment received related to tax audits of 2014 and 2015. As of September 30, 2023 and December 31, 2022, the amount of the guarantee was $7,141 and $7,076, respectively.

Note 9. Stockholders’ Equity

The components of net changes in stockholders’ equity for the fiscal quarters of 2023 are as follows:

	Laureate Education, Inc. Stockholders
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock at cost	Non-controlling interests	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2022	157,013	$923	$2,204,755	$39,244	$(442,424)	$(1,026,272)	$(1,869)	$774,357
Non-cash share-based compensation	—	—	1,124	—	—	—	—	1,124
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	161	1	(448)	—	—	—	—	(447)
Equitable adjustments to stock-based awards	—	—	(13)	—	—	—	—	(13)
Change in noncontrolling interests	—	—	16	—	—	—	(140)	(124)
Net loss	—	—	—	(26,607)	—	—	(155)	(26,762)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	72,791	—	6	72,797
Balance at March 31, 2023	157,174	$924	$2,205,434	$12,637	$(369,633)	$(1,026,272)	$(2,158)	$820,932
Non-cash share-based compensation	—	—	1,976	—	—	—	—	1,976
Retirement of treasury stock	—	(295)	(1,025,977)	—	—	1,026,272	—	—
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	46	—	44	—	—	—	—	44
Equitable adjustments to stock-based awards	—	—	24	—	—	—	—	24
Net income	—	—	—	56,177	—	—	136	56,313
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	92,007	—	(92)	91,915
Balance at June 30, 2023	157,220	$629	$1,181,501	$68,814	$(277,626)	$—	$(2,114)	$971,204
Non-cash share-based compensation	—	—	1,794	—	—	—	—	1,794
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	147	—	1,032	—	—	—	—	1,032
Equitable adjustments to stock-based awards	—	—	2	—	—	—	—	2
Net income	—	—	—	36,158	—	—	(177)	35,981
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	(46,373)	—	2	(46,371)
Balance at September 30, 2023	157,367	$629	$1,184,329	$104,972	$(323,999)	$—	$(2,289)	$963,642

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

The components of net changes in stockholders’ equity for the fiscal quarters of 2022 are as follows:

	Laureate Education, Inc. Stockholders
	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock at cost	Non-controlling interests	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2021	180,611	$915	$2,388,783	$15,523	$(520,204)	$(744,174)	$(1,285)	$1,139,558
Non-cash share-based compensation	—	—	2,762	—	—	—	—	2,762
Purchase of treasury stock at cost	(9,485)	—	—	—	—	(112,874)	—	(112,874)
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	1,379	6	10,716	—	—	—	—	10,722
Equitable adjustments to stock-based awards	—	—	(189)	—	—	—	—	(189)
Net loss	—	—	—	(44,211)	—	—	(469)	(44,680)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	49,573	—	2	49,575
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	14	—	—	14
Balance at March 31, 2022	172,505	$921	$2,402,072	$(28,688)	$(470,617)	$(857,048)	$(1,752)	$1,044,888
Non-cash share-based compensation	—	—	2,360	—	—	—	—	2,360
Purchase of treasury stock at cost	(8,013)	—	—	—	—	(93,362)	—	(93,362)
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	171	1	(472)	—	—	—	—	(471)
Equitable adjustments to stock-based awards	—	—	(35)	—	—	—	—	(35)
Change in noncontrolling interests	—	—	2	—	—	—	(2)	—
Reclassification of redeemable equity to non-redeemable equity	—	—	316	—	—	—	—	316
Net income	—	—	—	43,423	—	—	136	43,559
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	17,969	—	3	17,972
Balance at June 30, 2022	164,663	$922	$2,404,243	$14,735	$(452,648)	$(950,410)	$(1,615)	$1,015,227
Non-cash share-based compensation	—	—	1,849	—	—	—	—	1,849
Purchase of treasury stock at cost	(77)	—	—	—	—	(862)	—	(862)
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	63	—	199	—	—	—	—	199
Special cash distribution accrued on outstanding common stock	—	—	(136,642)	—	—	—	—	(136,642)
Equitable adjustments to stock-based awards	—	—	(770)	—	—	—	—	(770)
Net income	—	—	—	31,117	—	—	(81)	31,036
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	(42,160)	—	(1)	(42,161)
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	983	—	—	983
Balance at September 30, 2022	164,649	$922	$2,268,879	$45,852	$(493,825)	$(951,272)	$(1,697)	$868,859

2022 Special Cash Distribution

As previously disclosed in the 2022 Form 10-K, on September 14, 2022, the Company announced that its Board approved, pursuant to the previously announced adoption of a Partial Liquidation Plan related to the distribution of net proceeds from the Company’s sale of Walden e-Learning LLC (the Walden Sale), the payment of a special cash distribution (the October 2022 Distribution) equal to $0.83 per each share of the Company’s common stock, par value $0.004 per share, to each holder of record on September 28, 2022. The proceeds that were distributed were attributable to the release during the third quarter of 2022 of $71,700 of escrowed funds from the Walden Sale, plus remaining net proceeds that had yet to be distributed. On October 12, 2022, the Company paid approximately $136,600 related to the October 2022 Distribution, which was the final distribution pursuant to the Partial Liquidation Plan.

Share-based Compensation Expense

During the three and nine months ended September 30, 2023 and 2022, the Company recorded share-based compensation expense for restricted stock unit awards of $1,794 and $1,849, respectively, and $4,894 and $6,971, respectively.

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

	September 30, 2023			December 31, 2022
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation adjustment	$(333,827)	$875	$(332,952)	$(452,252)	$959	$(451,293)
Unrealized gain on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(588)	—	(588)	(588)	—	(588)
Accumulated other comprehensive loss	$(323,999)	$875	$(323,124)	$(442,424)	$959	$(441,465)

Note 10. Income Taxes

Laureate's income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the nine months ended September 30, 2023 and 2022 are based on estimated full-year effective tax rates, adjusted for discrete income tax items related specifically to the interim periods. Laureate has operations in multiple countries at various statutory tax rates and other operations that are loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss.

For the nine months ended September 30, 2023, the Company recognized income tax expense of $101,379, as compared to $159,213 in the prior year period.

Income tax expense for the nine months ended September 30, 2023 was attributable to pretax income, the jurisdictional mix of earnings, and pretax losses for which the Company cannot recognize a tax benefit.

Income tax expense for the nine months ended September 30, 2022 was attributable to pretax income, the jurisdictional mix of earnings, pretax losses for which the Company cannot recognize a tax benefit, and a discrete tax expense of approximately $32,500 that was recorded for income tax reserves related to the application of the high-tax exception to global intangible low-taxed income.

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

The following tables summarize the computations of basic and diluted earnings (loss) per share:

For the three months ended September 30,	2023	2022
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Income from continuing operations	$35,735	$31,852
Loss attributable to noncontrolling interests	177	81
Net income from continuing operations for basic and diluted earnings per share	$35,912	$31,933

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Net income (loss) from discontinued operations for basic and diluted earnings per share	$246	$(816)

Denominator used in basic and diluted earnings per common share:
Basic weighted average shares outstanding	157,268	164,645
Dilutive effect of stock options	226	221
Dilutive effect of restricted stock units	310	149
Diluted weighted average shares outstanding	157,804	165,015

Basic and diluted earnings per share:
Income from continuing operations	$0.23	$0.19
Income (loss) from discontinued operations	—	—
Basic and diluted earnings per share	$0.23	$0.19

For the nine months ended September 30,	2023	2022
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Income from continuing operations	$69,337	$25,851
Loss attributable to noncontrolling interests	196	414
Net income from continuing operations for basic and diluted earnings per share	$69,533	$26,265

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Net (loss) income from discontinued operations for basic and diluted earnings per share	$(3,805)	$4,064

Denominator used in basic and diluted earnings (loss) per common share:
Basic weighted average shares outstanding	157,217	169,885
Dilutive effect of stock options	219	302
Dilutive effect of restricted stock units	234	173
Diluted weighted average shares outstanding	157,670	170,360

Basic and diluted earnings per share:
Income from continuing operations	$0.44	$0.15
(Loss) income from discontinued operations	(0.02)	0.02
Basic and diluted earnings per share	$0.42	$0.17

The following table summarizes the number of stock options and restricted stock units that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Stock options	—	14	—	54
Restricted stock units	—	284	12	239

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

Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations. Except as set forth below, there have been no material changes to the laws and regulations affecting our higher education institutions that are described in our 2022 Form 10-K.

Peru Regulation

Superintendencia Nacional de Educación Superior Universitaria (“SUNEDU”), the regulatory agency that supervises university standards and quality in Peru, is currently reviewing all regulations applicable to universities, with new regulations expected to be announced at a future time. This follows the appointment of new members to the board of SUNEDU in the first quarter of 2023 in connection with the implementation of the July 2022 law that modified SUNEDU’s board representation and authority.

On March 30, 2023, Cibertec, the Company’s technical-vocational institute, was granted a higher education colleges license for a six-year period. This license will now allow Cibertec to offer four-year programs for professional bachelor degrees.

Note 13. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the September 30, 2022 balance. The September 30, 2023 and September 30, 2022 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022	December 31, 2022
Cash and cash equivalents	$130,862	$319,039	$85,167
Restricted cash	7,587	17,448	8,617
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$138,449	$336,487	$93,784

Restricted cash represents cash that is not immediately available for use in current operations.

Note 14. Subsequent Events

Special Cash Dividend

On October 30, 2023, the Board of Directors of the Company approved the payment of a special cash dividend (the 2023 Special Dividend) equal to $0.70 per each share of the Company’s common stock, par value $0.004 per share, to each holder of record on November 15, 2023. The Special Dividend is scheduled to be paid on November 30, 2023. Based on the current number of shares outstanding, the aggregate amount of the 2023 Special Dividend is expected to be approximately $110,000.

In connection with the 2023 Special Dividend, the Board of Directors approved certain required adjustments under the Company’s equity award compensation plans. Subject to the payment of the 2023 Special Dividend, the exercise price of the Company’s options will be reduced by $0.70 per share, and holders of restricted and performance stock units will receive an amount in cash equal to $0.70 per unvested stock unit held payable when such unit vests. If all outstanding stock units vest, the aggregate amount to be paid in respect of the units will be approximately $700.

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

Overview

Our Business

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. Collectively, we have approximately 458,700 students enrolled at five institutions in these two countries. We believe that the higher education markets in Mexico and Peru present an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in those markets. We believe that the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education, creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy. We have two reportable segments as described below. We group our institutions by geography in Mexico and Peru for reporting purposes.

Assets Held for Sale

As discussed in Note 3, Assets Held for Sale, of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the Company has undertaken a process to sell two of our subsidiaries in Mexico that operate K-12 educational programs. As such, these subsidiaries are classified as assets held for sale as of September 30, 2023. The planned sale does not represent a strategic shift and therefore does not qualify for presentation as a discontinued operation in the consolidated financial statements. The completion of the sale is not expected to have a material effect on our financial results.

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

The following information for our reportable segments is presented as of September 30, 2023:

	Institutions	Enrollment	2023 YTD Revenues ($ in millions)	% Contribution to 2023 YTD Revenues
Mexico	2	248,500	$559.5	52%
Peru	3	210,200	515.4	48%
Total	5	458,700	$1,074.9	100%

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

Results of Operations

The following discussion of the results of our operations is organized as follows:

•Summary Comparison of Consolidated Results;
•Non-GAAP Financial Measure; and
•Segment Results.

Comparison of Consolidated Results for the Three Months Ended September 30, 2023 and 2022

			% Change
			Better/(Worse)
(in millions)	2023	2022	2023 vs. 2022
Revenues	$361.5	$301.0	20%
Direct costs	291.1	229.4	(27)%
General and administrative expenses	11.8	15.3	23%
Operating income	58.7	56.3	4%
Interest expense, net of interest income	(2.4)	(1.7)	(41)%
Other non-operating income	13.2	16.5	(20)%
Income from continuing operations before income taxes	69.5	71.1	(2)%
Income tax expense	(33.7)	(39.3)	14%
Income from continuing operations	35.7	31.9	12%
Income (loss) from discontinued operations, net of tax	0.2	(0.8)	125%
Net income	36.0	31.0	16%
Net loss attributable to noncontrolling interests	0.2	0.1	(100)%
Net income attributable to Laureate Education, Inc.	$36.2	$31.1	16%

Comparison of Consolidated Results for the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

Revenues increased by $60.5 million to $361.5 million for the three months ended September 30, 2023 (the 2023 fiscal quarter) from $301.0 million for the three months ended September 30, 2022 (the 2022 fiscal quarter). This increase in revenues was attributable to: (1) the effect of a net change in foreign currency exchange rates, which increased revenues by $37.8 million, mainly due to the strengthening of the Mexican peso against the USD compared to the 2022 fiscal quarter; (2) higher average total organic enrollment at our institutions during the 2023 fiscal quarter, which increased revenues by $16.0 million compared to the 2022 fiscal quarter; and (3) the effect of changes in tuition rates and enrollments in programs at varying price points (product mix), pricing and timing, which increased revenues by $7.4 million compared to the 2022 fiscal quarter. These increases in revenues were partially offset by other Corporate changes, which accounted for a decrease in revenues of $0.7 million.

Direct costs and general and administrative expenses combined increased by $58.2 million to $302.9 million for the 2023 fiscal quarter from $244.7 million for the 2022 fiscal quarter. The increase in direct costs was primarily driven by the effect of a net change in foreign currency exchange rates, which increased costs by $33.0 million, mainly due to the strengthening of the Mexican peso against the USD compared to the 2022 fiscal quarter. In addition, the effect of operational changes increased costs by $27.9 million, primarily due to the result of higher enrollment at our institutions. These increases in direct costs were partially offset by a decrease of $2.7 million in Corporate expenses.

Operating income increased by $2.4 million to $58.7 million for the 2023 fiscal quarter from $56.3 million for the 2022 fiscal quarter. The increase in operating income was mainly driven by higher operating income at our Peru segment, combined with lower operating costs at Corporate, partially offset by lower operating income at our Mexico segment that was partly due to lease exit costs.

Interest expense, net of interest income increased by $0.7 million to $2.4 million for the 2023 fiscal quarter from $1.7 million for the 2022 fiscal quarter. The increase in interest expense was primarily attributable to higher average debt balances compared to the 2022 fiscal quarter.

Other non-operating income decreased by $3.3 million to $13.2 million for the 2023 fiscal quarter from $16.5 million for the 2022 fiscal quarter. This decrease was primarily attributable to a lower gain on foreign currency exchange of $5.3 million compared to the 2022 fiscal quarter, mainly related to intercompany loan arrangements. In addition, other income was lower by $1.3 million compared to the 2022 fiscal quarter. These decreases in other non-operating income were partially offset by a gain on disposal of subsidiaries of $3.3 million during the 2023 fiscal quarter, which was primarily attributable to the release of accumulated foreign currency translation gain upon the liquidation of a subsidiary.

Income tax expense decreased by $5.6 million to $33.7 million for the 2023 fiscal quarter from $39.3 million for the 2022 fiscal quarter. This decrease was primarily attributable to changes in the jurisdictional mix of earnings.

Summary Comparison of Consolidated Results

Comparison of Consolidated Results for the Nine Months Ended September 30, 2023 and 2022

			% Change
			Better/(Worse)
(in millions)	2023	2022	2023 vs. 2022
Revenues	$1,074.9	$895.9	20%
Direct costs	810.4	655.1	(24)%
General and administrative expenses	34.0	48.8	30%
Loss on impairment of assets	1.6	0.1	nm
Operating income	228.8	192.0	19%
Interest expense, net of interest income	(10.3)	(6.0)	(72)%
Other non-operating expense	(47.8)	(1.0)	nm
Income from continuing operations before income taxes and equity in net income of affiliates	170.7	185.0	(8)%
Income tax expense	(101.4)	(159.2)	36%
Equity in net income of affiliates, net of tax	—	0.1	(100)%
Income from continuing operations	69.3	25.9	168%
(Loss) income from discontinued operations, net of tax	(3.8)	4.1	(193)%
Net income	65.5	29.9	119%
Net loss attributable to noncontrolling interests	0.2	0.4	50%
Net income attributable to Laureate Education, Inc.	$65.7	$30.3	117%
nm - percentage changes not meaningful

Comparison of Consolidated Results for the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

Revenues increased by $179.0 million to $1,074.9 million for the nine months ended September 30, 2023 (the 2023 fiscal period) from $895.9 million for the nine months ended September 30, 2022 (the 2022 fiscal period). This increase was attributable to: (1) the effect of a net change in foreign currency exchange rates, which increased revenues by $79.3 million, mostly driven by the strengthening of the Mexican peso against the USD compared to the 2022 fiscal period; (2) higher average total organic enrollment at our institutions, which increased revenues by $62.8 million compared to the 2022 fiscal period; and (3) the effect of product mix, pricing and timing, which increased revenues by $40.7 million for the 2023 fiscal period. These increases in revenues were partially offset by other Corporate changes, which accounted for a decrease in revenues of $3.8 million.

Direct costs and general and administrative expenses combined increased by $140.5 million to $844.4 million for the 2023 fiscal period from $703.9 million for the 2022 fiscal period. The effect of operational changes, mostly attributable to the effect of higher enrollments at our institutions as well as return-to-campus expenses, increased direct costs by $87.8 million compared to the 2022 fiscal period. Additionally, the effect of a net change in foreign currency exchange rates increased costs by $64.9 million compared to the 2022 fiscal period. These increases in direct costs were partially offset by other Corporate expenses, which accounted for a decrease in costs of $12.2 million in the 2023 fiscal period.

Operating income increased by $36.8 million to $228.8 million for the 2023 fiscal period from $192.0 million for the 2022 fiscal period. This increase was primarily a result of higher operating income at both our Mexico and Peru segments, combined with lower operating costs at Corporate, as compared to the 2022 fiscal period.

Interest expense, net of interest income increased by $4.3 million to $10.3 million for the 2023 fiscal period from $6.0 million for the 2022 fiscal period. The increase in interest expense was primarily attributable to higher average debt balances compared to the 2022 fiscal period.

Other non-operating expense increased by $46.8 million to $47.8 million for the 2023 fiscal period from $1.0 million for the 2022 fiscal period. This increase was attributable to a higher loss on foreign currency exchange of $48.7 million compared to the 2022 fiscal period, mainly related to intercompany loan arrangements. Additionally, other income was lower by $0.2 million compared to the 2022 fiscal period. These increases in other non-operating expense were partially offset by higher gain on disposal of subsidiaries of $2.1 million, primarily attributable to the release of accumulated foreign currency translation gains upon the liquidation of certain subsidiaries.

Income tax expense decreased by $57.8 million to $101.4 million for the 2023 fiscal period from $159.2 million for the 2022 fiscal period. This decrease was primarily attributable to a discrete tax expense recorded during the 2022 fiscal period of approximately $32.5 million for income tax reserves related to the application of the high-tax exception to global intangible low-taxed income. The remaining difference was primarily attributable to the change in the jurisdictional mix of earnings.

(Loss) income from discontinued operations, net of tax changed by $7.9 million to a loss of $(3.8) million for the 2023 fiscal period from income of $4.1 million for the 2022 fiscal period. This change was primarily attributable to changes in estimates during the 2023 fiscal period regarding the realizability of certain receivables from previous divestitures, combined with the year-over-year impact of a gain recognized during the 2022 fiscal period upon completion of the transfer of certain leases related to our former operations in Chile.

Non-GAAP Financial Measure

We define Adjusted EBITDA as net income (loss), before (income) loss from discontinued operations, net of tax, equity in net (income) loss of affiliates, net of tax, income tax expense (benefit), (gain) loss on disposal of subsidiaries, net, foreign currency exchange (gain) loss, net, other (income) expense, net, interest expense and interest income, plus depreciation and amortization, share-based compensation expense, loss on impairment of assets and expenses related to our Excellence-in-Process (EiP) initiative. Adjusted EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures.

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

The following table presents Adjusted EBITDA and reconciles Net income to Adjusted EBITDA for the three months ended September 30, 2023 and 2022:

			% Change
			Better/(Worse)
(in millions)	2023	2022	2023 vs. 2022
Net income	$36.0	$31.0	16%
Plus:
(Income) loss from discontinued operations, net of tax	(0.2)	0.8	125%
Income from continuing operations	35.7	31.9	12%
Plus:
Income tax expense	33.7	39.3	14%
Income from continuing operations before income taxes	69.5	71.1	(2)%
Plus:
Gain on disposal of subsidiaries, net	(3.3)	—	nm
Foreign currency exchange gain, net	(9.8)	(15.1)	(35)%
Other income, net	(0.1)	(1.4)	(93)%
Interest expense	5.2	3.7	(41)%
Interest income	(2.8)	(2.0)	40%
Operating income	58.7	56.3	4%
Plus:
Depreciation and amortization	17.9	14.5	(23)%
EBITDA	76.6	70.8	8%
Plus:
Share-based compensation expense (a)	1.8	1.8	—%
EiP implementation expenses (b)	—	0.2	100%
Adjusted EBITDA	$78.4	$72.8	8%
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

Comparison of Depreciation and Amortization for the Three Months Ended September 30, 2023 and 2022

Depreciation and amortization increased by $3.4 million to $17.9 million for the 2023 fiscal quarter from $14.5 million for the 2022 fiscal quarter. The effects of foreign currency exchange increased depreciation and amortization expense by $2.1 million for the 2023 fiscal quarter. Other items increased depreciation and amortization by $1.3 million.

The following table presents Adjusted EBITDA and reconciles Net income to Adjusted EBITDA for the nine months ended September 30, 2023 and 2022:

			% Change
			Better/(Worse)
(in millions)	2023	2022	2023 vs. 2022
Net income	$65.5	$29.9	119%
Plus:
Loss (income) from discontinued operations, net of tax	3.8	(4.1)	(193)%
Income from continuing operations	69.3	25.9	168%
Plus:
Equity in net income of affiliates, net of tax	—	(0.1)	(100)%
Income tax expense	101.4	159.2	36%
Income from continuing operations before income taxes and equity in net income of affiliates	170.7	185.0	(8)%
Plus:
Gain on disposal of subsidiaries, net	(3.6)	(1.5)	140%
Foreign currency exchange loss, net	51.6	2.9	nm
Other income, net	(0.2)	(0.4)	(50)%
Interest expense	17.3	11.6	(49)%
Interest income	(6.9)	(5.6)	23%
Operating income	228.8	192.0	19%
Plus:
Depreciation and amortization	52.0	43.6	(19)%
EBITDA	280.8	235.6	19%
Plus:
Share-based compensation expense (a)	4.9	7.0	30%
Loss on impairment of assets (b)	1.6	0.1	nm
EiP implementation expenses (c)	—	1.3	100%
Adjusted EBITDA	$287.3	$244.1	18%
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
Comparison of Depreciation and Amortization, and Share-based Compensation Expense for the Nine Months Ended September 30, 2023 and 2022
Depreciation and amortization increased by $8.4 million to $52.0 million for the 2023 fiscal period from $43.6 million for the 2022 fiscal period. The effects of foreign currency exchange increased depreciation and amortization expense by $4.0 million for the 2023 fiscal period. Other items increased depreciation and amortization by $4.4 million.

Share-based compensation expense decreased by $2.1 million to $4.9 million for the 2023 fiscal period from $7.0 million for the 2022 fiscal period. The decrease is primarily related to accelerated vesting of unvested equity awards that occurred during the 2022 fiscal period for employees terminated in connection with the now-completed strategic review process.

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

The following tables, derived from our consolidated financial statements included elsewhere in this Form 10-Q, presents selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended September 30,	2023	2022	2023 vs. 2022
Revenues:
Mexico	$185.4	$147.8	25%
Peru	176.2	152.5	16%
Corporate	—	0.7	(100)%
Consolidated Total Revenues	$361.5	$301.0	20%

Adjusted EBITDA:
Mexico	$21.9	$23.4	(6)%
Peru	66.3	61.2	8%
Corporate	(9.9)	(11.9)	17%
Consolidated Total Adjusted EBITDA	$78.4	$72.8	8%

(in millions)			% Change
			Better/(Worse)
For the nine months ended September 30,	2023	2022	2023 vs. 2022
Revenues:
Mexico	$559.5	$435.0	29%
Peru	515.4	457.1	13%
Corporate	—	3.8	(100)%
Consolidated Total Revenues	$1,074.9	$895.9	20%

Adjusted EBITDA:
Mexico	$109.1	$79.8	37%
Peru	207.1	201.4	3%
Corporate	(28.8)	(37.2)	23%
Consolidated Total Adjusted EBITDA	$287.3	$244.1	18%

Mexico

Financial Overview

Comparison of Mexico Results for the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2022	$147.8	$124.4	$23.4
Organic enrollment (1)	11.1
Product mix, pricing and timing (1)	(2.3)
Organic constant currency	8.8	14.2	(5.4)
Foreign exchange	28.8	25.2	3.6
Other (2)	—	(0.3)	0.3
September 30, 2023	$185.4	$163.5	$21.9
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $37.6 million, a 25% increase from the 2022 fiscal quarter.
•Organic enrollment increased during the fiscal quarter by 9%, increasing revenues by $11.1 million.
•Revenues from our Mexico segment represented 51% of our consolidated total revenues for the 2023 fiscal quarter, compared to 49% for the 2022 fiscal quarter.
Adjusted EBITDA decreased by $1.5 million, a 6% decrease from the 2022 fiscal quarter, partly due to lease exit costs.

Comparison of Mexico Results for the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2022	$435.0	$355.2	$79.8
Organic enrollment (1)	40.0
Product mix, pricing and timing (1)	16.5
Organic constant currency	56.5	41.4	15.1
Foreign exchange	68.0	54.2	13.8
Other (2)	—	(0.4)	0.4
September 30, 2023	$559.5	$450.4	$109.1
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $124.5 million, a 29% increase from the 2022 fiscal period.
•Organic enrollment increased during the 2023 fiscal period by 10%, increasing revenues by $40.0 million.
•Revenues from our Mexico segment represented 52% of our consolidated total revenues for the 2023 fiscal period, compared to 49% for the 2022 fiscal period.

Adjusted EBITDA increased by $29.3 million, a 37% increase from the 2022 fiscal period, mainly driven by higher revenues, partially offset by higher costs associated with return-to-campus expenses.

Peru

Financial Overview

Comparison of Peru Results for the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2022	$152.5	$91.3	$61.2
Organic enrollment (1)	4.9
Product mix, pricing and timing (1)	9.8
Organic constant currency	14.7	12.9	1.8
Foreign exchange	9.0	5.7	3.3
September 30, 2023	$176.2	$109.9	$66.3
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $23.7 million, a 16% increase from the 2022 fiscal quarter.
•Organic enrollment increased during the 2023 fiscal quarter by 5%, increasing revenues by $4.9 million.
•Revenues from our Peru segment represented 49% of our consolidated total revenues for the 2023 fiscal quarter, compared to 51% for the 2022 fiscal quarter.

Adjusted EBITDA increased by $5.1 million, an 8% increase from the 2022 fiscal quarter.

Comparison of Peru Results for the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2022	$457.1	$255.7	$201.4
Organic enrollment (1)	22.8
Product mix, pricing and timing (1)	24.2
Organic constant currency	47.0	45.9	1.1
Foreign exchange	11.3	6.7	4.6
September 30, 2023	$515.4	$308.3	$207.1
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $58.3 million, a 13% increase from the 2022 fiscal period.
•Organic enrollment increased during the 2023 fiscal period by 6%, increasing revenues by $22.8 million.
•Revenues from our Peru segment represented 48% of our consolidated total revenues for the 2023 fiscal period compared to 51% for the 2022 fiscal period.

Adjusted EBITDA increased by $5.7 million from the 2022 fiscal period, which was net of higher costs associated with return-to-campus expenses.

Corporate

Corporate revenues primarily represent miscellaneous other revenues, net of the elimination of intersegment revenues. In 2022, corporate revenues also included transition services agreements related to previous divestitures.

Comparison of Corporate Results for the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

			% Change
			Better/(Worse)
(in millions)	2023	2022	2023 vs. 2022
Revenues	$—	$0.7	(100)%
Expenses	9.9	12.6	21%
Adjusted EBITDA	$(9.9)	$(11.9)	17%

Comparison of Corporate Results for the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

			% Change
			Better/(Worse)
(in millions)	2023	2022	2023 vs. 2022
Revenues	$—	$3.8	(100)%
Expenses	28.8	41.0	30%
Adjusted EBITDA	$(28.8)	$(37.2)	23%

Adjusted EBITDA increased by $8.4 million, a 23% increase from the 2022 fiscal period, mainly driven by a decrease in contract labor expenses and other professional fees, as well as a reduction in IT-related costs.

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

As of September 30, 2023, our secondary source of liquidity was cash and cash equivalents of $130.9 million. Our cash accounts are maintained with high-quality financial institutions.

The Company also maintains a revolving credit facility (the Senior Secured Credit Facility) with a syndicate of financial institutions as a source of liquidity. The Senior Secured Credit Facility, pursuant to the Third Amended and Restated Credit Agreement, dated as of October 7, 2019 (the “Credit Agreement”, as amended by the First Amendment, dated as of July 20, 2020, the Second Amendment, dated as of December 23, 2022, and, as further amended by the Third Amendment, dated as of September 18, 2023, the “Amended Credit Agreement”), provides for borrowings of $145.0 million of revolving credit loans maturing October 2024 (the Series 2024 Tranche) and $155.0 million of revolving credit loans maturing in September 18, 2028 (the Series 2028 Tranche) for a $300.0 million aggregate revolving credit facility (the revolving credit facility). From time to time, we draw down on the revolver and, in accordance with the terms of the credit agreement, any proceeds drawn on the revolving credit facility may be used for general corporate purposes. As of September 30, 2023, the Company had borrowed $28.0 million of the $300.0 million of available capacity.

If certain conditions are satisfied, the Amended Credit Agreement also provides for an incremental revolving and term loan facilities, at the request of the Company, not to exceed (i) the greater of (a) $172.5 million and (b) 50% of the consolidated EBITDA of the Company, plus (ii) additional amounts so long as both immediately before and after giving effect to such incremental facilities the Company’s Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, on a pro forma basis, does not exceed 2.25x, plus (iii) the aggregate amounts of any voluntary repayments of term loans, if any, and aggregate amount of voluntary repayments of revolving credit facilities that are accompanied by a corresponding termination or reduction of revolving credit commitments.

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $7.6 million as of September 30, 2023 and $8.6 million as of December 31, 2022. Restricted cash consisted of cash equivalents held as assets for a supplemental employment retention agreement for a former executive.

Indefinite Reinvestment of Historical Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As of September 30, 2023, $121.3 million of our total $130.9 million of cash and cash equivalents were held by foreign subsidiaries. As of December 31, 2022, $77.3 million of our total $85.2 million of cash and cash equivalents were held by foreign subsidiaries. As part of our business strategies, we have determined that the undistributed historical earnings of our foreign operations for which we have not already recorded taxes will be deemed indefinitely reinvested outside of the United States.

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

Debt

As of September 30, 2023, our debt obligations consisted of $28.0 million of borrowings under the Senior Secured Credit Facility and $49.1 million of other debt. Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries and notes payable. In addition, our finance lease obligations and sale-leaseback financings were $57.6 million.

Covenants

Under the Amended Credit Agreement, we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant that applies only to the revolving credit facility (a leverage ratio covenant), as defined in the Amended Credit Agreement, unless certain conditions are satisfied. As of September 30, 2023, those conditions were satisfied and, therefore, we were not subject to the leverage ratio covenant. The maximum ratio, as defined, is 3.00x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with those covenants as of September 30, 2023.

Leases

We conduct a significant portion of our operations from leased facilities, including many of our higher education facilities and other office locations. As discussed in Note 7, Leases, of our consolidated financial statements included elsewhere in this Form 10-Q, we have significant operating lease liabilities. As of September 30, 2023 and December 31, 2022, the present value of operating lease liabilities was $393.2 million and $415.9 million, respectively.

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

Our total capital expenditures, excluding receipts from the sale of subsidiaries and property equipment, were $26.7 million and $17.1 million during the nine months ended September 30, 2023 and 2022, respectively. The 56% increase in capital expenditures was primarily due to investment in equipment for health science programs in Peru as well as campus expansion and digital innovation in Mexico.

Special Cash Dividend

On October 30, 2023, the Board of Directors of the Company approved the payment of a special cash dividend (the 2023 Special Dividend) equal to $0.70 per each share of the Company’s common stock, par value $0.004 per share, to each holder of record on November 15, 2023. The 2023 Special Dividend is scheduled to be paid on November 30, 2023. Based on the current number of shares outstanding, the aggregate amount of the 2023 Special Dividend is expected to be approximately $110.0 million.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2023 and 2022:

(in millions)	2023	2022
Cash provided by (used in):
Operating activities	$187.4	$154.7
Investing activities	(26.2)	66.3
Financing activities	(120.2)	(236.5)
Effects of exchange rates changes on cash	4.0	6.4
Change in cash included in current assets held for sale	(0.3)	—
Net change in cash and cash equivalents and restricted cash	$44.7	$(9.1)

Comparison of Cash Flows for the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

Operating Activities
Cash provided by operating activities increased by $32.7 million to $187.4 million for the 2023 fiscal period from $154.7 million for the 2022 fiscal period. This increase in operating cash was attributable to higher operating income, combined with the net effect of changes in operating assets and liabilities, which increased operating cash by $80.9 million compared to the 2022 fiscal period. This increase in operating cash was partially offset by an increase in cash paid for taxes of $44.3 million, from $75.7 million for the 2022 fiscal period to $120.0 million for the 2023 fiscal period, which was a result of higher tax prepayments during the 2023 fiscal period in Mexico and Peru, partially offset by tax refunds in the United States. Additionally, cash paid for interest increased by $3.9 million, from $12.4 million for the 2022 fiscal period to $16.3 million for the 2023 fiscal period, primarily due to higher average debt balances.

Investing Activities

Cash flows from investing activities decreased by $92.5 million to a cash outflow of $(26.2) million for the 2023 fiscal period from a cash inflow of $66.3 million for the 2022 fiscal period. This decrease in investing cash flows was attributable to lower cash receipts from the sales of Discontinued Operations and property and equipment of $82.9 million, from $83.4 million, net, during the 2022 fiscal period (primarily related to the receipt of the escrow receivable in connection with the 2021 sale of Walden University and the collection of certain receivables from the 2021 sale of our Brazilian operations) to $0.5 million during the 2023 fiscal period. Additionally, cash used for capital expenditures increased by $9.6 million during the 2023 fiscal period, as compared to the 2022 fiscal period, mainly driven by investment in equipment for health science programs in Peru as well as campus expansion and digital innovation in Mexico.

Financing Activities

Cash used in financing activities decreased by $116.3 million to $(120.2) million for the 2023 fiscal period from $(236.5) million for the 2022 fiscal period. This decrease in financing cash outflows was attributable to the period-over-period effect of $207.2 million of payments made during the 2022 fiscal period for common stock repurchases. In addition, payments of dividend equivalent rights for vested share-based awards were lower by $2.3 million for the 2023 fiscal period compared to

2022 fiscal period. These decreases in financing cash outflows were partially offset by: (1) higher net payments of long-term debt during the 2023 fiscal period of $83.8 million; (2) lower proceeds from the exercise of stock options of $8.7 million compared to the 2022 fiscal period; and (3) payments of $1.3 million during the 2023 fiscal period in connection with the amendment of our Senior Secured Credit Facility. Other items accounted for the remaining difference of $0.6 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2022 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2022 Form 10-K. During the nine months ended September 30, 2023, there were no significant changes to our critical accounting policies.

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

Changes in Internal Controls over Financial Reporting

During the third quarter of 2023, the Company upgraded to a new cloud-based system for its planning and financial consolidation and close processes. This system implementation was not made in response to any identified deficiency or weakness in our internal control over financial reporting.

Except as noted above, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

During the three months ended September 30, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1*	Third Amendment dated as of September 18, 2023 to Third Amended and Restated Credit Agreement by Laureate Education, Inc. and Citibank, N.A., as administrative agent
10.2*†	Fourth Amendment to Independent Contractor and Consultant Agreement as of September 18, 2023 between Laureate Education, Inc. and MC Consultoria and Assesoria Empresarial LTDA
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ RICHARD M. BUSKIRK
Richard M. Buskirk
Senior Vice President and Chief Financial Officer
Date: November 2, 2023

/s/ GERARD M. KNAUER
Gerard M. Knauer
Vice President, Accounting and Global Controller
Date: November 2, 2023