Form 10-K
period 2023-12-31
LAUREATE EDUCATION, INC.
filed 2024-02-22
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the ﬁnancial statements of the registrant included in the ﬁling reﬂect the correction of an error to previously issued ﬁnancial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $1.602 billion (based on the closing price of the registrant's common stock on that date as reported on the Nasdaq Global Select Market).
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2024
Common stock, par value $0.004 per share	157,589,706 shares
Documents Incorporated by Reference
The registrant incorporates by reference its definitive proxy statement with respect to its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10‑K.

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

General

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. These institutions, which we collectively refer to as the Laureate International Universities network, are leading brands in their respective markets and offer a broad range of undergraduate and graduate degrees through campus-based, online and hybrid programs. Collectively, we have approximately 448,900 students enrolled at five institutions with over 50 campuses as of December 31, 2023. Our institutions in Mexico and Peru operate within scaled country networks, which provide advantages in terms of shared infrastructure, technology, curricula and operational best practices. Our students are enrolled at traditional, campus-based institutions offering multi-year degrees, with an average program length of four years, similar to leading private and public higher education institutions in developed markets such as the United States and Europe.

Our programs are designed with a distinct emphasis on applied, professional-oriented content for growing career fields and are focused on academic disciplines that we believe offer strong employment opportunities and high earnings potential for our students. We continually and proactively adapt our curriculum to the needs of the market. In particular, we emphasize science, technology, engineering and math (STEM) and business disciplines, areas in which we believe that there is large and growing demand, especially in developing countries. Students pursuing degrees in Medicine & Health Sciences, Engineering & Information Technology and Business & Management, our three largest disciplines, constitute approximately 70% of our total post-secondary enrollments. We believe that the work of our graduates in these disciplines creates a positive impact on the communities we serve and strengthens our institutions’ reputations within their respective markets. Our focus on private-pay and our track record for delivering high-quality outcomes to our students, while stressing affordability and accessibility, has been a key reason for our long record of success.
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

Country	Institution	Enrollment at December 31, 2023	Market Segment	QS Stars™ Overall University Rating	Ratings/Rankings
Mexico	Universidad del Valle de México (UVM)	113,200	Premium/ Traditional	««««	•Ranked Top 10 university in Mexico
					•5-Star rated by QS Stars™ in categories of Employability, Inclusiveness, Online Learning & Social Responsibility
Mexico	Universidad Tecnológica de México (UNITEC)	128,800	Value/Teaching	«««	•Largest private university in Mexico
					•5-Star rated by QS Stars™ in categories of Employability, Inclusiveness, Online Learning & Social Responsibility
Peru	Universidad Peruana de Ciencias Aplicadas (UPC)	69,700	Premium/Traditional	««««	•Ranked Top 5 university in Peru
					•5-Star rated by QS Stars™ in categories of Employability, Inclusiveness, Online Learning & Social Responsibility
Peru	Universidad Privada del Norte (UPN)	117,200	Value/Teaching	««««	•3rd largest private university in Peru
					•5-Star rated by QS Stars™ in categories of Employability, Inclusiveness, Online Learning & Social Responsibility
Peru	CIBERTEC	20,000	Tech/Voc	N/A	•3rd largest private tech/voc institute in Peru
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

Our program and level of study mix for 2023 was as follows:

Our Segments

We have two reportable segments, which are summarized in the charts below. The following information for our segments is presented as of December 31, 2023.

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

Favorable industry dynamics in Mexico and Peru driving growth in the higher education sector include the following:

Large, Growing and Underpenetrated Population of Qualified Higher Education Students. In many countries, including throughout Latin America and other developing regions, there is growing demand for higher education based on favorable demographics, increasing secondary completion rates and increasing higher education participation rates, resulting in continued growth in higher education enrollments. While global participation rates have increased for traditional higher education students (defined as 18-24 year olds), the market for higher education in Mexico and Peru is still significantly underpenetrated, at approximately 34% and 52%, respectively, as compared to approximately 60% in the United States.

Strong Economic Incentives for Higher Education. According to data from the Organization for Economic Co-operation and Development (“OECD”), in countries that are members of the OECD, the earnings from employment for younger adults (25-34 years) completing higher education was approximately 66% higher, and the earnings advantage was more than twice as much among older adults (45-54 years), than those of younger and older adults with only an upper secondary education. We believe that the cumulative impact of favorable demographic and socio-economic trends, coupled with the superior earnings potential of higher education graduates, will continue to expand the market for private higher education.

Increasing Role of the Private Sector in Higher Education. In both Mexico and Peru, the private sector plays a meaningful role in higher education, bridging supply and demand imbalances created by a lack of capacity at public universities. In Mexico, private education providers constitute 37% of the total higher-education market (43% in states in which we have operations). In Peru, private education providers constitute 74% of the total higher-education market. In addition to capacity limitations, we believe that limited public resources, and the corresponding policy reforms to make higher education systems less dependent on the financial and operational support of local governments, have resulted in increased enrollments in private institutions relative to public institutions.

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

In addition, many of our institutions and programs have earned the highest accreditation available, which provides us with a strong competitive advantage in local markets. For example, medical school licenses are often the most difficult to obtain and are only granted to institutions that meet rigorous standards. Throughout Mexico and Peru we operate 17 medical and seven dental schools. We believe that the establishment of our medical and dental schools further validates the quality of our institutions and programs and increases brand awareness.

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

Attractive Financial Model.

•Private Pay Model. Essentially all of our revenues for 2023 were generated from private pay sources, as there are no material government-sponsored student loan programs in Mexico or Peru. We believe that students’ and families’ willingness to allocate personal resources to fund higher education at our institutions validates our strong value proposition.

•Revenue Visibility Enhanced by Program Length and Strong Retention. The length of our programs provides us with a high degree of revenue visibility. The majority of the academic programs offered by our institutions last between four and five years. Additionally, we actively monitor and manage student retention because of the impact it has on student outcomes and our financial results. Our historical annual student retention rate, which we define as the proportion of prior year students returning in the current year (excluding graduating students), was 79% on average over the last five years. Given our high degree of revenue visibility, we are able to make attractive capital investments and execute other strategic initiatives to help drive sustainable growth in our business.

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

Integration of Campus-Based Operations in Mexico and Peru. Our institutions in Mexico and Peru serve approximately 448,900 students in a relatively homogenous operating environment, creating a unique opportunity to harvest the benefits of scale. We believe that by implementing best practices within each country we will enable closer collaboration and facilitate innovation and improved student experiences. We believe that this unification will enable us to be more nimble in our day-to-day operations and will allow us to extract valuable insights from more data across our network. Further, we believe that integration will enable further innovation and efficiency in our academic model and operations, and allow us to expand our market share.

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
The percentage of student credit hours taken online in our campus-based institutions was approximately 27% for 2019. During most of 2020 and 2021, due to the COVID-19 pandemic, all of our students were effectively transitioned to an online learning environment, at scale. In 2022, our students, faculty and staff were able to safely return to campus and fully transitioned to blended learning modalities.

Our new operating model is now targeting to have 40% to 60% percent of our student credit hours taken online going forward. Currently, we operate within this range with adaptability and flexibility. With a common learning management system implemented across our universities, we believe that we have the expertise to continue to expand online and hybrid offerings to meet the growing demand for this market opportunity, allowing us to differentiate ourselves further from our competitors.

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

The following table presents information about the institutions as of December 31, 2023:

Reportable Segment (Enrollment)	Higher Education Institution	Year Joined Laureate Network	Year Founded
Mexico	Universidad del Valle de México (UVM)	2000	1960
(242,000)	Universidad Tecnológica de México (UNITEC)	2008	1966

Peru	Universidad Peruana de Ciencias Aplicadas (UPC)	2004	1994
(206,900)	CIBERTEC	2004	1983
	Universidad Privada del Norte (UPN)	2007	1994
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

Human Capital

Expanding access to quality higher education and enriching communities through delivering market-leading outcomes for students requires the highest levels of engagement, commitment, and performance from our workforce.

We currently enroll approximately 448,900 students across our five institutions in Mexico and Peru, in campus-based, fully online, and hybrid learning programs. These students are supported by a workforce of more than 28,900 employees, including 16,000 academic staff.

More than 99% of our employees are based in Mexico or Peru, and our corporate team extends across the United States, Switzerland, the Netherlands, Brazil, Chile, and Honduras. The combination of dedicated in-country teams supported by a diverse, international corporate workforce continues to serve the company well.

Throughout 2023, we continued to strengthen our culture through a range of strategies, including a focus on accelerating our progress in support of gender equality. Below are examples of the pillars that underpin our Human Capital strategy, including our focus on diversity and inclusion.

Leadership and Governance
•Our Board of Directors receives regular reports on talent development, succession planning, and company-wide culture-building efforts.
•There are two established committees of our Board of Directors with responsibility for reviewing and considering a range of Human Capital related topics throughout the year. The Nominating and Corporate Governance Committee oversees our social impact strategy, including diversity and inclusion efforts, and our Compensation Committee reviews compensation practices and establishes annual performance targets and related compensation-based incentives.
•Our Chief People Officer is responsible for leading the development and execution of company-wide culture-building and talent development initiatives.
•Our executive team is committed to developing strategies to increase the number of women in positions of leadership, accelerate company-wide culture-building activities, and build a more diverse and inclusive workforce.

Diversity and Inclusion
•Throughout 2023, we took a range of actions to advance our commitment to diversity and inclusion. These efforts built upon our long-standing Discrimination and Harassment policy (available at https://www.laureate.net/wp-content/uploads/2024/02/Laureate-Discrimination-and-Harassment-Policy.pdf), which includes a stated commitment to equal employment opportunities.
•Promoting gender equality was a significant area of focus throughout 2023, as reflected by specific programs to support and promote women in positions of leadership. Significant milestones achieved during 2023 included:
•Co-designing a Women in Leadership program, building upon on an established program known as Compass. In 2024, we intend to expand the program to include more women across Laureate, whom will have the opportunity to participate in a version of the program adapted specifically for us. Program participants are expected to be selected from a range of geographies and functions, as well as from multiple levels of the organization.
•At the end of 2023, 29% of Laureate’s senior leaders were women, an increase of 6% compared to the prior year.
•Strategies to eliminate gender bias in all recruitment practices were introduced across Peru, and we will seek to expand these practices across Mexico in 2024.

Ongoing Training and Access to Education Assistance
•Scholarships and discounts are made available at each of our five institutions for employees (an average of 81% of tuition is paid for employees). Significant discounts are also provided for immediate family members of employees in Mexico and Peru.
•In the United States, education assistance is offered to all corporate employees to pursue additional education opportunities or certifications.
•Regular workshops and training are offered to all employees, including courses focused on Ethics and Compliance and IT security.

Employee Engagement
•Comprehensive company-wide engagement surveys are conducted every two years, with the next scheduled to occur in 2024. Throughout 2023 shorter pulse surveys were conducted across Peru. In addition, multiple metrics are consistently tracked to monitor engagement and employee satisfaction. These metrics include voluntary attrition, changes in individual and team performance and outcomes, and reports to the Ethics and Compliance hotline.

Performance Management and Ongoing Development
•Laureate has a company-wide approach to performance management, goal setting, feedback, and performance-based compensation, which, at a minimum, includes two formal review checkpoints per year.
•In 2023, all members of Laureate’s executive team participated in a comprehensive executive coaching and development program and contributed to a range of culture-building and workforce development initiatives.

Compensation and Employee Benefits
•Employee compensation is reviewed and benchmarked annually against independent market data to ensure our compensation remains competitive and fair.
•Senior leaders across the United States, Peru, and Mexico participate in our long-term equity incentive program as part of Laureate’s competitive compensation and talent retention initiatives.
•We continue to audit all employee benefits to ensure there is no unintentional discrimination embedded in any of the benefits offered.

Safety and Security
•We remain committed to the safety and well-being of all employees, students, and other stakeholders. In both Mexico and Peru, we employ dedicated security teams to develop and execute strategies to promote the safety of all students, employees, and campuses. Incidents and risks are reported, reviewed, and addressed through established cross-functional incident response teams.
•Cybersecurity is a major area of focus across the Company. For more information regarding the Company’s Cybersecurity risk management, strategy and governance, see “Item 1C.—Cybersecurity.”
•Our employees are expected to complete mandatory cybersecurity training multiple times per year, covering a wide range of topics aimed at keeping employees and the business protected from increasing cyber risks.
•Strict data management controls are enforced across the company to ensure our workforce and human capital data is appropriately and securely captured and stored.

Workplace Flexibility
•We value flexibility for employees and, as much as possible, provide opportunities for hybrid work for those not required to teach (or support students) in-person on campus. Our workforce continues to be highly productive in a hybrid modality.
•In the United States, corporate employees, most of whom work remotely, are offered access to co-working locations in their city of residence, along with access to our headquarters in Miami.

Recognizing the Impact of Our People
•Through the expertise, passion, and commitment of our people, we are making a positive impact within and beyond communities across Mexico and Peru. In 2023 we published our 2022 Impact Report which recognizes and celebrates the impact our people are creating, aligned to the United Nations Sustainable Development Goals. Our Impact Reports are available at https://www.laureate.net/impact. Information contained on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K.
•These Impact Reports feature data and case studies tracked by our Impact Committee–comprised of Impact leaders from Mexico and Peru and from multiple functional areas including Finance, Communications, Academic, Operations and Ethics and Compliance.

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

Public Benefit Corporation Status

In October 2015, we redomiciled in Delaware as a public benefit corporation as a demonstration of our long-term commitment to our mission to benefit our students and society. Public benefit corporations are intended to produce a public benefit and to operate in a responsible and sustainable manner. Under Delaware law, public benefit corporations are required to identify in their certificate of incorporation the public benefit or benefits they will promote, and their directors have a duty to manage the affairs of the corporation in a manner that balances the pecuniary interests of the stockholders, the best interests of those materially affected by the corporation’s conduct, and the specific public benefit or public benefits identified in the public benefit corporation’s certificate of incorporation. Public benefit corporations organized in Delaware also are required to assess their benefit performance internally and to disclose publicly at least biennially a report detailing their success in meeting their benefit objectives.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Financials” portion of our investor relations website at http://investors.laureate.net and on the SEC's website at www.sec.gov as soon as reasonably practical after they are filed with the SEC. Various corporate governance documents, including our Audit and Risk Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Corporate Governance Guidelines and Code of Conduct and Ethics are available without charge through the “Leadership and Governance” portion of our investor relations website, listed above. In addition, we may use our website as a distribution channel of material company information, and we also webcast our earnings calls via our investor relations website.

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

A new higher education bill was enacted in April 2021. No foreseeable material changes are expected to impact the business as a result of this bill and expected secondary provisions.

Peruvian Regulation

We operate three post-secondary education institutions in Peru, two of which are universities and one of which is a technical-vocational institute. Peruvian law provides that universities and technical-vocational institutes can be operated as public or private entities and that the private entities may be organized for profit. The Ministry of Education (“MINEDU”) has overall responsibility for the national education system.

In 2014, the Peruvian Congress enacted a new law (the “University Law”) to regulate the establishment, operation, monitoring and closure of universities and to promote continuous improvement of quality at Peruvian universities. The University Law created a new agency, the Superintendencia Nacional de Educación Superior Universitaria (“SUNEDU”), which is responsible for carrying out the governmental role in university regulation, including ensuring quality. While institutional autonomy is still recognized, and universities are permitted to create their own internal governance rules and determine their own academic, management and economic systems, including curriculum design and entrance and graduation requirements, all of these matters are now subject to review and evaluation by SUNEDU through its periodic review of universities as part of a license renewal process. As of July 2022, Law 31520 modified the composition of the SUNEDU Board of Directors and eliminated its powers for the approval of new careers, schools and faculties.

Under the University Law, university licenses are granted for specific time periods but are renewable, and are granted by SUNEDU. Universities have to demonstrate to SUNEDU that they comply with, at a minimum, certain Basic Quality Conditions (“BQCs”) (i.e., that they have specified academic goals and that the degrees granted and plans of study are aligned with those goals; that their academic offerings are compatible with their planning goals (e.g., there is sufficient labor demand for careers offered); that there are only two regular semesters of studies per year; that they have appropriate infrastructure and equipment; that they engage in research; that they have a sufficient supply of qualified teachers, at least 25% of whom will need to be full-time; that they supply adequate basic complementary educational services (e.g., medical and psychological services and sports activities); that they provide appropriate placement office services; and that they have transparency of institutional information). Both UPC and UPN had their licenses renewed in 2017, in each case for a period of six years, extended one additional year due to COVID-19. Accordingly, both UPC and UPN will undergo the renewal process in 2025.

SUNEDU allows for the educational services to be provided by three modalities: (i) face-to-face learning (with a maximum of 20% virtual credits), (ii) hybrid learning (with up to 60% of the total credits of the academic program allowed to be taken virtually) and (iii) virtual learning (credits taken virtually cannot exceed 80% of the total credits of undergraduate and working adult academic programs). In November 2023, SUNEDU stipulated that health sciences undergraduate programs can only be carried out in face-to-face mode. This requirement, however, does not apply to previously approved programs and will only apply at the time of an institution's relicensing, which for UPC and UPN will be in 2025.

Technical-vocational institutes are regulated by the MINEDU, which grants operating licenses for six years, after which the Ministry conducts a revalidation process. Since 2016, a new law regarding technical-vocational institutes (the “Institutes and Colleges Law”) was enacted. The Institutes and Colleges Law created two types of institutions: Higher Education Institutes (“Institutes”) which are dedicated to technical careers and Higher Education Colleges (“Colleges”) which are devoted to technical careers related to education, as well as science and information technology. Institutes grant Technical Bachelor Degrees and Professional Technical Degrees. Institutes and Colleges are subject to a mandatory license granted by the MINEDU, based on an evaluation to determine compliance with BQCs. BQCs include: an appropriate institutional management guaranteeing a proper relation with the educational model of the institution; appropriate academic management and proper program studies aligned with the MINEDU norms; appropriate infrastructure and equipment to develop educational activities; adequate teachers and staff which, at a minimum, should consist of 20% full-time staff; and appropriate financial and economic provisions. Unlike licenses, quality accreditation is voluntary, except for certain careers for which it might be mandatory as determined by law. Such accreditation will be taken into consideration for access to public grants for scholarships and research, among other things. Private Institutes and Colleges may be organized as for-profit or not-for-profit entities under Peruvian law. In May 2023, Cibertec was granted an Institutes license renewal for a six-year period. Also during 2023, Cibertec was granted a Colleges license for a six-year period, which will now allow Cibertec to offer four-year programs for professional bachelor degrees.

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

Additionally, our institutions are subject to requirements and limitations imposed by the governmental regulatory bodies of the various countries in which they are located. All of these regulations and their applicable interpretations are subject to change. Moreover, regulatory agencies may scrutinize our institutions because they are owned or controlled by a U.S.-based for-profit corporation. Changes in applicable regulations may cause a material adverse effect on our business, financial condition and results of operations.

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

The success of our institutions depends to a significant extent on the willingness of prospective employers to hire our students upon graduation. Increasingly, employers demand that their employees possess appropriate technological and other appropriate skills, such as communication, critical thinking and teamwork. These skills can evolve rapidly in a changing economic and technological environment. Accordingly, it is important that our educational programs evolve in response to those economic and technological changes. The expansion of existing academic programs and the development of new programs may not be accepted by current or prospective students or by the employers of our graduates. Students and faculty increasingly rely on personal communication devices and expect that we will be able to adapt our information technology platforms and our educational delivery methods to support these devices and any new technologies that may develop. Even if our institutions are able to develop acceptable new programs and adapt to new technologies, our institutions may not be able to begin offering those new programs and technologies as quickly as required by prospective students and employers or as quickly as our competitors begin offering similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could suffer and our results of operations and cash flows could be materially adversely affected.

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

We are subject to regular review and audit by both domestic and foreign tax authorities of entities related to both our current operations and operations related to divested entities. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition. We are also subject to non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. We are under regular audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities.

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

We report revenues, costs and earnings in U.S. dollars, while our institutions generally collect tuition in the local currency. Exchange rates between the U.S. dollar and the local currency in the countries where we operate institutions are likely to fluctuate from period to period. In 2023, essentially all of our revenues originated outside the United States. We translate revenues and other results denominated in foreign currencies into U.S. dollars for our consolidated financial statements. This translation is based on average exchange rates during a reporting period. While the Mexican peso and the Peruvian nuevo sol strengthened against the U.S. dollar in 2023, in recent years, the U.S. dollar has strengthened against many international currencies, including the Mexican peso and Peruvian nuevo sol. As the exchange rate of the U.S. dollar strengthens, our reported international revenues and earnings are reduced because foreign currencies translate into fewer U.S. dollars. For the year ended December 31, 2023, a hypothetical 10% adverse change in average annual foreign currency exchange rates would have decreased our operating income and our Adjusted EBITDA by approximately $40.6 million and $47.7 million, respectively. For more information, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk.”

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

As of December 31, 2023, the net carrying value of our goodwill and other intangible assets totaled approximately $831 million. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Due to the revaluation of our assets at the time of the leveraged buyout transaction (LBO) and acquisitions we have completed historically, goodwill makes up a significant portion of our total assets. In accordance with generally accepted accounting principles, we periodically review goodwill and indefinite-lived intangibles for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Future reviews of goodwill and indefinite-lived intangibles could result in reductions. Any reduction in net income and operating income resulting from the write down or impairment of goodwill and indefinite-lived intangibles could adversely affect our financial results. If economic or industry conditions deteriorate or if market valuations decline, including with respect to our common stock, we may be required to impair goodwill and indefinite-lived intangibles in future periods.

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

Connectivity constraints or technology system breaches and/or disruptions to our computer networks could have a material adverse effect on our ability to attract and retain students and subject us to liability, reputational damage or interrupt the operation of our business.

We rely upon our information technology systems and infrastructure to operate our business. We run the online operations of our institutions on different platforms, which are in various stages of development. The performance and reliability of these online operations are critical to the reputation of our institutions and our ability to attract and retain students. Any computer system error or failure, or a sudden and significant increase in traffic on our institutions’ computer networks or those of our third-party providers, may result in the unavailability of these computer networks. In addition, any significant failure of our computer networks could disrupt our on-campus operations. Individual, sustained or repeated occurrences could significantly damage the reputation of our institutions’ operations and result in a loss of potential or existing students. Additionally, our computer systems (and those of our third-party providers) and operations of our institutions are vulnerable to interruption or malfunction due to events beyond our control, including cyber-attacks, natural disasters and other catastrophic events and network and telecommunications failures. Like other global companies, our computer systems are regularly subject to and will continue to be the target of computer viruses, malware or other malicious codes (including ransomware), unauthorized access, cyber-attacks or other computer-related penetrations. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a material cyber-security breach. However, over time, the sophistication of these threats continues to increase. The preventative actions we take to reduce the risk of cyber incidents and protect our information and systems may be insufficient. A user who circumvents security measures could misappropriate proprietary information or cause interruptions to or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these incidents. Further, the disaster recovery plans and backup systems that we have in place may not be effective in addressing a natural disaster or catastrophic event that results in the destruction or disruption of any of our critical business or information technology and infrastructure systems. As a result of any of these events, we may not be able to conduct normal business operations and may be required to incur significant expenses in order to resume normal business operations. As a result, our revenues and results of operations may be materially adversely affected.

Any breach, theft or loss of personal information that we collect or any violations of the privacy and information security laws and regulations to which we are subject could materially adversely affect our reputation and operations.

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. Our institutions collect, use and retain large amounts of personal information regarding our students and their families, including tax identification numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. In addition, we collect and maintain other types of information, such as leads, that may include personal information of our business contacts in the ordinary course of our business. Our computer networks and the networks of certain of our vendors that hold and manage confidential information on our behalf may be vulnerable to unauthorized access, computer hackers, computer viruses, cyber-attacks and other security threats. Confidential information also may become available to third parties inadvertently when we integrate or convert computer networks into our network following an acquisition of an institution or in connection with upgrades from time to time.

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

Furthermore, we are subject to a variety of laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Mexico and Peru have passed or are considering enhanced privacy and data security regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be interpreted. We have invested, and expect to continue to invest, significant resources to comply with privacy laws and regulations.

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

An epidemic, pandemic or other public health emergency, such as the global coronavirus (COVID-19) pandemic, could have a material adverse effect on our business, financial condition, cash flows and results of operations.

An epidemic, pandemic or other public health emergency, such as the COVID-19 pandemic and the efficacy and use of COVID-19 vaccines, in the locations in which our students, faculty, and staff live, work and attend classes could have an adverse effect on our business, financial condition, cash flows and results of operations. An epidemic, pandemic or other public health emergency could adversely affect, and, in the case of the COVID-19 pandemic, has adversely affected, global economies, market conditions and business operations across industries worldwide, including our industry. Any general economic slowdown or recession that disproportionately impacts the countries in which our institutions operate could have a material adverse effect on our business, financial condition, cash flows and results of operations. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

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

A number of our institutions in Mexico and Peru are located in areas that are prone to damage from natural or other disasters and major weather events, which may be substantial and may occur with higher frequency or severity or be less predictable in the future due to the effects of climate change. For example, in 2023, the weather phenomenon known as El Niño returned. Peru and its economy are particularly vulnerable to El Niño, which generally results in an increase in storms, flooding and mudslides. Depending upon the severity of El Niño and its resulting impact on Peru and its economy, we may experience a range of disruptions, including campus closures, reductions in enrollment and flood-related damage, which could have a material adverse effect on our financial condition and results of operations. In addition, a number of our institutions in Mexico and Peru are located in areas that are prone to earthquake damage. For example, in 2017, a magnitude 7.1 earthquake struck Mexico, causing a temporary suspension of activities at several UVM and UNITEC campuses that lasted 12 days on average, and we incurred significant direct costs for repairs due to the earthquake. It is possible that one or more of our institutions would be unable to operate for an extended period of time in the event of a hurricane, earthquake or other disaster that causes substantial damage to the area in which an institution is located. The failure of one or more of our institutions to operate for a substantial period of time could have a material adverse effect on our results of operations. In the event of a major natural or other disaster, we could also experience loss of life of students, faculty members and administrative staff, or liability for damages or injuries.

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

Litigation and divestiture-related indemnification obligations may materially adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation by employees, students, suppliers, competitors, minority partners, counterparties in transactions in which we purchase or sell assets or leased property, stockholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation, some of which may take place in jurisdictions in which local parties may have certain advantages over foreign parties. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, or may assert criminal charges, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may materially adversely affect our business, financial condition and results of operations. See “Item 3—Legal Proceedings.”

In the past, we have divested a number of businesses. As customary, we have contractually agreed to indemnify the buyers against certain liabilities and obligations related to the divestiture. If we incur costs associated with indemnification claims related to our divestitures, our business, financial condition and results of operations may be adversely affected.

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

We have identified and remediated material weaknesses in the past and may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, regardless of how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

Our Third Amended and Restated Credit Agreement dated as of October 7, 2019, as amended in September 2023 (and as may be further amended from time to time, the “Credit Agreement”), which governs our multi-currency revolving credit facility (the

“Revolving Credit Facility”), contains various covenants that may limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

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

While the Credit Agreement provides for quarterly compliance with the Consolidated Senior Secured Debt to Consolidated EBITDA Ratio, as defined in the Credit Agreement, as of December 31, 2023, we were not required to comply with this covenant.

We rely on funds from our operating subsidiaries to meet our debt service and other obligations.

We conduct all of our operations through certain of our subsidiaries, and we have no significant assets other than cash of approximately $8 million as of December 31, 2023 held at corporate entities and the capital stock or other control rights of our subsidiaries. Also as of December 31, 2023, we had $59 million of U.S. dollar denominated debt obligations outstanding under our Senior Secured Credit Facility, As a result, we rely on our operating subsidiaries to pay dividends or to make distributions or other payments to their parent companies. In addition, we rely on intercompany loan repayments and other payments from our operating subsidiaries to meet any existing or future debt service and other obligations, a substantial portion of which are denominated in U.S. dollars. The ability of our operating subsidiaries to pay dividends or to make distributions or other payments to their parent companies or directly to us will depend on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdictions of organization, regulatory requirements, agreements entered into by those operating subsidiaries and the covenants of any existing or future outstanding indebtedness that we or our subsidiaries may incur. Further, because most of our income is generated by our operating subsidiaries in non-U.S. dollar denominated currencies, our ability to service our U.S. dollar denominated debt obligations may be affected by any strengthening of the U.S. dollar compared to the functional currencies of our operating subsidiaries.

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

Stockholders who sell, exchange, or otherwise dispose of Company shares may be subject to Peruvian tax at a rate of 30% on their gain realized in such transaction determined under certain Peruvian valuation rules regardless of whether the transaction is taxable for non-Peruvian purposes. In determining the amount of such gain subject to such tax, the gain is first multiplied by the percentage of the Company’s value that is represented by its Peruvian business determined under certain Peruvian valuation rules (the “Peru Ratio”). This tax applies if the value of stock determined under certain Peruvian valuation rules (calculated in PEN) transferred multiplied by the Peru Ratio exceeds approximately $53 million applying the PEN/USD exchange rate of December 31, 2023 (the “Threshold”). The Threshold is calculated in PEN and changes with currency exchange rates. For purposes of determining whether the Threshold has been exceeded by any holder, all transfers made by such holder over any 12-month period are aggregated. For purposes of determining whether any tax is owed, the holder must have their basis “certified” by the Peruvian tax authorities in advance of such transaction. If the holder exceeds the Threshold and does not obtain a tax basis certificate before the transaction, the holder’s tax basis in the shares will be considered zero for Peruvian tax purposes. We advise current and future holders, who currently have or intend to own or trade in significant volumes of our common stock, to seek the advice of their own advisors with knowledge of the matters described above.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented processes for overseeing, identifying and managing material risks from cybersecurity threats and have integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level and that cybersecurity risk remains a key component of management activities, including continuously assessing, identifying, and managing material risks from cybersecurity threats.

Our management, with input from our Board of Directors, performs an annual enterprise-wide risk management (“ERM”) assessment to identify and manage key existing and emerging risks for our company. Our ERM process assesses the characteristics and circumstances of the evolving business environment at the time and seeks to identify the potential impact, likelihood and velocity of a particular risk. Our senior executive management team has the overall responsibility for, and oversight of, our ERM process, and senior executives are assigned to monitor and manage top identified risks. Cybersecurity is among the top risks identified for oversight as a result of our last annual ERM assessment.

Systems and process monitoring are essential components of our cybersecurity risk management and information security programs. Management utilizes industry standard tools and procedures to monitor the information security of systems, networks and information assets, regardless of geographic location, and has implemented key policies and procedures, including but not limited to cybersecurity threat detection and analysis, a framework for materiality determination and a reporting-up process to assist in a disclosure of a material event, if required. In addition, management has defined key roles and responsibilities within our organization to handle material cybersecurity incidents. A comprehensive incident response plan is utilized for any threat activities identified, including timely containment, analysis, remediation, and communication, and is also applicable to third parties with access to our information systems or assets. We have implemented security programs, such as mandatory cybersecurity awareness training for all our employees, simulated phishing emails and tabletop exercises, that are strategically designed and continuously updated to address evolving cybersecurity threats and latest industry trends. These programs, which are held multiple times a year, allow our employees to both identify and address material cybersecurity incidents, utilizing our comprehensive incident response plan.

Recognizing the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity assessors, consultants and auditors in evaluating and monitoring our cybersecurity programs and assets. This enables us to leverage specialized knowledge and insights, ensuring our cybersecurity risk management, strategies and processes remain at the forefront of industry best practices.

Because we are aware of the risks associated with third-party service providers, we have implemented processes to oversee and manage these risks, including security assessments of all third-party providers before engagement. In addition, cybersecurity program maturity of such third parties, including incident response and disclosure, is also evaluated.

To date, our business strategy, results of operations or financial condition have not been materially affected by risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. The sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. For more information on our cybersecurity related risks, see “Item 1A—Risk Factors—Risks Relating to Our Business” in this Annual Report on Form 10-K.

Governance

Our Board of Directors has established oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence.

The Audit and Risk Committee assists the Board of Directors in its responsibilities of overseeing cybersecurity risk. Our Chief Operating Officer (“COO”) and Chief Information Security Officer (“CISO”) play a pivotal role in informing the Audit and Risk Committee on cybersecurity risks. They report to the Audit and Risk Committee on a quarterly basis on a broad range of topics, including assessments and scoring of our information security program; incident management, the incident response plan and the status of security tools; the current cybersecurity landscape and emerging threats; and the status of ongoing cybersecurity awareness and training and projects to strengthen our information security systems. Additionally, our Executive Director, Internal Audit presents a quarterly report on our enterprise risk management activities, including cybersecurity risks, to the Audit and Risk Committee. The chair of the Audit and Risk Committee, in turn, periodically reports on its review with the Board of Directors, and our COO and CISO report annually to the Board of Directors regarding our cybersecurity program and risk management.

Our CISO (who also serves as our Chief Information Officer) leads our information security organization and has primary responsibility for information security strategy, policy and managing our cybersecurity threat detection and response plan. With over 25 years of experience in information security, IT infrastructure and cybersecurity and with several industry certifications such as the Certified Chief Information Security Officer certification, our CISO brings a wealth of expertise to the role. Our CISO oversees our cybersecurity governance programs, monitors and assesses cybersecurity threats, monitor compliance with industry best practices and standards, and leads our ongoing employee cybersecurity training and awareness program.

Item 2. Properties

Laureate is headquartered in Miami, Florida. The following table summarizes the Company's properties by segment as of December 31, 2023:

Segment	Square feet leased space	Square feet owned space	Total square feet
Mexico	25,105,361	8,498,457	33,603,818
Peru	717,490	5,341,244	6,058,734
Corporate (including headquarters)	6,589	—	6,589
Other	—	109,104	109,104
Total	25,829,440	13,948,805	39,778,245

Our Mexico and Peru segments lease or own various sites that may include a local headquarters and all or some of the facilities of a campus or location. Some of our owned facilities are subject to mortgages.

Item 3. Legal Proceedings

Our former Spanish holding company, Laureate Netherlands Holding B.V. (f/k/a Iniciativas Culturales de España, S.L.), has been subject to ongoing tax audits by the Spanish Taxing Authority (“STA”), resulting in the issuance of final assessments based on the STA’s rejection of the tax deductibility of financial expenses related to certain intercompany acquisitions. Accordingly, we have paid assessments totaling approximately $40.8 million for tax years during the period from 2006 to 2015. We filed various appeals of the assessments, which were rejected, and in June 2023, the Spanish Supreme Court ruled in favor of the STA on its appeal regarding these issues. As a result, the Company has no further recourse with respect to the related final assessments for tax years 2006 to 2010. This ruling does not have a material effect on the Company’s consolidated financial statements.

In May 2023, we were notified by the STA that an audit of our former Spanish holding company was being initiated in relation to corporate income tax for the period from January 2018 to May 2020 and withholding on account of non-resident income tax for the period from May 2019 to May 2020. The Company will continue to work with the STA on this matter and believes that it is in compliance with Spanish tax law.

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

Holders of Record

There were 58 holders of record of our common stock as of January 31, 2024. The number of beneficial owners of our common stock is substantially greater than the number of record holders because substantially all of our common stock is held in “street name” by banks and brokers.

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

Stock Performance Graph

The following graph compares the cumulative total return of our common stock, an industry peer group index, and the Nasdaq Composite Index from December 31, 2018 through December 31, 2023. We believe that our industry peer group represents the majority of the market value of publicly traded companies whose primary business is post-secondary education. The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 investment on December 31, 2018 in either our common stock, the companies in our industry peer group, or the Nasdaq Composite Index. Data for the Nasdaq Composite Index and our peer group assume reinvestment of dividends.

The peer group included in the performance graph above consists of Strategic Education, Inc. (STRA), Adtalem Global Education, Inc. (ATGE), Grand Canyon Education, Inc. (LOPE), Cogna Educação S.A. (COGN3), YDUQS Participacoes S.A. (YDUQ3) and Anima Holdings S.A. (ANIM3).

In connection with the adoption of a plan of partial liquidation providing for the distribution of the net proceeds from the sale of Walden e-Learning LLC, in October 2021, the Company paid a special cash distribution of $7.01 per share of the Company’s common stock. Also in connection with the distribution of the net proceeds from the sale of Walden e-Learning LLC, in December 2021, the Company paid a special cash distribution of $0.58 per share of the Company’s common stock to each holder of record on December 14, 2021, and in October 2022, the Company paid a special cash distribution of $0.83 per share of the Company’s common stock to each holder of record on September 28, 2022. Furthermore, in November 2022, the Company paid a special cash dividend of $0.68 per share of the Company’s common stock to each holder of record on November 4, 2022. In addition, in November 2023, the Company paid a special cash dividend of $0.70 per share of the Company’s common stock to each holder of record on November 15, 2023. Accordingly, the performance graph below adjusts for these distributions.

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

None.

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

•Overview;
•Results of Operations;
•Liquidity and Capital Resources;
•Critical Accounting Policies and Estimates; and

•Recently Issued Accounting Standards.

Overview

Our Business

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. Collectively, we have approximately 448,900 students enrolled at five institutions in these two countries. We believe that the higher education markets in Mexico and Peru present an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in those markets. We believe that the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education, creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy. We have two reportable segments as described below. We group our institutions by geography in Mexico and Peru for reporting purposes.

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

Our Segments

Our segments generate revenues by providing an education that emphasizes profession-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings utilize campus-based, online and hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. The Mexico and Peru markets are characterized by what we believe is a significant imbalance between supply and demand. The demand for higher education is large and growing and is fueled by several demographic and economic factors, including a growing middle class, global growth in services and technology-related industries and recognition of the significant personal and economic benefits gained by graduates of higher education institutions. The target demographics are primarily 18- to 24-year-olds in the countries in which we compete. We compete with other private higher education institutions on the basis of price, educational quality, reputation and location. We believe that we compare favorably with competitors because of our focus on quality, professional-oriented curriculum and the competitive advantages provided by our network. There are a number of private and public institutions in both of the countries in which we operate, and it is difficult to predict how the markets will evolve and how many competitors there will be in the future. We expect competition to increase as the Mexican and Peruvian markets mature. Essentially all of our revenues were generated from private pay sources as there are no material government-sponsored loan programs in Mexico or Peru. Specifics related to both of our reportable segments are discussed below:

•Private education providers in Mexico constitute approximately 37% of the total higher-education market. The private sector plays a meaningful role in higher education, bridging supply and demand imbalances created by a lack of capacity at public universities. Laureate owns two nationally licensed institutions and is present throughout the country with a footprint of over 30 campuses. Students in our Mexican institutions typically finance their own education.

•In Peru, private universities are increasingly providing the capacity to meet growing demand and constitute approximately 74% of the total higher-education market. Laureate owns three institutions in Peru, with a footprint of 19 campuses.

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

The following information for our reportable segments is presented as of December 31, 2023:

	Institutions	Enrollment	2023 Revenues (in millions)	% Contribution to 2023 YTD Revenues
Mexico	2	242,000	$782.6	53%
Peru	3	206,900	701.7	47%
Total (1)	5	448,900	$1,484.3	100%

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

Factors Affecting Comparability

Foreign Exchange

While the USD is our reporting currency, our institutions are located in Mexico and Peru and operate in other functional currencies, namely the Mexican peso and Peruvian nuevo sol. We monitor the impact of foreign currency movements and the correlation between the local currency and the USD. Our revenues and expenses are generally denominated in local currency. The principal foreign exchange exposure is the risk related to the translation of revenues and expenses incurred in each country from the local currency into USD. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our reported revenues and earnings may be negatively affected by the strengthening of the U.S. dollar and currency exchange rates.” In order to provide a framework for assessing how our business performed excluding the effects of foreign currency fluctuations, we present organic constant currency in our segment results, which is calculated using the change from prior-year average foreign exchange rates to current-year average foreign exchange rates, as applied to local-currency operating results for the current year, and then excludes the impact of other items, as described in the segment results.

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

Many countries have enacted legislation and adopted policies to implement the global minimum tax resulting from the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting project. Significant details and guidance around the global minimum tax provisions are still pending. For countries that have enacted the global minimum tax, they are generally effective for the Company beginning in 2024. Income tax expense could be adversely affected as the legislation becomes effective in countries in which we do business. We will continue to monitor pending legislation and implementation by individual countries in which we operate.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which implemented a 15% minimum tax on book income of certain large corporations, a 1% excise tax on stock repurchases and tax incentives to promote clean energy, among other provisions. This legislation has not had a material impact on the financial statements and the Company will continue to monitor regulatory developments to assess potential impacts.

Results of the Discontinued Operations

The results of operations of the Discontinued Operations for the years ended December 31, 2023, 2022, and 2021 were as follows:

	For the year ended December 31,
	2023	2022	2021
Revenues	$—	$—	$543.0
Depreciation and amortization expense	—	—	—
Share-based compensation expense	—	—	(1.3)
Other direct costs	—	—	(433.1)
Loss on impairment of assets	—	—	(1.3)
Other non-operating expense	—	—	(22.3)
(Loss) gain on sale of discontinued operations before taxes, net	(9.8)	7.8	636.2
Pretax (loss) income of discontinued operations	(9.8)	7.8	721.2
Income tax benefit (expense)	—	0.5	(234.3)
(Loss) income from discontinued operations, net of tax	$(9.8)	$8.3	$486.9

Year Ended December 31, 2023

The $9.8 million loss in the table above primarily resulted from an adjustment to the sale price of Walden University pursuant to an indemnification claim received from the buyer, as described in Note 5, Dispositions, in our consolidated financial statements included elsewhere in this Form 10-K. The remainder of the loss was mostly attributable to changes in estimates regarding the realizability of certain receivables from previous divestitures.

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

•Summary Comparison of Consolidated Results;
•Non-GAAP Financial Measure; and
•Segment Results.

Summary Comparison of Consolidated Results

Discussion of Significant Items Affecting the Consolidated Results for the Year Ended December 31, 2021

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

Comparison of Consolidated Results for the Years Ended December 31, 2023, 2022 and 2021

				% Change
				Better/(Worse)
(in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Revenues	$1,484.3	$1,242.3	$1,086.7	19%	14%
Direct costs	1,089.8	907.4	814.5	(20)%	(11)%
General and administrative expenses	52.6	64.8	204.4	19%	68%
Loss on impairment of assets	3.1	0.1	72.5	nm	100%
Operating income (loss)	338.8	270.0	(4.6)	25%	nm
Interest expense, net of interest income	(11.9)	(8.9)	(41.9)	(34)%	79%
Other non-operating expense	(72.5)	(15.3)	(91.0)	nm	83%
Income (loss) from continuing operations before income taxes and equity in net income of affiliates	254.5	245.9	(137.5)	3%	nm
Income tax expense	(137.6)	(185.4)	(145.6)	26%	(27)%
Equity in net income of affiliates, net of tax	0.2	0.3	—	(33)%	nm
Income (loss) from continuing operations	117.0	60.7	(283.1)	93%	121%
(Loss) income from discontinued operations, net of tax	(9.8)	8.3	486.9	nm	(98)%
Net income	107.3	69.0	203.8	56%	(66)%
Net loss (income) attributable to noncontrolling interests	0.3	0.6	(11.3)	50%	(105)%
Net income attributable to Laureate Education, Inc.	$107.6	$69.6	$192.4	55%	(64)%
nm - percentage changes not meaningful

For further details on certain discrete items discussed below, see “Discussion of Significant Items Affecting the Consolidated Results.”

Comparison of Consolidated Results for the Year Ended December 31, 2023 to the Year Ended December 31, 2022

Revenues increased by $242.0 million to $1,484.3 million for 2023 from $1,242.3 million for 2022. The increase was attributable to: (1) the effect of a net change in foreign currency exchange rates, which increased revenues by $108.9 million, mainly driven by the strengthening of the Mexican peso against the USD compared to 2022; (2) higher average total organic enrollment at our institutions, which increased revenues by $79.3 million compared to 2022; and (3) the effect of changes in tuition rates and enrollments in programs at varying price points (“product mix”), pricing and timing, which increased revenues by $57.9 million compared to 2022. These increases in revenues were partially offset by other Corporate and Eliminations changes, which accounted for a decrease in revenues of $4.1 million.

Direct costs and general and administrative expenses combined increased by $170.2 million to $1,142.4 million for 2023 from $972.2 million for 2022. The effect of operational changes, mostly attributable to the effect of higher enrollments at our institutions as well as return-to-campus expenses, increased direct costs by $94.0 million compared to 2022. Additionally, the effect of a net change in foreign currency exchange rates increased costs by $86.3 million. These increases in direct costs were partially offset by a decrease in costs of $10.1 million in 2023 related to other Corporate expenses.

Operating income (loss) increased by $68.8 million to $338.8 million for 2023 from $270.0 million for 2022. This increase in operating income was a result of higher operating income at our Mexico and Peru segments, combined with lower operating costs at Corporate, as compared to 2022.

Interest expense, net of interest income increased by $3.0 million to $11.9 million for 2023 from $8.9 million for 2022. The increase in interest expense was primarily attributable to higher average debt balances compared to 2022.

Other non-operating expense increased by $57.2 million to $72.5 million for 2023 from $15.3 million for 2022. This increase was attributable to a higher loss on foreign currency exchange of $58.3 million compared to 2022, mainly related to intercompany loan arrangements. Additionally, other income was lower by $1.1 million compared to 2022. These increases in non-operating expense were partially offset by a higher gain on disposal of subsidiaries of $2.2 million, primarily attributable to the release of accumulated foreign currency translation gains upon the liquidation of certain subsidiaries.

Income tax expense decreased by $47.8 million to $137.6 million for 2023 from $185.4 million for 2022. This decrease was primarily attributable to a discrete tax expense recorded in 2022 of approximately $32.5 million for an income tax reserve related to the application of the high-tax exception to global intangible low-taxed income, with the remaining difference mostly related to a benefit recorded in 2023 of approximately $11.5 million for the release of valuation allowances in Mexico.

(Loss) income from discontinued operations, net of tax changed by $18.1 million to a loss of $(9.8) million for 2023 compared to income of $8.3 million for 2022. This change was primarily attributable to a reserve recorded in 2023 related to an indemnification claim received, as well as changes in estimates during 2023 regarding the realizability of certain receivables from previous divestitures, combined with the year-over-year impact of a gain recognized during 2022 upon completion of the transfer of certain leases related to our former operations in Chile. See Overview for further detail on results of the Discontinued Operations.

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

Operating income (loss) changed by $274.6 million to income of $270.0 million for 2022 from a loss of $(4.6) million for 2021. This increase in operating income was primarily a result of the impairment loss related to the Laureate tradename impairment that was recognized during 2021, combined with higher operating income at our Mexico and Peru segments during 2022. Additionally, cost-reduction efforts resulted in lower operating costs at Corporate in 2022, as compared to 2021.

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

Net loss (income) attributable to noncontrolling interests changed by $11.9 million to a loss of $0.6 million for 2022 from income of $(11.3) million for 2021. This change was primarily related to our previous joint venture in Saudi Arabia and the income effect to noncontrolling interests that resulted in 2021 from the settlement of certain intercompany transactions.

Non-GAAP Financial Measure

We define Adjusted EBITDA as net income, before loss (income) from discontinued operations, net of tax, equity in net (income) loss of affiliates, net of tax, and income tax expense (benefit) adjusted for (gain) loss on disposal of subsidiaries, net, foreign currency exchange (gain) loss, net, other expense (income), net, interest expense, interest income, loss on derivatives and loss on debt extinguishment, plus depreciation and amortization, share-based compensation expense, loss on impairment of assets and expenses related to our Excellence-in-Process (EiP) initiative. Adjusted EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures.

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

The following table presents Adjusted EBITDA and reconciles Net income to Adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021:

				% Change
				Better/(Worse)
(in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net income	$107.3	$69.0	$203.8	56%	(66)%
Plus:
Loss (income) from discontinued operations, net of tax	9.8	(8.3)	(486.9)	nm	(98)%
Income (loss) from continuing operations	117.0	60.7	(283.1)	93%	121%
Plus:
Equity in net income of affiliates, net of tax	(0.2)	(0.3)	—	(33)%	nm
Income tax expense	137.6	185.4	145.6	26%	(27)%
Income (loss) from continuing operations before income taxes and equity in net income of affiliates	254.5	245.9	(137.5)	3%	nm
Plus:
(Gain) loss on disposal of subsidiaries, net	(3.6)	(1.4)	0.6	157%	nm
Foreign currency exchange loss (gain), net	75.7	17.4	(13.8)	nm	nm
Other expense (income), net	0.3	(0.8)	1.7	(138)%	147%
Interest expense	21.0	16.4	46.3	(28)%	65%
Interest income	(9.1)	(7.6)	(4.4)	20%	73%
Loss on derivatives	—	—	24.5	nm	100%
Loss on debt extinguishment	—	—	77.9	nm	100%
Operating income (loss)	338.8	270.0	(4.6)	25%	nm
Plus:
Depreciation and amortization	69.6	59.1	101.2	(18)%	42%
EBITDA	408.4	329.1	96.6	24%	nm
Plus:
Share-based compensation expense (a)	7.1	8.8	8.9	19%	1%
Loss on impairment of assets (b)	3.1	0.1	72.5	nm	100%
EiP implementation expenses (c)	—	0.8	75.4	100%	99%
Adjusted EBITDA	$418.6	$338.9	$253.4	24%	34%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”
(b) Represents non-cash charges related to impairments of long-lived assets. For further details on certain impairment items see “Discussion of Significant Items Affecting the Consolidated Results for the Year Ended December 31, 2021.”
(c) EiP implementation expenses are related to our enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs), as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also included other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure, an enterprise-wide program aimed at revenue growth, and certain non-recurring costs incurred in connection with previous dispositions. The EiP initiative was completed as of December 31, 2021, except for certain EiP expenses related to the run out of programs that began in prior periods.

Comparison of Depreciation and Amortization for the Years Ended December 31, 2023 and 2022

Depreciation and amortization increased by $10.5 million to $69.6 million for 2023 from $59.1 million for 2022. The effects of foreign currency exchange rates increased depreciation and amortization expense by $5.3 million. The remaining increase in depreciation and amortization expense of $5.2 million was primarily attributed to a higher depreciable asset base in Mexico and Peru.

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

The following tables, derived from our consolidated financial statements included elsewhere in this Form 10-K, present selected financial information of our reportable segments:

(in millions)				% Change
				Better/(Worse)
For the year ended December 31,	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Revenues:
Mexico	$782.6	$613.9	$540.4	27%	14%
Peru	701.7	624.2	537.1	12%	16%
Corporate	—	4.1	9.2	(100)%	(55)%
Consolidated Total Revenues	$1,484.3	$1,242.3	$1,086.7	19%	14%

Adjusted EBITDA:
Mexico	$177.0	$123.4	$95.8	43%	29%
Peru	286.9	266.7	245.7	8%	9%
Corporate	(45.2)	(51.2)	(88.1)	12%	42%
Consolidated Total Adjusted EBITDA	$418.6	$338.9	$253.4	24%	34%

Mexico

Financial Overview
Comparison of Mexico Results for the Year Ended December 31, 2023 to the Year Ended December 31, 2022

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2022	$613.9	$490.5	$123.4
Organic enrollment (1)	52.2
Product mix, pricing and timing (1)	24.9
Organic constant currency	77.1	44.5	32.6
Foreign exchange	91.6	71.0	20.6
Other (2)	—	(0.4)	0.4
December 31, 2023	$782.6	$605.6	$177.0
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.
(2) Other is composed of acquisition-related contingent liabilities for taxes other-than-income tax, net of changes in recorded indemnification assets.

Revenues increased by $168.7 million, a 27% increase from 2022.
•Organic enrollment increased during 2023 by 10%, increasing revenues by $52.2 million.
•Revenues from our Mexico segment represented 53% of our consolidated total revenues for 2023 compared to 50% for 2022.

Adjusted EBITDA increased by $53.6 million, a 43% increase from 2022, mainly driven by higher revenues, partially offset by higher costs associated with return-to-campus expenses.

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
•Revenues from our Mexico segment represented 50% of our consolidated total revenues for 2022 and 2021.

Adjusted EBITDA increased by $27.6 million, a 29% increase from 2021.
•The increase in Adjusted EBITDA included a year-over-year benefit from the $13.1 million charge recorded during 2021 related to acquisition-related contingencies.

Peru

Financial Overview

Comparison of Peru Results for the Year Ended December 31, 2023 to the Year Ended December 31, 2022

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2022	$624.2	$357.5	$266.7
Organic enrollment (1)	27.1
Product mix, pricing and timing (1)	33.1
Organic constant currency	60.2	47.3	12.9
Foreign exchange	17.3	10.0	7.3
December 31, 2023	$701.7	$414.8	$286.9
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $77.5 million, a 12% increase from 2022.
•Organic enrollment increased during 2023 by 6%, increasing revenues by $27.1 million.
•Revenues from our Peru segment represented 47% of our consolidated total revenues for 2023 compared to 50% for 2022.

Adjusted EBITDA increased by $20.2 million, an 8% increase from 2022, mainly driven by higher revenues, partially offset by higher costs associated with return-to-campus expenses.

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

Revenues increased by $87.1 million, an 16% increase from 2021.
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

Operating results for Corporate for the years ended December 31, 2023, 2022 and 2021 were as follows:

				% Change
				Better/(Worse)
(in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Revenues	$—	$4.1	$9.2	(100)%	(55)%
Expenses	45.2	55.3	97.3	18%	43%
Adjusted EBITDA	$(45.2)	$(51.2)	$(88.1)	12%	42%

Comparison of Corporate Results for the Year Ended December 31, 2023 to the Year Ended December 31, 2022

Adjusted EBITDA increased by $6.0 million, a 12% increase from 2022, mainly driven by a decrease in labor expenses and other professional fees, as well as a reduction in IT-related costs.

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

As of December 31, 2023, our secondary source of liquidity was cash and cash equivalents of $89.4 million. Our cash accounts are maintained with high-quality financial institutions. The Company also maintains a revolving credit facility (the Senior Secured Credit Facility) with a syndicate of financial institutions as a source of liquidity. The Senior Secured Credit Facility, pursuant to the Third Amended and Restated Credit Agreement, dated as of October 7, 2019 (the “Credit Agreement”, as amended by the First Amendment, dated as of July 20, 2020, the Second Amendment, dated as of December 23, 2022, and, as further amended by the Third Amendment, dated as of September 18, 2023, the “Amended Credit Agreement”), provides for borrowings of $145.0 million of revolving credit loans maturing October 2024 (the “Series 2024 Tranche”) and $155.0 million of revolving credit loans maturing in September 2028 (the "Series 2028 Tranche") for a $300.0 million aggregate revolving credit facility (the “Revolving Credit Facility”). As a subfacility under the Revolving Credit Facility, the Amended Credit Agreement provides for letter of credit commitments in the aggregate amount of $10.0 million. From time to time, we draw down on the Revolving Credit Facility, and, in accordance with the terms of the credit agreement, any proceeds drawn on the Revolving Credit Facility may be used for general corporate purposes. As of December 31, 2023, the Company had borrowed $59.0 million of the $300.0 million of available capacity. In addition to the Revolving Credit Facility, our subsidiaries had approximately $68.8 million of available borrowing capacity under lines of credit and short-term borrowing arrangements as of December 31, 2023.

If certain conditions are satisfied, the Amended Credit Agreement also provides for incremental revolving and term loan facilities, at the request of the Company, not to exceed (i) the greater of (a) $172.5 million and (b) 50% of the Company's Consolidated EBITDA, plus (ii) additional amounts so long as both immediately before and after giving effect to such incremental facilities the Company’s Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, on a pro forma basis, does not exceed 2.25x, plus, (iii) the aggregate amounts of any voluntary repayments of term loans, if any, and aggregate amount of voluntary repayments of revolving credit facilities that are accompanied by a corresponding termination or reduction of revolving credit commitments.

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $7.5 million and $8.6 million as of December 31, 2023 and 2022, respectively. Restricted cash consists of cash equivalents held as assets for a supplemental employment retention agreement for a former executive.

Indefinite Reinvestment of Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As of December 31, 2023, $82.7 million of our total $89.4 million of cash and cash equivalents were held by foreign subsidiaries. As of December 31, 2022, $77.3 million of our total $85.2 million of cash and cash equivalents were held by foreign subsidiaries.

As part of our business strategies, we have determined that the undistributed historical earnings of our foreign operations for which we have not already recorded taxes will be deemed indefinitely reinvested outside of the United States.

Our plans to indefinitely reinvest certain earnings are supported by projected working capital and long-term capital requirements in each foreign subsidiary location in which the earnings are generated. We have analyzed our domestic operation's cash repatriation strategies, projected cash flows, projected working capital and liquidity, and the expected availability within the debt or equity markets to provide funds for our domestic needs. Based on our analysis, we believe we have the ability to indefinitely reinvest our historical foreign earnings that would be subject to tax. If our expectations change based on future developments such that some or all of the undistributed earnings of our foreign subsidiaries may be remitted to the United States in the foreseeable future, we will be required to recognize deferred tax expense and liabilities and pay additional taxes on any amounts that we are unable to repatriate in a tax-free manner.

Liquidity Requirements

Our short-term liquidity requirements include: funding for debt service (including finance leases); operating lease obligations; payments of deferred compensation; working capital; operating expenses; capital expenditures; stock repurchases; an indemnification claim; and business development activities.

Long-term liquidity requirements include: payments on long-term debt (including finance leases); operating lease obligations; payments of deferred compensation; stock repurchases; and payments of other third-party obligations.

Debt

As of December 31, 2023, our debt obligations consisted of borrowings under the Senior Secured Credit Facility and other debt instruments at our operations, as well as finance lease obligations and sale-leaseback financings.

Senior Secured Credit Facility

As of December 31, 2023 and 2022, there was a $59.0 million and $100.0 million balance outstanding under our Senior Secured Credit Facility, respectively.

Other Debt

Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries and notes payable, the significant components of which are described below.

As of December 31, 2023 and 2022, the aggregate outstanding balances on our lines of credit were $10.9 million and $13.8 million, respectively.

In December 2017, one of our subsidiaries in Mexico entered into an agreement with a bank for a loan of MXN 1,700.0 million (approximately $89.0 million at the time of the loan). The loan matures in June 2024 and carries a variable interest rate, plus an applicable margin, which is established based on the ratio of debt to EBITDA, as defined in the agreement (13.00% as of December 31, 2023). The current quarterly payments on the loan total MXN 76.5 million ($4.5 million at December 31, 2023), with a balloon payment of MXN 425.0 million ($25.0 million at December 31, 2023) due at maturity. As of December 31, 2023 and 2022, the outstanding balance of this loan was $29.5 million and $41.4 million, respectively.

Covenants

Under the Amended Credit Agreement, we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant that applies only to the Revolving Credit Facility (a leverage ratio covenant), as defined in the Amended Credit Agreement, unless certain conditions are satisfied. As of December 31, 2023, these conditions were satisfied and, therefore, we were not subject to the leverage ratio. The maximum ratio, as defined, is 3.00x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of December 31, 2023.

Leases

We conduct a significant portion of our operations from leased facilities, including many of our higher education facilities and other office locations. As discussed in Note 9, Leases, in our consolidated financial statements included elsewhere in this Form 10-K, we have significant operating lease liabilities recorded related to our leased facilities, which will require future cash payments. As of December 31, 2023 and 2022, the present value of operating lease liabilities was $417.6 million and $415.9 million, respectively. Based on the operating leases outstanding at December 31, 2023, $95.0 million of minimum lease payments will be required during 2024. In addition, we had finance lease obligations and sale-leaseback financings of $57.6 million and $48.2 million as of December 31, 2023 and 2022, respectively.

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

Our total capital expenditures for our continuing and discontinued operations, excluding receipts from the sale of subsidiaries and property and equipment, were $56.5 million, $53.1 million and $56.3 million during 2023, 2022 and 2021, respectively. The 6% increase in capital expenditures for 2023 compared to 2022 was primarily due to investment in equipment for health science programs in Peru as well as campus expansion and digital innovation in Mexico. The 6% decrease in capital expenditures for 2022 compared to 2021 was primarily due to the year-over-year effect of divestitures completed in 2021 combined with lower spending in Peru and Corporate, partially offset by higher spending in health science programs in Mexico.

Stock Repurchase Program

On February 15, 2024, Laureate’s Board of Directors approved a new stock repurchase program to acquire up to $100 million of the Company’s common stock. The Company intends to finance the repurchases with free cash flow, excess cash and liquidity on-hand, including available capacity under its Revolving Credit Facility. The Company’s proposed repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s board will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program.

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

The following table summarizes our cash flows from operating, investing, and financing activities for each of the past three fiscal years:

(in millions)	2023	2022	2021
Cash provided by (used in):
Operating activities	$250.8	$178.2	$(156.1)
Investing activities	(51.9)	30.3	2,044.2
Financing activities	(201.9)	(461.6)	(2,683.2)
Effects of exchange rate changes on cash	6.6	1.2	(14.7)
Change in cash included in current assets held for sale	(0.5)	—	288.1
Net change in cash and cash equivalents and restricted cash	$3.1	$(251.8)	$(521.7)

Comparison of Cash Flows for the Year Ended December 31, 2023 to the Year Ended December 31, 2022

Operating activities
Cash provided by operating activities increased by $72.6 million to $250.8 million for 2023, compared to $178.2 million for 2022. This increase in operating cash flows was attributable to higher operating income, combined with the net effect of changes in operating assets and liabilities, which increased operating cash by $93.6 million compared to 2022. This increase in cash inflows was offset in part by an increase in cash paid for taxes of $17.5 million, from $153.8 million in 2022 to $171.3 million in 2023, which was a result of higher tax prepayments during the 2023 period in Mexico and Peru, partially offset by tax refunds in the United States. Additionally, cash paid for interest increased by $3.5 million, from $16.8 million in 2022 to $20.3 million in 2023, attributable to higher average debt balances in 2023.

Investing activities

Cash from investing activities decreased by $82.2 million to a cash outflow of $(51.9) million for 2023 from a cash inflow of $30.3 million for 2022. This decrease in investing cash flows was attributable to lower cash receipts from the sales of Discontinued Operations and property and equipment of $78.9 million, from $83.4 million, net, during 2022 (primarily related to the receipt of the escrow receivable in connection with the 2021 sale of Walden University and the collection of certain receivables from the 2021 sale of our Brazilian operations) to $4.5 million, net, in 2023 (primarily related to the receipt of an earnout receivable from the sale of our Brazilian operations). Additionally, cash used for capital expenditures increased by $3.4 million compared to 2022, mainly driven by investment in equipment for health science programs in Peru as well as campus expansion and digital innovation in Mexico. Other items accounted for the remaining difference of $0.1 million.

Financing activities

Cash used in financing activities decreased by $259.7 million to $(201.9) million for 2023 from $(461.6) million for 2022. This decrease in financing cash outflows was attributable to the year-over-year effect of $282.2 million of payments made during 2022 for common stock repurchases. In addition, payments of special dividends and distributions were lower by $140.7 million, from $253.2 million in 2022 to $112.5 million in 2023. These decreases in financing cash outflows were partially offset by: (1) higher net payments of long-term debt during 2023 as compared to 2022, for a change of $152.2 million; (2) lower proceeds from the exercise of common stock options of $10.9 million; and (3) payment of debt issuance costs of $1.3 million during 2023 in connection with the amendment of our Senior Secured Credit Facility. Other items accounted for the remaining difference of $1.2 million.

Comparison of Cash Flows for the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Operating activities
Cash flows from operating activities changed by $334.3 million to cash inflow of $178.2 million for 2022, compared to a cash outflow of $(156.1) million for 2021. This increase in operating cash flows was attributable to: (1) increased operating income combined with the net effect of changes in operating assets and liabilities, which increased operating cash by $143.8 million compared to 2021; (2) lower cash paid for taxes of $97.3 million, from $251.1 million in 2021 to $153.8 million in 2022, a decrease primarily driven by the payment of estimated taxes related to the sale of Walden University in 2021 and payment of withholding taxes for intercompany loans that were capitalized during 2021; (3) the year-over-year effect of $46.8 million of payments for lease termination agreements in 2021; and (4) a decrease in cash paid for interest of $46.4 million, from $63.2 million in 2021 to $16.8 million in 2022, attributable to lower average debt balances.

Investing activities

Cash provided by investing activities decreased by $2,013.9 million to $30.3 million for 2022 from $2,044.2 million in 2021. This decrease was primarily attributable to lower cash receipts from the sales of discontinued operations of $2,067.4 million, from $2,150.8 million, net, in 2021 (primarily for the sale of Walden University, our operations in Honduras and Brazil, the receipt of the note receivable related to the 2020 divestiture of our Chilean operations, and the receipt of a portion of the purchase prices that were withheld in connection to the 2018 sale of our China operations and the 2020 sale of our Malaysia operations) to $83.4 million, net, in 2022 (primarily related to the receipt of the escrow receivable related to the 2021 sale of Walden University, and the collection of certain receivables from the sale of our Brazilian operations). This decrease in investing cash flows was partially offset by the year-over-year effect of $50.3 million of payments made in 2021 for derivative instruments related to foreign exchange swap agreements associated with the sale of our Brazil operations. Additionally, cash used for capital expenditures decreased by $3.2 million compared to 2021.

Financing activities

Cash used in financing activities decreased by $2,221.6 million to $(461.6) million for 2022 from $(2,683.2) million for 2021. This decrease in financing cash outflows was attributable to: (1) lower cash distributions to shareholders of $1,121.7 million, from $1,374.9 million in 2021 following the sale of Walden University, to $253.2 million in 2022; (2) net proceeds from issuance of long-term debt in 2022 as compared to net payments of long-term debt in 2021, primarily related to the repayment in full of the balance outstanding under the Senior Notes due 2025, for a change of $958.1 million; (3) lower year-over-year payments to repurchase shares of our common stock of $98.3 million; (4) the year-over-year effect of $33.0 million in payments made in 2021 for call premiums associated with the redemption of the Senior Notes due 2025; and (5) higher proceeds from the exercises of common stock options of $9.8 million during 2022, as compared to 2021. Other items accounted for the remaining difference of $0.7 million.

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

Under the updated guidance, the Company continues to have the option of first performing a qualitative goodwill impairment assessment (i.e., step zero) in order to determine if a quantitative impairment test is necessary. A reporting unit is defined as a component of an operating segment for which discrete financial information is available and regularly reviewed by management of the segment. Based on the qualitative assessment, if we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is not required.

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

If we perform a quantitative impairment test, we also evaluate the sensitivity of a change in assumptions related to goodwill impairment, assessing whether a 10% reduction in our estimates of revenue or a 1% increase in our estimated discount rates would result in impairment of goodwill. We have determined that neither of our reporting units with material goodwill were at risk of failing the goodwill impairment test as of December 31, 2023.

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

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets include acquired indefinite-lived tradenames. Indefinite-lived tradenames are evaluated annually as of October 1st each year for impairment as well as on an interim basis if events or changes in circumstances between annual tests indicate that the asset may be impaired. The Company has the option of first performing a qualitative impairment test to determine if a quantitative impairment test is necessary. Based on the qualitative assessment, if we determine that it is more likely than not that the fair value of the indefinite-lived intangible is greater than its carrying amount, the quantitative impairment test is not required. If required, the quantitative impairment test for indefinite-lived tradenames generally requires a new determination of the fair value of the intangible asset using the relief-from-royalty method. This method estimates the amount of royalty expense that we would expect to incur if the assets were licensed from a third party. We use publicly available information in determining certain assumptions to assist us in estimating fair value using market participant assumptions. If the fair value of the intangible asset is less than its carrying value, the intangible asset is adjusted to its new estimated fair value, and an impairment loss is recognized. Significant assumptions used in estimating the fair value of indefinite-lived tradenames include: (1) the revenue growth rates; (2) the discount rates; and (3) the estimated royalty rates.

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

Indefinite Reinvestment of Foreign Earnings

We earn substantially all of our income from subsidiaries located in countries outside the United States. Deferred tax liabilities have not been recognized for undistributed historical foreign earnings that would be subject to tax because management believes that the historical retained earnings will be indefinitely reinvested outside the United States under the Company's planned tax-neutral methods. Our assertion that earnings from our foreign operations will be indefinitely reinvested is supported by projected working capital and long-term capital plans in each foreign subsidiary location in which the earnings are generated. Additionally, we believe that we have the ability to indefinitely reinvest foreign earnings based on our domestic operation's cash repatriation strategies, projected cash flows, projected working capital and liquidity, and the expected availability of capital within the debt or equity markets. If our expectations change based on future developments, such that some or all of the undistributed earnings of our foreign subsidiaries may be remitted to the United States in the foreseeable future, we will be required to recognize deferred tax expense and liabilities on any amounts that we are unable to repatriate in a tax-free manner.

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

Interest Rate Risk

We are subject to risk from fluctuations in interest rates, primarily relating to our Senior Secured Credit Facility and certain local debt, which bear interest at variable rates. Based on our outstanding variable-rate debt as of December 31, 2023, an increase of 100 basis points in our weighted-average interest rate would result in an increase in interest expense of $0.9 million on an annual basis.

Foreign Currency Exchange Risk

We use the USD as our reporting currency. We derived substantially all of our revenues outside of the United States for the year ended December 31, 2023. Our business is transacted through a network of international and domestic subsidiaries, generally in the local currency, considered the functional currency for that subsidiary.

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

For the year ended December 31, 2023, a hypothetical 10% adverse change in average annual foreign currency exchange rates would have decreased Operating income and Adjusted EBITDA by approximately $40.6 million and $47.7 million, respectively. We monitor the impact of foreign currency movements related to differences between our subsidiaries' local currencies and the USD.

Item 8. Financial Statements and Supplementary Data

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP (PCAOB No. 238), an independent registered public accounting firm, as stated in their report which appears herein.

Date: February 22, 2024

/s/ EILIF SERCK-HANSSEN
Eilif Serck-Hanssen
President and Chief Executive Officer

/s/ RICHARD M. BUSKIRK
Richard M. Buskirk
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Laureate Education, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Laureate Education, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue recognition

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s revenue was $1,484.3 million for the year ended December 31, 2023. The Company’s revenues primarily consist of tuition and educational services revenues. Other revenues, such as revenues from student fees and other education-related activities, are less material to the overall financial results and have a tendency to trend with tuition revenues. Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration that management expects to be entitled to in exchange for those goods or services. These revenues are recognized net of scholarships and other discounts, refunds and waivers.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) testing the completeness, accuracy, and occurrence of revenue recognized for samples of revenue transactions by obtaining and inspecting source documents, such as student contracts and registration, transcripts, the universities’ academic calendar and academic catalogue, and subsequent cash receipts, where applicable; (ii) testing samples of outstanding student balances as of December 31, 2023 by obtaining and inspecting subsequent cash receipts and for balances not paid, obtaining and inspecting source documents, such as student contracts and registration and transcripts, where applicable; and (iii) testing deferred revenue, on a sample basis, by obtaining and inspecting source documents, such as student contracts and registration and the academic calendar, where applicable.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
February 22, 2024

We have served as the Company’s auditor since 2007, which includes periods before the Company became subject to SEC reporting requirements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the years ended December 31,	2023	2022	2021

Revenues	$1,484,288	$1,242,271	$1,086,701
Costs and expenses:
Direct costs	1,089,781	907,365	814,490
General and administrative expenses	52,612	64,750	204,370
Loss on impairment of assets	3,073	144	72,488
Operating income (loss)	338,822	270,012	(4,647)
Interest income	9,085	7,567	4,378
Interest expense	(20,986)	(16,418)	(46,275)
Other (expense) income, net	(325)	770	(1,695)
Foreign currency exchange (loss) gain, net	(75,702)	(17,444)	13,791
Gain (loss) on disposals of subsidiaries, net	3,567	1,364	(602)
Loss on debt extinguishment	—	—	(77,940)
Loss on derivatives, net	—	—	(24,517)
Income (loss) from continuing operations before income taxes and equity in net income of affiliates	254,461	245,851	(137,507)
Income tax expense	(137,603)	(185,391)	(145,573)
Equity in net income of affiliates, net of tax	171	258	—
Income (loss) from continuing operations	117,029	60,718	(283,080)
(Loss) income from discontinued operations, net of tax benefit (expense) of $0, $508 and $(234,326), respectively	(9,762)	8,260	486,865
Net income	107,267	68,978	203,785
Net loss (income) attributable to noncontrolling interests	323	595	(11,339)
Net income attributable to Laureate Education, Inc.	$107,590	$69,573	$192,446

Basic earnings per share:
Income (loss) from continuing operations	$0.75	$0.37	$(1.56)
(Loss) income from discontinued operations	(0.06)	0.05	2.57
Basic earnings per share	$0.69	$0.42	$1.01
Diluted earnings per share:
Income (loss) from continuing operations	$0.74	$0.36	$(1.56)
(Loss) income from discontinued operations	(0.06)	0.05	2.57
Diluted earnings per share	$0.68	$0.41	$1.01
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the years ended December 31,	2023	2022	2021

Net income	$107,267	$68,978	$203,785
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for all years	170,201	77,233	421,972
Minimum pension liability adjustment, net of tax of $206, $140 and $0, respectively	82	560	(202)
Total other comprehensive income	170,283	77,793	421,770
Comprehensive income	277,550	146,771	625,555
Net comprehensive loss (income) attributable to noncontrolling interests	320	582	(11,327)
Comprehensive income attributable to Laureate Education, Inc.	$277,870	$147,353	$614,228
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$89,392	$85,167
Restricted cash	7,505	8,617
Receivables:
Accounts and notes receivable	173,571	133,105
Other receivables	3,509	9,486
Allowance for doubtful accounts	(84,967)	(61,882)
Receivables, net	92,113	80,709
Income tax receivable	15,224	32,261
Prepaid expenses and other current assets	19,284	19,445
Current assets held for sale	889	—
Total current assets	224,407	226,199
Property and equipment:
Land	129,229	127,154
Buildings	377,954	348,931
Furniture, equipment and software	556,134	494,004
Leasehold improvements	137,171	117,820
Construction in-progress	22,673	11,871
Accumulated depreciation and amortization	(660,935)	(576,373)
Property and equipment, net	562,226	523,407
Operating lease right-of-use assets, net	371,611	389,565
Goodwill	661,482	583,493
Tradenames, net	169,183	151,645
Deferred costs, net	4,981	5,310
Deferred income taxes	71,426	51,941
Other assets	44,896	40,677
Long-term assets held for sale	15,404	—
Total assets	$2,125,616	$1,972,237
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	December 31, 2023	December 31, 2022
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$43,239	$42,842
Accrued expenses	69,464	50,563
Accrued compensation and benefits	96,652	85,215
Deferred revenue and student deposits	69,351	51,264
Current portion of operating leases	57,514	38,994
Current portion of long-term debt and finance leases	52,828	56,184
Income taxes payable	40,204	38,738
Other current liabilities	22,714	17,587
Current liabilities held for sale	1,248	—
Total current liabilities	453,214	381,387
Long-term operating leases, less current portion	360,120	376,898
Long-term debt and finance leases, less current portion	112,241	175,929
Deferred compensation	9,511	10,379
Income taxes payable	140,492	131,301
Deferred income taxes	56,490	89,765
Other long-term liabilities	34,151	30,823
Long-term liabilities held for sale	10,259	—
Total liabilities	1,176,478	1,196,482
Redeemable noncontrolling interests and equity	1,398	1,398
Stockholders' equity:
Preferred stock, par value $0.001 per share – 50,000 shares authorized and no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.004 per share – 700,000 shares authorized, 157,586 shares issued and outstanding as of December 31, 2023 and 230,779 shares issued and 157,013 shares outstanding as of December 31, 2022	630	923
Additional paid-in capital	1,179,721	2,204,755
Retained earnings	41,862	39,244
Accumulated other comprehensive loss	(272,144)	(442,424)
Treasury stock at cost (0 shares held at December 31, 2023 and 73,766 shares held at December 31, 2022)	—	(1,026,272)
Total Laureate Education, Inc. stockholders' equity	950,069	776,226
Noncontrolling interests	(2,329)	(1,869)
Total stockholders' equity	947,740	774,357
Total liabilities and stockholders' equity	$2,125,616	$1,972,237
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

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (continued)
IN THOUSANDS

	Laureate Education, Inc. Stockholders
	Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss) income	Treasury stock at cost	Non-controlling interests	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2021	180,611	$915	$2,388,783	$15,523	$(520,204)	$(744,174)	$(1,285)	$1,139,558
Non-cash stock compensation	—	—	8,776	—	—	—	—	8,776
Exercise of stock options and vesting of restricted stock and restricted stock units, net of shares withheld to satisfy tax withholding	1,948	8	11,214	—	—	—	—	11,222
Purchase of treasury stock at cost	(25,546)	—	—	—	—	(282,098)	—	(282,098)
Special cash distribution, special cash dividend, and equitable adjustments to stock-based compensation awards	—	—	(204,336)	(45,852)	—	—	—	(250,188)
Change in noncontrolling interests	—	—	2	—	—	—	(2)	—
Reclassification of redeemable equity to non-redeemable equity	—	—	316	—	—	—	—	316
Net income	—	—	—	69,573	—	—	(595)	68,978
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	77,220	—	13	77,233
Minimum pension liability adjustment, net of tax of $140	—	—	—	—	560	—	—	560
Balance at December 31, 2022	157,013	$923	$2,204,755	$39,244	$(442,424)	$(1,026,272)	$(1,869)	$774,357
Non-cash stock compensation	—	—	7,114	—	—	—	—	7,114
Exercise of stock options and vesting of restricted stock and restricted stock units, net of shares withheld to satisfy tax withholding	573	2	(270)	—	—	—	—	(268)
Retirement of treasury stock		(295)	(1,025,977)	—	—	1,026,272	—	—
Special cash dividend and equitable adjustments to stock-based compensation awards	—	—	(5,917)	(104,972)	—	—	—	(110,889)
Change in noncontrolling interests	—	—	16	—	—	—	(140)	(124)
Net income	—	—	—	107,590	—	—	(323)	107,267
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	170,198	—	3	170,201
Minimum pension liability adjustment, net of tax of $206	—	—	—	—	82	—	—	82
Balance at December 31, 2023	157,586	$630	$1,179,721	$41,862	$(272,144)	$—	$(2,329)	$947,740
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the years ended December 31,	2023	2022	2021
Cash flows from operating activities
Net income	$107,267	$68,978	$203,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	69,618	59,132	101,178
Amortization of operating lease right-of-use assets	33,235	29,394	44,078
Loss on impairment of assets	3,073	144	73,756
Loss (gain) on sales and disposal of subsidiaries, property and equipment and leases, net	9,603	(11,146)	(609,529)
Non-cash interest expense	1,018	1,591	6,761
Non-cash share-based compensation expense	7,114	8,776	10,172
Bad debt expense	43,733	21,972	34,370
Deferred income taxes	(55,856)	(530)	195,563
Unrealized foreign currency exchange loss (gain)	75,488	13,907	(7,033)
Non-cash loss from non-income tax contingencies	—	743	12,150
Other, net	283	6,086	1,106
Loss on derivative instruments	—	—	24,517
Loss on debt extinguishment	—	—	77,999
Payments for lease settlements	—	—	(46,804)
Changes in operating assets and liabilities:
Receivables	(51,738)	(27,524)	(15,986)
Prepaid expenses and other assets	2,621	4,800	(17,433)
Accounts payable and accrued expenses	(4,260)	(10,464)	(45,329)
Income tax receivable/payable, net	23,298	31,330	(101,126)
Deferred revenue and other liabilities	(13,717)	(18,959)	(98,277)
Net cash provided by (used in) operating activities	250,780	178,230	(156,082)
Cash flows from investing activities
Purchase of property and equipment	(56,437)	(52,756)	(50,444)
Expenditures for deferred costs	(20)	(312)	(5,843)
Receipts from sales of discontinued operations, net of cash sold, property and equipment	4,539	83,414	2,150,820
Settlement of derivatives related to sale of discontinued operations and net investment hedge	—	—	(50,341)
Net cash (used in) provided by investing activities	(51,918)	30,346	2,044,192
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	153,772	496,253	46,493
Payments on long-term debt	(243,438)	(433,705)	(942,030)
Payments to purchase noncontrolling interests	(123)	—	—
Payments of special dividends, special cash distributions, and dividend equivalent rights	(112,478)	(253,188)	(1,374,855)
Proceeds from exercise of stock options	2,308	13,216	3,411
Payments to repurchase common stock	—	(282,151)	(380,505)
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(623)	(1,994)	(2,769)
Payment of debt issuance costs	(1,306)	—	(32,980)
Net cash used in financing activities	(201,888)	(461,569)	(2,683,235)
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	6,641	1,202	(14,724)
Change in cash included in current assets held for sale	(502)	—	288,126
Net change in Cash and cash equivalents and Restricted cash	3,113	(251,791)	(521,723)
Cash and cash equivalents and Restricted cash at beginning of period	93,784	345,575	867,298
Cash and cash equivalents and Restricted cash at end of period	$96,897	$93,784	$345,575
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

In the past, Laureate has had certain intercompany loans that were deemed to have the characteristics of a long-term investment. That is, the settlement of the intercompany loan was not planned or anticipated in the foreseeable future. Transaction gains and losses related to these types of loans were recorded as a component of Accumulated other comprehensive income (loss) included in the Consolidated Statements of Stockholders’ Equity. Transaction gains and losses related to all other intercompany loans are included in Foreign currency exchange gain (loss), net in the Consolidated Statements of Operations.

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

The reconciliations of the beginning and ending balances of the Allowance for doubtful accounts were as follows:

For the years ended December 31,	2023	2022	2021
Balance at beginning of period	$61,882	$62,226	$76,694
Additions: charges to bad debt expense	43,733	21,972	21,302
Deductions (a)	(20,648)	(22,316)	(35,770)
Balance at end of period	$84,967	$61,882	$62,226
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

Deferred costs on the Consolidated Balance Sheets consist primarily of direct costs associated with costs to obtain a contract. As discussed in Note 3, Revenue, Laureate defers certain commissions and bonuses earned by third-party agents and our employees that are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are amortized over the period of benefit which ranges from two to four years. As of December 31, 2023 and 2022, the unamortized balances of contract costs were $4,527 and $3,855, respectively.

Debt Issuance Costs

Debt issuance costs were paid as a result of certain debt transactions and are presented as a deduction from debt. These debt issuance costs are amortized over the term of the associated debt instruments. The amortization expense is recognized as a component of Interest expense in the Consolidated Statements of Operations. As of December 31, 2023 and 2022, the unamortized balances of deferred financing costs were $2,372 and $2,060, respectively.

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

Under the updated guidance, the Company continues to have the option of first performing a qualitative goodwill impairment assessment (i.e., step zero) in order to determine if a quantitative impairment test is necessary. Based on the qualitative assessment, if we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is not required.

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

Indefinite-lived tradenames are evaluated annually as of October 1st each year for impairment as well as on an interim basis if events or changes in circumstances between annual tests indicate that the asset may be impaired. The Company has the option of first performing a qualitative impairment test to determine if a quantitative impairment test is necessary. Based on the qualitative assessment, if we determine that it is more likely than not that the fair value of the indefinite-lived intangible is greater than its carrying amount, the quantitative impairment test is not required. If required, the quantitative impairment test for indefinite-lived tradenames generally requires a new determination of the fair value of the intangible asset using the relief-from-royalty method. If the fair value of the intangible asset is less than its carrying value, the intangible asset is adjusted to its new estimated fair value, and an impairment loss is recognized. Significant assumptions used in estimating the fair value of indefinite-lived tradenames include: (1) the revenue growth rates; (2) the discount rates; and (3) the estimated royalty rates.

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

Advertising

Laureate expenses advertising costs as incurred. Advertising expenses were $75,926, $61,871 and $53,629 for the years ended December 31, 2023, 2022 and 2021, respectively, and are recorded in Direct costs in our Consolidated Statements of Operations.

Share-based Compensation

Share-based compensation expense is based on the grant-date fair value estimated in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.” Laureate recognizes share-based compensation expense, less estimated forfeitures, on a straight-line basis over the requisite service period for time-based awards and on a graded-vesting basis for performance-based awards. Laureate estimates forfeitures based on historical activity, expected employee turnover, and other qualitative factors which are adjusted for changes in estimates and award vesting. All expenses for an award will be recognized by the time it becomes fully vested.

We use the Black-Scholes-Merton option pricing model to calculate the fair value of stock options. This option valuation model requires the use of subjective assumptions, including the estimated fair value of the underlying common stock, the expected stock price volatility, and the expected term of the option. The estimated fair value of the underlying common stock is based on the closing price of our common stock on the grant date. Because we have only been publicly traded since February 2017, our volatility estimates for all previously granted stock options were based on an average of: (1) a peer group of companies and (2) Laureate's historical volatility. We estimate the expected term of awards to be the weighted average mid-point between the vesting date and the end of the contractual term. We used this method to estimate the expected term because we did not have sufficient historical exercise data. There were no stock options granted in 2023, 2022 and 2021.

During the years ended December 31, 2023, 2022, and 2021, Laureate has granted, restricted stock units, and performance awards for which the vesting is based on annual performance metrics of the Company. For interim periods, we use our year-to-date actual results, financial forecasts, and other available information to estimate the probability of the award vesting based on the performance metrics. The related compensation expense recognized is affected by our estimates of the vesting probability of these performance awards.

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

We earn substantially all of our income from subsidiaries located in countries outside the United States. Deferred tax liabilities have not been recognized for undistributed historical foreign earnings that would be subject to tax because management believes that the historical retained earnings will be indefinitely reinvested outside the United States under the Company's planned tax-neutral methods. Our assertion that earnings from our foreign operations will be indefinitely reinvested is supported by projected working capital and long-term capital plans in each foreign subsidiary location in which the earnings are generated. Additionally, we believe that we have the ability to indefinitely reinvest foreign earnings based on our domestic operation's cash repatriation strategies, projected cash flows, projected working capital and liquidity, and the expected availability of capital within the debt or equity markets. If our expectations change based on future developments, such that some or all of the undistributed earnings of our foreign subsidiaries may be remitted to the United States in the foreseeable future, we will be required to recognize deferred tax expense and liabilities on any amounts that we are unable to repatriate in a tax-free manner.

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

Recently Issued Accounting Standards Not Yet Adopted

Accounting Standards Update (ASU) ASU No. 2023-07 (ASU 2023-07), Segment Reporting (Topic 280); Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07 in order to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories and amounts for each reportable segment. The new guidance is effective for the Company's 2024 year-end financial statements and should be adopted retrospectively unless impracticable. The guidance does not affect recognition or measurement in the Company's Consolidated Financial Statements.

ASU No. 2023-09 (ASU 2023-09), Income Taxes (Topic 740); Improvements to Income Tax Disclosure

In December 2023, the FASB issued ASU 2023-09, with the objective of improving the transparency of income tax disclosures by requiring: (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The new requirements will be effective for the Company's 2025 year-end financial statements and will be applied on a prospective basis with the option to apply the standard retrospectively. The guidance does not affect recognition or measurement in the Company's Consolidated Financial Statements.

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

The following table shows the components of Revenues by reportable segment and as a percentage of total net revenue for the years ended December 31, 2023, 2022 and 2021:

	Mexico	Peru	Corporate(1)	Total
2023
Tuition and educational services	$1,020,420	$687,642	$—	$1,708,062	115%
Other	133,913	68,901	(22)	202,792	14%
Gross revenue	1,154,333	756,543	(22)	1,910,854	129%
Less: Discounts / waivers / scholarships	(371,722)	(54,844)	—	(426,566)	(29)%
Total	$782,611	$701,699	$(22)	$1,484,288	100%
2022
Tuition and educational services	$778,066	$613,379	$—	$1,391,445	112%
Other	112,294	58,087	4,091	174,472	14%
Gross revenue	890,360	671,466	4,091	1,565,917	126%
Less: Discounts / waivers / scholarships	(276,418)	(47,228)	—	(323,646)	(26)%
Total	$613,942	$624,238	$4,091	$1,242,271	100%
2021
Tuition and educational services	$679,430	$526,987	$—	$1,206,417	111%
Other	92,719	48,363	9,216	150,298	14%
Gross revenue	772,149	575,350	9,216	1,356,715	125%
Less: Discounts / waivers / scholarships	(231,720)	(38,294)	—	(270,014)	(25)%
Total	$540,429	$537,056	$9,216	$1,086,701	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $173,571 and $133,105 as of December 31, 2023 and 2022, respectively. All contract asset amounts are classified as current. Contract liabilities in the amount of $69,351 and $51,264 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively. Substantially all of the contract liability balance at the beginning of the year was recognized into revenue during the year ended December 31, 2023.

Costs to Obtain a Contract

Certain commissions and bonuses earned by third-party agents and our employees are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over the period of benefit which ranges from two to four years. We determined the expected period of benefit, by university, as the expected student enrollment period. As of December 31, 2023 and 2022, the asset balances were approximately $11,400 and $8,800, respectively, and the accumulated amortization balances were approximately $6,900 and $4,900, respectively, both of which are included in Deferred costs, net, in the accompanying Consolidated Balance Sheets. The associated operating costs of approximately $2,200 and $1,700, respectively, were recorded in Direct costs in the accompanying Consolidated Statement of Operations for the years ended December 31, 2023 and 2022. We also pay certain commissions and bonuses where the period of benefit is one year or less.

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

Note 4. Discontinued Operations and Assets Held for Sale

Discontinued Operations

As discussed in Note 1, Description of Business, the Company's principal markets are Mexico and Peru. All other markets have been divested. The divestitures were completed in 2021. In 2022 and 2023, the Company recorded certain adjustments to sale price and estimates of contingent items.

Summarized operating results and cash flows of the Discontinued Operations are presented in the following table:

For the years ended December 31,	2023	2022	2021
Revenues	$—	$—	$542,979
Depreciation and amortization expense	—	—	—
Share-based compensation expense	—	—	(1,277)
Other direct costs	—	—	(433,127)
Loss on impairment of assets	—	—	(1,268)
Other non-operating expense	—	—	(22,288)
(Loss) gain on sale of discontinued operations before taxes, net	(9,762)	7,752	636,172
Pretax (loss) income of discontinued operations	(9,762)	7,752	721,191
Income tax benefit (expense)	—	508	(234,326)
(Loss) income from discontinued operations, net of tax	$(9,762)	$8,260	$486,865

Operating cash flows of discontinued operations	$—	$—	$39,544
Investing cash flows of discontinued operations	$—	$—	$(11,161)
Financing cash flows of discontinued operations	$—	$—	$(18,054)

2021 Loss Recognized on Brazil Disposal Group

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

Assets Held for Sale

During the second quarter of 2023, two of the Company’s subsidiaries that operate K-12 educational programs in Mexico met the criteria for classification as held for sale under ASC 360-10-45-9, “Long-Lived Assets Classified as Held for Sale.” The sale of the K-12 campuses is intended to allow the Mexico segment to focus on its core business. The planned sale of this disposal group does not represent a strategic shift and therefore does not qualify for presentation as a discontinued operation in the Consolidated Financial Statements. In addition, during 2023, two parcels of land at campuses in Mexico met the criteria for classification as held for sale under ASC 360-10-45-9, as did a parcel of land in the United States. The assets and liabilities are recorded at the lower of their carrying values or their estimated fair values less costs to sell. The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are presented in the following table:

	December 31, 2023	December 31, 2022
Assets Held for Sale
Cash and cash equivalents	$502	$—
Receivables, net	376	—
Property and equipment, net	6,310	—
Operating lease right-of-use assets, net	9,094	—
Other assets	11	—
Total assets held for sale	$16,293	$—

Liabilities Held for Sale
Deferred revenue and student deposits	$731	$—
Operating leases, including current portion	9,214	—
Long-term debt, including current portion	859	—
Other liabilities	703	—
Total liabilities held for sale	$11,507	$—

The long-term debt balance represents a finance lease for property.

Note 5. Dispositions

Honduras Divestiture

On March 8, 2021, the Company completed the divestiture of its operations in Honduras to Fundación Nasser, a not-for-profit foundation in Honduras. In connection with the transaction, the Company transferred control of Fundaempresa, which manages Universidad Tecnológica Centroamericana (UNITEC), including Centro Universitario Tecnológico (CEUTEC). The proceeds received, net of cash sold, closing costs and a working capital adjustment that was completed during the second quarter of 2021, were approximately $24,000. As a result of the sale, the Company recognized a pre-tax loss of approximately $1,700, which is included in Income (loss) from discontinued operations, net of tax in the Consolidated Statement of Operations for the year ended December 31, 2021. Under the transaction terms, additional consideration of $2,000 was paid into an escrow account at closing and, assuming certain conditions are met, will be released to the Company based on the following schedule: 50% after 18 months, 25% of the remaining escrow account after 24 months, and the remaining $750 after 36 months. During the third quarter of 2022 and the first quarter of 2023, the Company received the first two scheduled escrow payments of $1,000 and $250, respectively.

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

The cash proceeds received, net of cash sold, transaction fees, and certain closing adjustments, were approximately $1,403,500. Also, at the closing date of August 12, 2021, the Walden Purchaser paid an additional $74,000 of the sale transaction value into an escrow account, which was to be released in full or in part to the Company one year following the closing of the transaction pursuant to the terms and conditions of the escrow agreement. On August 23, 2022, the Company received approximately $71,700 of the escrow amount. In addition, approximately $83,600 of restricted cash that related to collateralized regulatory obligations was released during the fourth quarter of 2021. In 2021, the Company recognized a pre-tax gain on the sale of approximately $619,400, as well as estimated tax expense of approximately $278,000. The gain included the derecognition of the carrying value of Walden as well as a working capital settlement that was completed during the fourth quarter of 2021 and is included in Income (loss) from discontinued operations, net of tax in the Consolidated Statement of Operations for the year ended December 31, 2021.

Under the Walden Purchase Agreement, the Company agreed to indemnify the Walden Purchaser under certain circumstances. In January 2024, the Walden Purchaser made a claim under these indemnification provisions and the Company expects to pay $5,500 to the Walden Purchaser. Accordingly, as of December 31, 2023, the Company has recorded a liability for this amount through loss on sale of discontinued operations, as it represents an adjustment to the sale price of the Walden Group.

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

Our segments generate revenues by providing an education that emphasizes profession-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings utilize campus-based, online and hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. The Mexico and Peru markets are characterized by what we believe is a significant imbalance between supply and demand. The demand for higher education is large and growing and is fueled by several demographic and economic factors, including a growing middle class, global growth in services and technology-related industries and recognition of the significant personal and economic benefits gained by graduates of higher education institutions. The target demographics are primarily 18- to 24-year-olds in the countries in which we compete. We compete with other private higher education institutions on the basis of price, educational quality, reputation and location. We believe that we compare favorably with competitors because of our focus on quality, professional-

oriented curriculum and the competitive advantages provided by our network. There are a number of private and public institutions in both of the countries in which we operate, and it is difficult to predict how the markets will evolve and how many competitors there will be in the future. We expect competition to increase as the Mexican and Peruvian markets mature. Essentially all of our revenues were generated from private pay sources as there are no material government-sponsored loan programs in Mexico or Peru. Specifics related to both of our reportable segments are discussed below.

In Mexico, the private sector plays a meaningful role in higher education, bridging supply and demand imbalances created by a lack of capacity at public universities. Laureate owns two nationally licensed institutions and is present throughout the country with a footprint of over 30 campuses. Students in our Mexican institutions typically finance their own education.

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

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Loss on derivatives, net, Loss on debt extinguishment, Gain (loss) on disposals of subsidiaries, net, Foreign currency exchange (loss) gain, net, Other (expense) income, net, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. Our EiP initiative was completed as of December 31, 2021, except for certain EiP expenses related to the run out of programs that began in prior periods. EiP was an enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs), as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also included other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure, an enterprise-wide program aimed at revenue growth, and certain non-recurring costs incurred in connection with previous dispositions.

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

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Income (loss) from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations, for the years ended December 31, 2023, 2022 and 2021:

	Mexico	Peru	Corporate	Total
2023
Revenues	$782,611	$701,699	$(22)	$1,484,288
Depreciation and amortization expense	39,421	27,951	2,246	69,618
Loss on impairment of assets	1,620	—	1,453	3,073
Total assets	1,396,605	559,428	169,583	2,125,616
Expenditures for long-lived assets	37,411	18,980	66	56,457
2022
Revenues	$613,942	$624,238	$4,091	$1,242,271
Depreciation and amortization expense	31,369	23,953	3,810	59,132
Loss on impairment of assets	144	—	—	144
Total assets	1,220,630	536,141	215,466	1,972,237
Expenditures for long-lived assets	36,045	16,777	246	53,068
2021
Revenues	$540,429	$537,056	$9,216	$1,086,701
Depreciation and amortization expense	29,461	24,196	47,574	101,231
Loss on impairment of assets	9,319	—	63,169	72,488
Expenditures for long-lived assets	23,121	19,029	2,895	45,045

For the years ended December 31,	2023	2022	2021
Adjusted EBITDA of reportable segments:
Mexico	$176,954	$123,368	$95,812
Peru	286,850	266,660	245,677
Total Adjusted EBITDA of reportable segments	463,804	390,028	341,489
Reconciling items:
Corporate	(45,177)	(51,151)	(88,102)
Depreciation and amortization expense	(69,618)	(59,132)	(101,231)
Loss on impairment of assets	(3,073)	(144)	(72,488)
Share-based compensation expense	(7,114)	(8,776)	(8,895)
EiP expenses	—	(813)	(75,420)
Operating income (loss)	338,822	270,012	(4,647)
Interest income	9,085	7,567	4,378
Interest expense	(20,986)	(16,418)	(46,275)
Other (expense) income, net	(325)	770	(1,695)
Foreign currency exchange (loss) gain, net	(75,702)	(17,444)	13,791
Gain (loss) on disposals of subsidiaries, net	3,567	1,364	(602)
Loss on debt extinguishment	—	—	(77,940)
Loss on derivatives, net	—	—	(24,517)
Income (loss) from continuing operations before income taxes and equity in net income of affiliates	$254,461	$245,851	$(137,507)

Geographic Information

No individual customer accounted for more than 10% of Laureate’s consolidated revenues. Revenues from customers by geographic area, primarily generated by students enrolled at institutions in those areas, were as follows:

For the years ended December 31,	2023	2022	2021
External Revenues(1)
Mexico	$782,046	$613,623	$539,549
Peru	701,443	624,167	537,056
United States	799	4,481	10,096
Consolidated total	$1,484,288	$1,242,271	$1,086,701
(1) Excludes intercompany revenues and therefore does not agree to the table above

Long-lived assets are composed of Property and equipment, net. Laureate’s long-lived assets by geographic area were as follows:

December 31,	2023	2022
Long-lived assets
Mexico	$260,053	$225,346
Peru	300,655	289,482
United States	1,518	8,579
Consolidated total	$562,226	$523,407

Note 7. Goodwill and Other Intangible Assets

The change in the net carrying amount of Goodwill from December 31, 2021 through December 31, 2023 was composed of the following items:

	Mexico	Peru	Total
Balance at December 31, 2021	$479,223	$67,572	$546,795
Currency translation adjustments	33,767	2,931	36,698
Balance at December 31, 2022	$512,990	$70,503	$583,493
Currency translation adjustments	75,441	2,548	77,989
Balance at December 31, 2023	$588,431	$73,051	$661,482

Tradenames and Other Intangible Assets

Amortization expense for intangible assets included only the finite-lived tradename, which was fully amortized as of December 31, 2021. Amortization expense was $0, $0 and $23,069 for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table summarizes our identifiable intangible assets as of December 31, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Yrs)
Tradenames
Finite-lived tradename	$30,652	$(30,652)	$—	—
Indefinite-lived tradenames	169,183	—	169,183	—
Total tradenames	199,835	(30,652)	169,183

Other intangible assets
Student rosters	23,001	(23,001)	—	—
Other	1,938	(1,938)	—	—
Total	$224,774	$(55,591)	$169,183
The following table summarizes our identifiable intangible assets as of December 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Yrs)
Tradenames
Finite-lived tradename	$30,652	$(30,652)	$—	—
Indefinite-lived tradenames	151,645	—	151,645	—
Total tradenames	182,297	(30,652)	151,645

Other intangible assets
Student rosters	20,455	(20,455)	—	—
Other	1,720	(1,720)	—	—
Total	$204,472	$(52,827)	$151,645

Impairment Tests

The following table summarizes the Loss on impairment of assets:

For the years ended December 31,	2023	2022	2021
Impairments of Goodwill	$—	$—	$—
Impairments of Tradenames	—	—	51,437
Impairments of long-lived assets	3,073	144	21,051
Total	$3,073	$144	$72,488

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
For purposes of our annual impairment testing of the Company’s indefinite-lived tradenames, fair value measurements are determined using the income approach, based largely on inputs that are not observable to active markets, which would be deemed “Level 3” fair value measurements as defined above. These inputs include our expectations about future revenue growth, marginal income tax rates by jurisdiction, the discount rate and the estimated royalty rate. We use publicly available information and proprietary third-party arm’s length agreements that Laureate has entered into with various licensors in determining certain assumptions to assist us in estimating fair value using market participant assumptions.

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

Note 8. Debt

Outstanding long-term debt was as follows:

	December 31, 2023	December 31, 2022
Senior long-term debt:
Senior Secured Credit Facility (stated maturity date of September 18, 2028 as of December 31, 2023; stated maturity date of October 7, 2024 as of December 31, 2022)	$59,000	$100,000
Other debt:
Lines of credit	10,864	13,778
Notes payable and other debt	40,009	72,209
Total senior and other debt	109,873	185,987
Finance lease obligations and sale-leaseback financings	57,568	48,186
Total long-term debt and finance leases	167,441	234,173
Less: total unamortized deferred financing costs	2,372	2,060
Less: current portion of long-term debt and finance leases	52,828	56,184
Long-term debt and finance leases, less current portion	$112,241	$175,929

As of December 31, 2023, aggregate annual maturities of the senior and other debt, excluding finance lease obligations and sale-leaseback financings, were as follows:

Years Ended December 31,	Senior and Other Debt
2024	$46,086
2025	4,787
2026	—
2027	—
2028	59,000
Thereafter	—
Total senior and other debt	$109,873

Senior Secured Credit Facility

Revolving Credit Facility

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

As of December 31, 2023 and December 31, 2022, the Senior Secured Credit Facility had a total outstanding balance of $59,000 and $100,000, respectively.

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

Estimated Fair Value of Debt

As of December 31, 2023 and December 31, 2022, the estimated fair value of our debt approximated its carrying value.

Certain Covenants

As of December 31, 2023, our Amended Credit Agreement contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Amended Credit Agreement also provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, to exceed 3.00x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The agreement also provides that if (i) the Company’s Consolidated Total Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, is not greater than 3.00x as of such date and (ii) less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of December 31, 2023, these conditions were satisfied and, therefore, we were not subject to the leverage ratio. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of December 31, 2023.

Debt Modification and Loss on Debt Extinguishment

In connection with the repayment of the Senior Notes during the year ended December 31, 2021, the Company recorded a Loss on debt extinguishment of $77,940, related to the redemption premium paid and the write off of the unamortized deferred financing costs associated with the repaid debt balances.

Debt Issuance Costs

Amortization of debt issuance costs and accretion of debt discounts that are recorded in Interest expense in the Consolidated Statements of Operations totaled approximately $1,241, $1,561 and $4,628 for the years ended December 31, 2023, 2022 and 2021, respectively. Certain unamortized debt issuance costs were written off in 2021 in connection with early repayment of debt balances and debt agreement amendments, as discussed above. As of December 31, 2023 and 2022, our unamortized debt issuance costs were $2,372 and $2,060, respectively.

Other Debt

Lines of Credit

Individual Laureate subsidiaries have the ability to borrow pursuant to unsecured lines of credit and similar short-term borrowing arrangements (collectively, lines of credit). The lines of credit are available for working capital purposes and enable us to borrow and repay until those lines mature. At December 31, 2023 and 2022, the aggregate outstanding balances on our lines of credit were $10,864 and $13,778, respectively. At December 31, 2023, we had approximately $68,800 additional available borrowing capacity under our outstanding lines of credit. Interest rates on our lines of credit ranged from 7.63% to 7.70% and 8.10% to 9.34% at December 31, 2023 and 2022, respectively. Our weighted-average short-term borrowing rate was 7.67% and 8.61% at December 31, 2023 and 2022, respectively.

Notes Payable

Notes payable include mortgages payable that are secured by certain fixed assets. The notes payable have varying maturity dates and repayment terms through 2025. Interest rates on notes payable ranged from 5.09% to 13.00% and 5.09% to 12.26% at December 31, 2023 and 2022, respectively.

In December 2017, Universidad del Valle de México (UVM Mexico) entered into an agreement with a bank for a loan of MXN 1,700,000 (approximately $89,000 at the time of the loan). In 2019, this loan was reassigned to Estrater, S.A. de C.V., SOFOM ENR (Estrater). In 2021, Estrater was merged into Laureate Education Mexico S de RL de CV (LEM), a wholly owned Mexican subsidiary of the Company. Consequently, the loan was reassigned to LEM. The loan matures in June 2024 and carries a variable interest rate based on the 28-day Mexican Interbanking Offer Rate (TIIE), plus an applicable margin, which is established based on the ratio of debt to EBITDA, as defined in the agreement (13.00% and 12.26% as of December 31, 2023 and 2022, respectively). The current quarterly payments on the loan total MXN 76,500 ($4,504 at December 31, 2023), with a balloon payment of MXN 425,000 ($25,024 at December 31, 2023) due at maturity. As of December 31, 2023 and December 31, 2022, the outstanding balance of this loan was $29,528 and $41,416, respectively.

The Company obtained financing to fund the construction of two new campuses at one of our institutions in Peru, Universidad Peruana de Ciencias Aplicadas (UPC). As of December 31, 2023 and 2022, one loan remains outstanding, which matures in November 2025 and carries an interest rate of 5.09%. Principal payments, plus accrued and unpaid interest, are made semi-annually in April and October. As of December 31, 2023 and 2022, the outstanding balance of this loan was $5,835 and $8,246, respectively.

On December 22, 2017, a Laureate subsidiary in Peru entered into an agreement to borrow PEN 247,500 (approximately $76,000 at the agreement date). Quarterly payments in the amount of PEN 14,438 ($3,921 at December 31, 2023) were due through the loan's maturity in December 2023. As of December 31, 2023 and 2022, this loan had a balance of $0 and $15,142, respectively.

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

Supplemental balance sheet information related to leases as of December 31, 2023 and 2022 was as follows:

Leases	Classification	2023	2022
Assets:
Operating	Operating lease right-of-use assets, net	$371,611	$389,565
Finance	Buildings, Furniture, equipment and software, net	47,604	41,049
Total leased assets		$419,215	$430,614

Liabilities:
Current
Operating	Current portion of operating leases	$57,514	$38,994
Finance	Current portion of long-term debt and finance leases	6,742	6,173
Non-current
Operating	Long-term operating leases, less current portion	360,120	376,898
Finance	Long-term debt and finance leases, less current portion	50,826	42,013
Total lease liabilities		$475,202	$464,078

Lease Term and Discount Rate	2023	2022	2021
Weighted average remaining lease terms
Operating leases	8.6 years	9.4 years	9.4 years
Finance leases	13.7 years	14.6 years	14.9 years

Weighted average discount rate
Operating leases	9.50%	9.40%	8.90%
Finance leases	10.70%	9.90%	9.60%

The components of lease cost for the years ended December 31, 2023, 2022 and 2021 were as follows:

Lease Cost	Classification	2023	2022	2021
Operating lease cost	Direct costs	$62,904	$58,701	$70,256
Finance lease cost
Amortization of leased assets	Direct costs	10,130	6,821	6,732
Interest on leased assets	Interest expense	5,670	3,990	4,092
Short-term lease costs	Direct costs	1,242	1,055	73
Variable lease costs	Direct costs	13,165	9,806	5,575
Sublease income	Revenues	(934)	(425)	(187)
Total lease cost		$92,177	$79,948	$86,541

As of December 31, 2023, maturities of lease liabilities were as follows:

Maturity of Lease Liability	Operating Leases	Finance Leases
Year 1	$95,007	$11,526
Year 2	94,267	10,612
Year 3	86,116	7,710
Year 4	73,491	6,164
Year 5	51,889	5,305
Thereafter	229,945	93,903
Total lease payments	$630,715	$135,220
Less: interest and inflation	(213,081)	(77,652)
Present value of lease liabilities	$417,634	$57,568

Supplemental cash flow information related to leases for the years ended December 31, 2023, 2022 and 2021 was as follows:

Other Information	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$63,959	$56,540	$75,164
Operating cash flows used for finance leases	$5,670	$3,990	$4,107
Financing cash flows used for finance leases	$6,905	$5,136	$4,874
Leased assets obtained for new finance lease liabilities	$13,034	$5,226	$1,997
Leased assets obtained for new operating lease liabilities	$20,920	$12,677	$7,674

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

Kendall Lease Termination

In December 2021, the Company completed a lease termination agreement with the landlord of its Kendall property in Chicago, Illinois. In connection with the lease termination agreement, the Company made a total payment of approximately $44,050 and recorded a loss of approximately $25,800, which is included in Operating (loss) income in the Consolidated Statement of Operations for the year ended December 31, 2022.

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

Income Tax Contingencies

As of December 31, 2023 and 2022, Laureate has recorded cumulative liabilities for income tax contingencies of $140,492 and $130,323, respectively.

Non-Income Tax Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of December 31, 2023 and 2022, approximately $19,800 and $11,400, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets.

We have also identified certain loss contingencies that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies could be up to approximately $23,500 if the outcomes were unfavorable.

Guarantees and Commitments

In connection with a loan agreement entered into by a Laureate subsidiary in Peru, all of the shares of Universidad Privada del Norte, one of our universities, were pledged to the third-party lender as a guarantee of the payment obligations under the loan As of December 31, 2023, all obligations under the loan were fully repaid.

During the first quarter of 2021, one of our Peruvian institutions issued a bank guarantee in order to appeal a tax assessment received related to tax audits of 2014 and 2015. As of December 31, 2023 and 2022, the amount of the guarantee was $7,408 and $7,076, respectively. In addition, during the fourth quarter of 2023, one of our Peruvian institutions issued a bank guarantee in the amount of $5,323 in order to appeal a tax assessment received related to the tax audit of 2009.

Note 11. Share-based Compensation and Equity

Share-based compensation expense was as follows:

For the years ended December 31,	2023	2022	2021
Continuing operations
Stock options, net of estimated forfeitures	$—	$—	$468
Restricted stock awards	7,114	8,776	8,427
Total continuing operations	$7,114	$8,776	$8,895

Discontinued operations
Share-based compensation expense for discontinued operations	—	—	1,277
Total continuing and discontinued operations	$7,114	$8,776	$10,172

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

Stock Options Under 2013 Plan

Stock option awards under the 2013 Plan generally have a contractual term of 10 years and are granted with an exercise price equal to or greater than the fair market value of Laureate’s stock at the date of grant. These options typically vest over a period of five or three years. There were no stock options granted in 2023, 2022 and 2021. The Performance Options previously granted under the 2013 Plan are eligible for vesting based on achieving annual predetermined Equity Value performance targets or Adjusted EBITDA targets, as defined in the plan, and the continued service of the employee.

Compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. For Time Options, expense is recognized ratably over the five-year or three-year vesting period. For Performance Options, expense is recognized under a graded expense attribution method, to the extent that it is probable that the stated annual earnings target will be achieved and options will vest for any year. We assess the probability of each option tranche vesting throughout the life of each grant. As of December 31, 2023, all outstanding stock option awards that were granted under the 2013 Plan were fully vested.

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

Stock Option Activity

The following tables summarize the stock option activity and the assumptions used to record the related share-based compensation expense for the years ended December 31, 2023, 2022 and 2021:

	2023			2022			2021
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	559	$7.00	$1,461	2,163	$9.89	$6,098	3,428	$17.85	$159
Granted	—	—		—	—		—	—
Exercised	(194)	8.00	1,044	(1,510)	9.43	4,080	(583)	12.25	883
Forfeited or expired	(2)	8.34		(94)	23.17		(682)	20.14
Outstanding at December 31	363	5.74	2,890	559	7.00	1,461	2,163	9.89	6,098
Exercisable at December 31	363	5.74	2,890	559	7.00	1,461	2,163	9.89	6,098
Vested and expected to vest	363	5.74	2,890	559	7.00	1,461	2,163	9.89	6,098

	Options Outstanding		Options Exercisable		Assumption Range*
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Risk-Free Interest Rate	Expected Terms in Years	Expected Volatility
Year Ended December 31, 2023
$4.17 - $8.09	363	3.98	363	3.98	1.45% - 3.05%	3.74 - 7.12	36.40% - 58.84%
Year Ended December 31, 2022
$4.87 - $8.79	559	3.64	559	3.64	1.45% - 3.05%	3.20 -7.12	36.40% - 58.84%
Year Ended December 31, 2021
$6.38 - $7.96	414	5.98	414	5.98	2.68% - 3.05%	5.54 - 5.91	38.29% - 57.25%
$8.79 - $10.30	1,655	1.53	1,655	1.53	1.45% - 2.34%	3.20 - 7.12	35.20% - 58.84%
$15.27 - $24.33	94	0.44	94	0.44	0.76% - 2.35%	4.16 - 6.52	39.38% - 53.80%
* The expected dividend yield is zero for all options in all years.

As noted above, no stock options were granted in 2023, 2022 or 2021.

As of December 31, 2023, Laureate had no unrecognized share-based compensation costs related to stock options outstanding.

Non-Vested Restricted Stock and Restricted Stock Units

The following table summarizes the non-vested restricted stock and restricted stock units activity for the years ended December 31, 2023, 2022 and 2021:

	2023		2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1	660	$12.92	691	$14.82	1,000	$15.81
Granted	712	10.99	685	12.15	818	13.98
Vested	(519)	12.72	(698)	14.05	(822)	15.01
Forfeited	(47)	11.51	(18)	12.37	(305)	15.32
Non-vested at December 31	806	11.43	660	12.92	691	14.82

Restricted stock units granted under the 2013 Plan during the years ended December 31, 2023, 2022 and 2021 consisted of time-based restricted stock units (RSUs) and performance-based restricted stock units (PSUs) with vesting periods over three years. PSUs are eligible to vest annually upon the Board's determination that the annual performance targets are met. The vesting percentage for PSUs is based on Laureate's attainment of a performance target or targets, provided that continued employment is required through the date the attainment of target is approved by the Compensation Committee.

The fair value of the non-vested restricted stock awards in the table above is measured using the fair value of Laureate’s common stock on the date of grant or the most recent modification date, whichever is later.

As of December 31, 2023, unrecognized share-based compensation expense related to non-vested restricted stock and restricted stock unit awards was $4,963. Of the total unrecognized cost, $3,565 relates to time-based RSUs and $1,398 relates to PSUs. This unrecognized expense for time-based restricted stock and restricted stock units will be recognized over a weighted-average expense period of 1.3 years.

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

Dividends and Distributions

2023 Special Dividend

On October 30, 2023, the Board of Directors of the Company approved the payment of a special cash dividend (the 2023 Special Dividend) equal to $0.70 per each share of the Company’s common stock, par value $0.004 per share, to each holder of record on November 15, 2023. The 2023 Special Dividend was paid on November 30, 2023, for an aggregate amount of $110,160.

In connection with the 2023 Special Dividend, the Board of Directors approved certain required adjustments under the Company’s equity award compensation plans. Upon payment of the 2023 Special Dividend, the exercise price of the Company’s options was reduced by $0.70 per share, and holders of restricted and performance stock units received an amount in cash equal to $0.70 per unvested stock unit held payable when such unit vests. If all outstanding stock units vest, the aggregate amount to be paid in respect of the units will be approximately $756.

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

Dividend Payable

As of December 31, 2023 and 2022, the Company had recorded a dividend payable of $2,345 and $3,930, respectively, related to the expected dividend payments remaining for the equitable adjustments that were approved for the equity award compensation plans. During the years ended December 31, 2023 and 2022, the Company paid approximately $2,318 and $4,600, respectively, of dividends related to equivalent rights for share-based awards that vested.

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

Laureate did not hold any derivatives as of December 31, 2023 and December 31, 2022.

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

Components of the reported Gain (loss) on derivatives not designated as hedging instruments in the Consolidated Statements of Operations were as follows:

For the years ended December 31,	2023	2022	2021
Cross currency and interest rate swaps
Unrealized gain (loss)	$—	$—	$25,824
Realized loss	—	—	(50,341)
Loss on derivatives, net	$—	$—	$(24,517)

Credit Risk and Credit-Risk-Related Contingent Features

Derivatives expose us to credit risk to the extent that the counterparty may possibly fail to perform its contractual obligation. The amount of our credit risk exposure is equal to the fair value of the derivative when any of the derivatives are in a net gain position. Laureate limits its credit risk by only entering into derivative transactions with highly rated major financial institutions. We have not entered into collateral agreements with our derivatives' counterparties. As of December 31, 2023 and December 31, 2022, we did not hold any derivatives in a net gain position, and thus had no credit risk.

Laureate's agreements with its derivative counterparties typically contain a provision under which the Company could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to a default on the indebtedness. As of December 31, 2023 and December 31, 2022, the Company did not have any outstanding derivative agreements.

Note 13. Income Taxes

Significant components of the Income tax (expense) benefit on earnings from continuing operations were as follows:

For the years ended December 31,	2023	2022	2021
Current:
United States	$(5,488)	$(33,097)	$(48,523)
Foreign	(187,971)	(152,931)	(148,437)
State	—	(273)	—
Total current	(193,459)	(186,301)	(196,960)
Deferred:
United States	—	4,663	87,310
Foreign	55,856	(3,794)	(10,347)
State	—	41	(25,576)
Total deferred	55,856	910	51,387
Total income tax expense	$(137,603)	$(185,391)	$(145,573)

For the years ended December 31, 2023, 2022 and 2021, foreign income (loss) from continuing operations before income taxes was $310,589, $319,515, and $80,864, respectively. For the years ended December 31, 2023, 2022 and 2021, domestic loss from continuing operations before income taxes was $(56,128), $(73,665), and $(218,371), respectively.

Significant components of deferred tax assets and liabilities arising from continuing operations were as follows:

December 31,	2023	2022
Deferred tax assets:
Net operating loss and tax credits carryforwards	$213,222	$256,047
Operating leases	119,529	132,648
Depreciation	56,936	50,444
Interest	36,067	26,711
Deferred compensation	12,202	13,767
Deferred revenue	17,851	9,942
Nondeductible reserves	17,634	7,342
Allowance for doubtful accounts	8,661	6,781
Unrealized loss	8,362	—
Total deferred tax assets	490,464	503,682
Deferred tax liabilities:
Operating leases	107,879	123,430
Investment in subsidiaries	44,154	77,055
Amortization of intangible assets	52,073	45,635
Deferred gain on Walden	440	452
Unrealized gain	—	3,212
Total deferred tax liabilities	204,546	249,784
Net deferred tax assets	285,918	253,898
Valuation allowance for deferred tax assets	(270,982)	(291,722)
Net deferred tax assets (liabilities)	$14,936	$(37,824)

Laureate does not provide deferred taxes on the portion of its unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. As of December 31, 2023, undistributed earnings from foreign subsidiaries totaled $442,000.

If the Company were to remove its assertion and distribute the remaining unremitted earnings, we would record approximately $18,500 in additional deferred tax liabilities. The amount of additional deferred tax liabilities recognized could increase if our expectations change based on future developments.

The Company has recorded a deferred tax asset of $4,696 for US federal, $2,695 for US state net operating loss carryforwards that do not expire, and $26,557 for US state net operating loss carryforwards that will expire by 2040. The Company has a deferred tax asset of $6,274 for foreign net operating loss carryforwards that expire from 2024 to 2033 and $133,342 for foreign net operating loss carryforwards that do not expire. The Company also has $167,615 of tax credit carryforwards that do not expire and $50,473 of interest carryforwards that do not expire.

The decrease in the deferred tax liability for Investment in subsidiaries is related to actions taken by the Company during the fourth quarter of 2023 to distribute certain intercompany loans that resulted in the reclassification of a portion of that deferred tax liability to current income taxes payable as of December 31, 2023.

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

The reconciliations of the beginning and ending balances of the valuation allowance on deferred tax assets were as follows:

For the years ended December 31,	2023	2022	2021
Balance at beginning of period	$291,722	$283,945	$320,858
Additions (deductions) from tax expense from continuing operations	(20,740)	7,972	9,115
Charges to other accounts
Additions	—	—	—
Deductions	—	(195)	(46,028)
Balance at end of period	$270,982	$291,722	$283,945

The reconciliations of the reported Income tax (expense) benefit to the amount that would result by applying the United States federal statutory tax rate of 21% to income from continuing operations before income taxes were as follows:

For the years ended December 31,	2023	2022	2021
Tax (expense) benefit at the United States statutory rate	$(53,437)	$(51,628)	$28,877
Internal restructuring transaction	(30,551)	—	—
Permanent differences	1,004	(38,228)	(8,217)
Tax effect of foreign income taxed at higher rate	(33,790)	(40,579)	(16,665)
Change in valuation allowance	(5,273)	(11,241)	17,642
Effect of tax contingencies	(6,352)	(37,151)	(12,573)
Withholding taxes	(9,204)	(16,275)	(43,578)
Tax credits	—	9,211	10,458
Global intangible low taxed income	—	—	(30,616)
Netherlands intellectual property restructuring	—	—	(53,643)
State income tax benefit (expense), net of federal tax effect	—	669	(36,782)
Other	—	(169)	(476)
Total income tax expense	$(137,603)	$(185,391)	$(145,573)

The internal restructuring transaction in the 2023 rate reconciliation represents the write off of deferred tax assets as a result of the reorganization of a subsidiary. These deferred tax assets carried a full valuation allowance and the corresponding reduction in the valuation allowance is included in the change in valuation allowance line item in the table above.

Included within permanent differences in the 2023 rate reconciliation was approximately $5,400 of tax benefit for a change in estimate related to unrealized foreign currency exchange that is fully offset by a corresponding change in the valuation allowance, as well as approximately $3,800 of tax benefit related to the inflationary adjustment for monetary assets, partially offset by approximately $6,700 of non-deductible expenses.

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

The reconciliations of the beginning and ending amount of unrecognized tax benefits were as follows:

For the years ended December 31,	2023	2022	2021
Beginning of the period	$284,929	$257,587	$385,283
Additions for tax positions related to prior years	1,337	38,029	80,885
Decreases for tax positions related to prior years	(30,550)	(8,856)	(227,051)
Additions for tax positions related to current year	—	498	21,993
Decreases for unrecognized tax benefits as a result of a lapse in the statute of limitations	—	(2,329)	(3,523)
End of the period	$255,716	$284,929	$257,587

Laureate records interest and penalties related to uncertain tax positions as a component of Income tax expense. During the years ended December 31, 2023, 2022 and 2021, Laureate recognized net interest and penalties related to income taxes of $10,155, $6,828, and $(6,479), respectively. Laureate had $32,434 and $21,355 of accrued interest and penalties at December 31, 2023 and 2022, respectively. During the year ended December 31, 2022, the Company recognized approximately $32,500 of income tax reserves related to the application of the high-tax exception to global intangible low-taxed income. Approximately $117,237 of unrecognized tax benefits, if recognized, will affect the effective income tax rate. It is reasonably possible that Laureate’s unrecognized tax benefits may decrease within the next 12 months by up to approximately $5,568 as a result of the lapse of statutes of limitations and as a result of the final settlement and resolution of outstanding tax matters in various jurisdictions.

Laureate and various subsidiaries file income tax returns in the United States federal jurisdiction, and in various states and foreign jurisdictions. With few exceptions, Laureate is no longer subject to United States federal, state and local, or foreign income tax examinations by tax authorities for years before 2014. United States federal and state statutes are generally open back to 2020; however, the Internal Revenue Service (the IRS) has the ability to challenge 2005 through 2019 net operating loss carryforwards. Statutes of other major jurisdictions are open back to 2010 for Chile, 2018 for Mexico, 2016 for Peru and 2018 for the Netherlands.

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

The following tables summarize the computations of basic and diluted earnings per share:

For the years ended December 31,	2023	2022	2021
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Income (loss) from continuing operations	$117,029	$60,718	$(283,080)
Net loss (income) attributable to noncontrolling interests	323	595	(11,839)
Income (loss) from continuing operations attributable to Laureate Education, Inc.	117,352	61,313	(294,919)

Accretion of redemption value of redeemable noncontrolling interests and equity	—	—	(88)
Net income (loss) from continuing operations available to common stockholders for basic and diluted earnings per share	$117,352	$61,313	$(295,007)

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
(Loss) income from discontinued operations, net of tax	$(9,762)	$8,260	$486,865
Loss attributable to noncontrolling interests	—	—	500
Net (loss) income from discontinued operations for basic and diluted earnings per share	$(9,762)	$8,260	$487,365

Denominator used in basic and diluted earnings (loss) per common share:
Basic weighted average shares outstanding	157,256	167,670	189,692
Effect of dilutive stock options	237	310	—
Effect of dilutive restricted stock units	386	288	—
Diluted weighted average shares outstanding	157,879	168,268	189,692

Basic earnings per share:
Income (loss) from continuing operations	$0.75	$0.37	$(1.56)
(Loss) income from discontinued operations	(0.06)	0.05	2.57
Basic earnings per share	$0.69	$0.42	$1.01
Diluted earnings per share:
Income (loss) from continuing operations	$0.74	$0.36	$(1.56)
(Loss) income from discontinued operations	(0.06)	0.05	2.57
Diluted earnings per share	$0.68	$0.41	$1.01
The following table summarizes the number of stock options, shares of restricted stock and restricted stock units (RSUs) that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

For the years ended December 31,	2023	2022	2021
Stock options	—	40	2,953
Restricted stock and RSUs	4	237	899

Note 15. Related Party Transactions

Approval of Payment to Wengen Alberta, Limited Partnership (Wengen)

In December 2023, the Audit and Risk Committee of the Company's Board of Directors approved a payment of $850 to Wengen, a greater than 10% stockholder, in order to resolve a matter related to a previously terminated shared-services agreement between the Company and one of Wengen's wholly owned subsidiaries. In January 2024, the Company and Wengen signed a settlement and release agreement related to this matter and the amount was paid.

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

Note 16. Benefit Plans

Domestic Defined Contribution Retirement Plan

Laureate sponsors a defined contribution retirement plan in the United States under section 401(k) of the Internal Revenue Code. The plan offers employees a traditional “pre-tax” 401(k) option and an “after-tax” Roth 401(k) option, providing the employees with choices and flexibility for their retirement savings. All employees are eligible to participate in the plan after meeting certain service requirements. Participants may contribute up to a maximum of 80% of their annual compensation and 100% of their annual cash bonus, as defined and subject to certain annual limitations. Laureate may, at its discretion, make matching contributions that are allocated to eligible participants. The matching on the “after-tax” Roth contributions is the same as the matching on the traditional “pre-tax” contributions. Laureate made discretionary contributions in cash to this plan of $323, $287, and $4,138 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

As of December 31, 2023 and 2022, the total SERA assets were $7,039 and $8,161, respectively, which were recorded on our Consolidated Balance Sheets in Restricted cash. As of December 31, 2023 and 2022, the total SERA liabilities recorded in our Consolidated Balance Sheets were $11,011 and $11,879, respectively, of which $1,500 each year was recorded in Accrued compensation and benefits, and $9,511 and $10,379, respectively, was recorded in Deferred compensation.

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

Peruvian Nonresident Capital Gains Tax

Stockholders who sell, exchange, or otherwise dispose of Company shares may be subject to Peruvian tax at a rate of 30% on their gain realized in such transaction determined under certain Peruvian valuation rules regardless of whether the transaction is taxable for non-Peruvian purposes. In determining the amount of such gain subject to such tax, the gain is first multiplied by the percentage of the Company’s value that is represented by its Peruvian business determined under certain Peruvian valuation rules (the “Peru Ratio”). This tax applies if the value of stock determined under certain Peruvian valuation rules (calculated in PEN) transferred multiplied by the Peru Ratio exceeds approximately $53,000 applying the PEN/USD exchange rate of December 31, 2023 (the “Threshold”). The Threshold is calculated in PEN and changes with currency exchange rates. For purposes of determining whether the Threshold has been exceeded by any holder, all transfers made by such holder over any 12-month period are aggregated. For purposes of determining whether any tax is owed, the holder must have their basis “certified” by the Peruvian tax authorities in advance of such transaction. If the holder exceeds the Threshold and does not obtain a tax basis certificate before the transaction, the holder’s tax basis in the shares will be considered zero for Peruvian tax purposes.

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

December 31,	2023			2022
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation loss	$(282,054)	$962	$(281,092)	$(452,252)	$959	$(451,293)
Unrealized gains on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(506)	—	(506)	(588)	—	(588)
Accumulated other comprehensive loss	$(272,144)	$962	$(271,182)	$(442,424)	$959	$(441,465)

Foreign Currency Exchange of Certain Intercompany Loans

Laureate periodically reviews its investment and cash repatriation strategies in order to meet our liquidity requirements in the United States. Laureate recognized currency exchange adjustments attributable to intercompany loans that are not designated as indefinitely invested of $(64,303), $(27,198) and $27,292 as part of Foreign currency exchange (loss) gain, net, in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, respectively.

Write Off of Accounts and Notes Receivable

During the years ended December 31, 2023, 2022 and 2021, Laureate wrote off approximately $25,900, $25,500 and $31,600, respectively, of fully reserved accounts and notes receivable that were deemed uncollectible.

Note 19. Supplemental Cash Flow Information

Cash interest payments, prior to interest income, for continuing operations and Discontinued Operations were $20,264, $16,752 and $63,153 for the years ended December 31, 2023, 2022 and 2021, respectively. Net cash payments for income taxes were $171,284, $153,761 and $251,098 for the years ended December 31, 2023, 2022 and 2021, respectively.

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the December 31, 2021 balance, to the amounts shown in the Consolidated Statements of Cash Flows:

For the year ended December 31,	2023	2022	2021
Cash and cash equivalents	$89,392	$85,167	$324,801
Restricted cash	7,505	8,617	20,774
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$96,897	$93,784	$345,575

Note 20. Subsequent Events

New Stock Repurchase Program

On February 15, 2024, Laureate’s Board of Directors approved a new stock repurchase program to acquire up to $100,000 of the Company’s common stock. The Company intends to finance the repurchases with free cash flow, excess cash and liquidity on-hand, including available capacity under its Revolving Credit Facility. The Company’s proposed repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s board will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program.

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

Based on that evaluation, our CEO and CFO have concluded that, as of December 31, 2023, our disclosure controls and procedures are effective. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting as of December 31, 2023 is included in Part II, Item 8 “Financial Statements.” The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears in Part II, Item 8 “Financial Statements.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Certain of this information will be contained in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.
Information about our Executive Officers
The following table sets forth information regarding our current executive officers, including their ages. Executive officers serve at the request of the Board of Directors. There are no family relationships among any of our executive officers.

Name	Age	Position
Eilif Serck-Hanssen	58	Director, President and Chief Executive Officer
Richard M. Buskirk	47	Senior Vice President and Chief Financial Officer
Marcelo Barbalho Cardoso	52	Executive Vice President and Chief Operating Officer
Richard H. Sinkfield III	54	Chief Legal Officer and Chief Ethics & Compliance Officer
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

Item 11. Executive Compensation

This information will be contained in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information will be contained in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information will be contained in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

This information will be contained in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:
    (1) Financial Statements (certain schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto).
    (2) Those exhibits required by Item 601 of Regulation S-K and by paragraph (b) below.
(b) The following exhibits are filed as part of this Annual Report or, where indicated, were filed and are incorporated by reference:

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.2#	Sale and Purchase Agreement, dated April 12, 2018, among LEI European Investments B.V., Laureate International B.V. and Global University Systems Germany B.V.	8-K	001-38002	2.1	04/18/2018
2.5#	Sale and Purchase Agreement, dated December 12, 2018, by and among Iniciativas Culturales de España S.L., Laureate I B.V. and Samarinda Investments, S.L.	10-K	001-38002	2.5	02/28/2019
2.6#	Share Purchase Agreement relating to the sale and purchase of equity shares of Pearl Retail Solutions Private Limited, M-Power Energy India Private Limited and Data Ram Sons Private Limited	8-K	001-38002	2.1	05/13/2019
2.7#	Share Purchase Agreement relating to all the shares in the capital of Education Turkey B.V.	8-K	001-38002	2.1	08/29/2019
2.8#	Equity Purchase Agreement, dated January 10, 2020, by and among SP Costa Rica Holdings, LLC, Laureate International B.V. and Laureate Education, Inc.	10-K	001-38002	2.8	02/27/2020
2.9#	Sale and Purchase Agreement, dated July 29, 2020, by and among LEI AMEA Investments B.V., Laureate Education, Inc., SEI Newco Inc. and Strategic Education, Inc.	10-Q	001-38002	2.9	11/05/2020
2.10#	Master Agreement, dated September 10, 2020, by and among Laureate International B.V., Laureate I, B.V., Servicios Regionales Universitarios LE, S.C. and Fundación Educación y Cultura	10-Q	001-38002	2.10	11/05/2020
2.11#	Membership Interest Purchase Agreement, dated September 11, 2020, by and between Laureate Education, Inc. and Adtalem Global Education Inc.	10-Q	001-38002	2.11	11/05/2020
2.12#	Transaction Agreement, dated October 30, 2020, by and among Laureate Education, Inc., Laureate Netherlands Holding B.V., ICE Inversiones Brazil, SL, Rede Internacional de Universidades Laureate Ltda., Ânima Holding S.A., VC Network Educação S.A., and, solely for the purposes of certain provisions thereof, the controlling shareholders of Ânima Holding S.A.	10-K	001-38002	2.14	02/25/2021
2.13#	Waiver and Amendment to Membership Interest Purchase Agreement by and between Adtalem Global Education Inc. and Laureate Education, Inc., dated as of July 21, 2021	8-K	001-38002	2.1	07/27/2021
2.14#	Amendment dated August 10, 2021 to Membership Interest Purchase Agreement, dated September 11, 2020, by and between Laureate Education, Inc. and Adtalem Global Education Inc.	10-Q	001-38002	2.2	11/04/2021
2.15	First Amendment dated April 19, 2022 to the Transaction Agreement, dated October 30, 2020, by and among Laureate Education, Inc., Laureate Netherlands Holding B.V., ICE Inversiones Brazil, SL, Rede Internacional de Universidades Laureate Ltda., Ânima Holding S.A., and VC Network Educação S.A.	10-Q	001-38002	2.1	08/04/2022
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-207243	3.1	01/31/2017
3.2	Amended and Restated Bylaws	S-1/A	333-207243	3.2	01/31/2017
3.3	Certificate of Retirement of Convertible Redeemable Preferred Stock, Series A	8-K	001-38002	3.1	07/20/2018

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.4	Certificate of Retirement of Class A Common Stock and Class B Common Stock	8-K	001-38002	3.1	12/17/2021
4.1	Description of Capital Stock of Laureate Education, Inc.	10-K	001-38002	4.1	02/23/2023
10.1†	2013 Long-Term Incentive Plan Form of Stock Option Agreement effective as of September 11, 2013	S-1/A	333-207243	10.34	11/20/2015
10.2†	Form of Management Stockholder’s Agreement for equityholders	S-1/A	333-207243	10.36	11/20/2015
10.3†	Employment Offer Letter, dated July 21, 2008, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S-1/A	333-207243	10.40	11/20/2015
10.4†	Amendment to Employment Offer Letter, dated December 9, 2010, between Laureate Education, Inc. and Eilif Serck‑Hanssen	S-1/A	333-207243	10.41	11/20/2015
10.5†	Form of Stockholders’ Agreement for Entity‑Appointed Directors	S-1/A	333-207243	10.47	11/20/2015
10.6†	Form of Stockholders’ Agreement for Individual Directors	S-1/A	333-207243	10.48	11/20/2015
10.7†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016 for Named Executive Officers	S-1/A	333-207243	10.57	05/20/2016
10.8†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016	S-1/A	333-207243	10.58	05/20/2016
10.9	Subscription Agreement, dated as of December 4, 2016, by and among Laureate Education, Inc., Macquarie Sierra Investment Holdings Inc., and each of the other Persons listed on Schedule A and Schedule B thereto.	S-1/A	333-207243	10.63	12/15/2016
10.10	Registration Rights Agreement by and among Laureate Education, Inc., each of the Investors set forth on Schedule A thereto, Douglas L. Becker and Wengen Alberta, Limited Partnership	10-K	001-38002	10.29	03/20/2018
10.11	Investors’ Stockholders Agreement by and among Laureate Education, Inc., Wengen Alberta, Limited Partnership and the Investors set forth on Schedule A thereto	10-K	001-38002	10.30	03/20/2018
10.12	Amended and Restated Securityholders Agreement by and among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.1	02/06/2017
10.13	Amendment No. 1 dated October 28, 2021 to the Amended and Restated Securityholders Agreement, dated as of February 6, 2017, among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto	10-K	001-38002	10.16	02/24/2022
10.14	Amended and Restated Registration Rights Agreement by and among Wengen Alberta, Limited Partnership, Wengen Investments Limited, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.2	02/06/2017
10.15	Amended and Restated Guarantee, dated as of April 26, 2017, by Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as guarantors, in favor of Citibank, N.A., as collateral agent	10-Q	001-38002	10.83	05/11/2017
10.16	Amended and Restated Pledge Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as pledgors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.84	05/11/2017
10.17	Amended and Restated Security Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as grantors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.85	05/11/2017
10.18	Third Amended and Restated Credit Agreement, dated as of October 7, 2019, among Laureate Education, Inc., the lending institutions from time to time parties thereto, and Citibank, N.A., as administrative agent and collateral agent	8-K	001-38002	10.1	10/11/2019
10.19	First Amendment to Third Amended and Restated Credit Agreement, dated as of July 20, 2020, by Laureate Education, Inc. and Citibank, N.A., as administrative agent	10-Q	001-38002	10.57	11/05/2020

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.20	Second Amendment dated as of December 23, 2022 to Third Amended and Restated Credit Agreement, dated as of July 20, 2020, by Laureate Education, Inc. and Citibank, N.A., as administrative agent	10-K	001-38002	10.20	02/23/2023
10.21	Third Amendment dated as of September 18, 2023 to Third Amended and Restated Credit Agreement by Laureate Education, Inc. and Citibank, N.A., as administrative agent	10-Q	001-38002	10.1	11/02/2023
10.22†	Laureate Education, Inc. Amended and Restated 2013 Long-Term Incentive Plan	8-K	001-38002	10.1	06/20/2017
10.23†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017	10-Q	001-38002	10.52	08/08/2017
10.24†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017	10-Q	001-38002	10.53	08/08/2017
10.25†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.56	08/08/2017
10.26†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.57	08/08/2017
10.27†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2018 Grants	10-K	001-38002	10.29	02/24/2022
10.28†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2019 Grants	10-K	001-38002	10.30	02/24/2022
10.29†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2021-2022 Grants for Certain Executives	10-K	001-38002	10.32	02/24/2022
10.30†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance Share Units Notice and Agreement for 2021-2022 Grants	10-K	001-38002	10.34	02/24/2022
10.31†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance Share Units Notice and Agreement for 2023 Grants	10-Q	001-38002	10.1	05/04/2023
10.32†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement for Non-Employee Directors	10-K	001-38002	10.35	02/24/2022
10.33†	Form of Director Indemnity Agreement	10-Q	001-38002	10.64	08/08/2019
10.34†	Form of Director and Officer Indemnity Agreement	10-Q	001-38002	10.1	08/04/2022
10.35†◊	Form of Retention Letter for Certain Corporate Executives	10-Q	001-38002	10.53	05/07/2020
10.36†	Letter Agreement dated October 9, 2022 between Laureate Education, Inc. and Eilif Serck-Hanssen	8-K	001-38002	10.1	10/14/2022
10.37	Amended and Restated Employment Letter Agreement dated November 8, 2023 between the Company and Eilif Serck-Hanssen	8-K	001-38002	10.1	11/13/2023
10.38†	Promotion Offer Letter, dated July 8, 2020, between Laureate Education, Inc. and Richard H. Sinkfield III	10-K	001-38002	10.45	02/25/2021
10.39†	Promotion Offer Letter, dated March 16, 2021, between Laureate Education, Inc. and Richard M. Buskirk	10-K	001-38002	10.44	02/24/2022
10.40†	Independent Contractor and Consultant Agreement, dated May 28, 2021, between Laureate Education, Inc. and Marcelo Barbalho Cardoso	10-K	001-38002	10.46	02/24/2022
10.41†	Amendment dated July 21, 2022 to Independent Contractor and Consultant Agreement, dated May 28, 2021, between Laureate Education, Inc., Marcelo Barbalho Cardoso and MC Consultoria and Assesoria Empresarial LTDA	10-K	001-38002	10.43	02/23/2023
10.42†	Second Amendment to Independent Contractor and Consultant Agreement as of March 1, 2022 between Laureate Education, Inc. and MC Consultoria and Assesoria Empresarial LTDA	10-K	001-38002	10.44	02/23/2023

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.43†	Third Amendment to Independent Contractor and Consultant Agreement as of March 1, 2023 between Laureate Education, Inc. and MC Consultoria and Assesoria Empresarial LTDA	10-Q	001-38002	10.2	05/04/2023
10.44†	Fourth Amendment to Independent Contractor and Consultant Agreement as of September 18, 2023 between Laureate Education, Inc. and MC Consultoria and Assesoria Empresarial LTDA	10-Q	001-38002	10.2	11/02/2023
10.45*†	Form of Annual Incentive Plan for Certain Executives
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32*	Certifications pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
97*	Laureate Education, Inc. Incentive Compensation Clawback Policy
Ex. 101.INS*	XBRL Instance Document - - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
Ex. 101.SCH*	Inline XBRL Taxonomy Extension Schema Document
Ex. 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Ex. 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
#	The exhibits, disclosure schedules, and other schedules, as applicable, have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
†	Indicates a management contract or compensatory plan or arrangement.
◊	Certain identified information has been omitted from this exhibit because it is both (1) not material, and (2) is the type that the Company treats as private or confidential.

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

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2024.

Laureate Education, Inc.

By: /s/ RICHARD M. BUSKIRK
Richard M. Buskirk
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ EILIF SERCK-HANSSEN	President, Chief Executive Officer and Director	February 22, 2024
Eilif Serck-Hanssen	(Principal Executive Officer)

/s/ RICHARD M. BUSKIRK	Senior Vice President and Chief Financial Officer	February 22, 2024
Richard M. Buskirk	(Principal Financial Officer)

/s/ GERARD M. KNAUER	Vice President, Accounting and Global Controller	February 22, 2024
Gerard M. Knauer	(Principal Accounting Officer)

/s/ KENNETH W. FREEMAN	Chairman of the Board	February 22, 2024
Kenneth W. Freeman

/s/ ANDREW B. COHEN	Director	February 22, 2024
Andrew B. Cohen

/s/ PEDRO DEL CORRO	Director	February 22, 2024
Pedro del Corro

/s/ ARISTIDES DE MACEDO	Director	February 22, 2024
Aristides de Macedo

/s/ BARBARA MAIR	Director	February 22, 2024
Barbara Mair

/s/ GEORGE MUÑOZ	Director	February 22, 2024
George Muñoz

/s/ DR. JUDITH RODIN	Director	February 22, 2024
Dr. Judith Rodin

/s/ IAN K. SNOW	Director	February 22, 2024
Ian K. Snow