Form 10-Q
period 2024-03-31
LAUREATE EDUCATION, INC.
filed 2024-05-02
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2024
Common stock, par value $0.004 per share	155,160,367 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended March 31,	2024	2023
	(Unaudited)	(Unaudited)
Revenues	$275,372	$251,255
Costs and expenses:
Direct costs	253,978	225,312
General and administrative expenses	10,265	10,314
Operating income	11,129	15,629
Interest income	1,911	2,158
Interest expense	(4,661)	(5,952)
Other (expense) income, net	(548)	261
Foreign currency exchange loss, net	(5,607)	(28,952)
(Loss) gain on disposal of subsidiaries, net	(3,086)	306
Loss from continuing operations before income taxes and equity in net loss of affiliates	(862)	(16,550)
Income tax expense	(9,922)	(10,195)
Equity in net loss of affiliates, net of tax	(7)	(3)
Loss from continuing operations	(10,791)	(26,748)
Loss from discontinued operations, net of tax of $0 for both periods	(57)	(14)
Net loss	(10,848)	(26,762)
Net loss attributable to noncontrolling interests	97	155
Net loss attributable to Laureate Education, Inc.	$(10,751)	$(26,607)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.07)	$(0.17)
Loss from discontinued operations	—	—
Basic and diluted loss per share	$(0.07)	$(0.17)
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended March 31,	2024	2023
	(Unaudited)	(Unaudited)
Net loss	$(10,848)	$(26,762)
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $0 for both periods	26,883	72,797
Total other comprehensive income	26,883	72,797
Comprehensive income	16,035	46,035
Net comprehensive loss attributable to noncontrolling interests	97	149
Comprehensive income attributable to Laureate Education, Inc.	$16,132	$46,184
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	March 31, 2024	December 31, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$126,226	$89,392
Restricted cash	7,616	7,505
Receivables:
Accounts and notes receivable	159,145	173,571
Other receivables	8,417	3,509
Allowance for doubtful accounts	(85,418)	(84,967)
Receivables, net	82,144	92,113
Income tax receivable	12,278	15,224
Prepaid expenses and other current assets	33,427	19,284
Current assets held for sale	756	889
Total current assets	262,447	224,407
Property and equipment:
Land	139,289	129,229
Buildings	377,868	377,954
Furniture, equipment and software	559,968	556,134
Leasehold improvements	143,978	137,171
Construction in-progress	18,900	22,673
Accumulated depreciation and amortization	(672,538)	(660,935)
Property and equipment, net	567,465	562,226
Operating lease right-of-use assets, net	364,114	371,611
Goodwill	672,502	661,482
Tradenames, net	171,305	169,183
Deferred costs, net	4,781	4,981
Deferred income taxes	71,321	71,426
Other assets	46,430	44,896
Long-term assets held for sale	16,022	15,404
Total assets	$2,176,387	$2,125,616
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	March 31, 2024	December 31, 2023
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$35,824	$43,239
Accrued expenses	72,696	69,464
Accrued compensation and benefits	79,263	96,652
Deferred revenue and student deposits	121,305	69,351
Current portion of operating leases	59,086	57,514
Current portion of long-term debt and finance leases	49,411	52,828
Income taxes payable	29,027	40,204
Other current liabilities	26,352	22,714
Current liabilities held for sale	1,177	1,248
Total current liabilities	474,141	453,214
Long-term operating leases, less current portion	342,983	360,120
Long-term debt and finance leases, less current portion	176,551	112,241
Deferred compensation	9,636	9,511
Income taxes payable	137,505	140,492
Deferred income taxes	57,219	56,490
Other long-term liabilities	35,326	34,151
Long-term liabilities held for sale	10,418	10,259
Total liabilities	1,243,779	1,176,478
Redeemable equity	1,398	1,398
Stockholders' equity:
Common stock, par value $0.004 per share – 700,000 shares authorized, 155,160 shares issued and outstanding as of March 31, 2024 and 157,586 shares issued and outstanding as of December 31, 2023	621	630
Additional paid-in capital	1,160,865	1,179,721
Retained earnings	17,411	41,862
Accumulated other comprehensive loss	(245,261)	(272,144)
Total Laureate Education, Inc. stockholders' equity	933,636	950,069
Noncontrolling interests	(2,426)	(2,329)
Total stockholders' equity	931,210	947,740
Total liabilities and stockholders' equity	$2,176,387	$2,125,616
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the three months ended March 31,	2024	2023
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net loss	$(10,848)	$(26,762)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,050	16,721
Amortization of operating lease right-of-use assets	9,765	7,189
Loss on sales and disposal of subsidiaries and property and equipment, net	3,251	1,524
Non-cash interest expense	324	245
Non-cash share-based compensation expense	1,409	1,124
Bad debt expense	6,307	2,788
Deferred income taxes	1,267	(607)
Unrealized foreign currency exchange loss	4,964	28,949
Non-cash loss from non-income tax contingencies	—	61
Other, net	3,221	3,724
Changes in operating assets and liabilities:
Receivables	2,301	4,224
Prepaid expenses and other assets	(14,475)	(12,152)
Accounts payable and accrued expenses	(26,597)	(26,159)
Income tax receivable/payable, net	(11,986)	(32,663)
Deferred revenue and other liabilities	46,200	58,263
Net cash provided by operating activities	33,153	26,469
Cash flows from investing activities
Purchase of property and equipment	(15,884)	(5,833)
Receipts from sales of property and equipment	48	4
Net (payments) receipts from sales of discontinued operations	(154)	250
Net cash used in investing activities	(15,990)	(5,579)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	81,091	38,000
Payments on long-term debt	(26,545)	(15,227)
Payment of dividend equivalent rights for vested share-based awards	(1,598)	(2,318)
Payments to purchase noncontrolling interests	—	(123)
Proceeds from exercise of stock options	29	1,423
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(1,693)	(611)
Payments to repurchase common stock	(32,894)	—
Payments of debt issuance costs	(9)	—
Net cash provided by financing activities	18,381	21,144
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	1,123	3,462
Change in cash included in current assets held for sale	278	—
Net change in Cash and cash equivalents and Restricted cash	36,945	45,496
Cash and cash equivalents and Restricted cash at beginning of period	96,897	93,784
Cash and cash equivalents and Restricted cash at end of period	$133,842	$139,280
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

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, these financial statements include all adjustments considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with Laureate's audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the 2023 Form 10-K).

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

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the three months ended March 31, 2024 and 2023:

	Mexico	Peru	Corporate(1)	Total
2024
Tuition and educational services	$267,315	$54,296	$—	$321,611	117%
Other	47,168	11,974	47	59,189	21%
Gross revenue	314,483	66,270	47	380,800	138%
Less: Discounts / waivers / scholarships	(100,403)	(5,025)	—	(105,428)	(38)%
Total	$214,080	$61,245	$47	$275,372	100%
2023
Tuition and educational services	$223,008	$63,027	$—	$286,035	114%
Other	34,694	11,073	59	45,826	18%
Gross revenue	257,702	74,100	59	331,861	132%
Less: Discounts / waivers / scholarships	(75,739)	(4,867)	—	(80,606)	(32)%
Total	$181,963	$69,233	$59	$251,255	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $159,145 and $173,571 as of March 31, 2024 and December 31, 2023, respectively. The decrease in the contract assets balance at March 31, 2024 compared to December 31, 2023 was primarily driven by collections, in particular the repayment of outstanding amounts by students re-enrolling for the next academic session. The first and third calendar quarters generally coincide with the primary and secondary intakes for our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $121,305 and $69,351 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively. The increase in the contract liability balance during the period ended March 31, 2024 was the result of semester billings and cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during that period. Revenue recognized during the three months ended March 31, 2024 that was included in the contract liability balance at the beginning of the year was approximately $51,701.

Note 3. Assets Held for Sale

During the second quarter of 2023, two of the Company’s subsidiaries that operate K-12 educational programs in Mexico met the criteria for classification as held for sale under ASC 360-10-45-9, “Long-Lived Assets Classified as Held for Sale.” The sale of the K-12 campuses is intended to allow the Mexico segment to focus on its core business. The planned sale of this disposal group does not represent a strategic shift and therefore does not qualify for presentation as a discontinued operation in the Consolidated Financial Statements. In addition, during 2023, two parcels of land at campuses in Mexico and a parcel of land in the United States met the criteria for classification as held for sale under ASC 360-10-45-9. The assets and liabilities are recorded at the lower of their carrying values or their estimated fair values less costs to sell. The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are presented in the following table:

	March 31, 2024	December 31, 2023
Assets Held for Sale
Cash and cash equivalents	$228	$502
Receivables, net	481	376
Property and equipment, net	6,787	6,310
Operating lease right-of-use assets, net	9,235	9,094
Other assets	47	11
Total assets held for sale	$16,778	$16,293

Liabilities Held for Sale
Deferred revenue and student deposits	$771	$731
Operating leases, including current portion	9,355	9,214
Long-term debt, including current portion	867	859
Other liabilities	602	703
Total liabilities held for sale	$11,595	$11,507

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

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Loss from continuing operations before income taxes and equity in net loss of affiliates, adding back the following items: (Loss) gain on disposal of subsidiaries, net, Foreign currency exchange loss, net, Other (expense) income, net, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, and Share-based compensation expense.

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

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Loss from continuing operations before income taxes and equity in net loss of affiliates, as reported in the Consolidated Statements of Operations:

For the three months ended March 31,	2024	2023
Revenues
Mexico	$214,080	$181,963
Peru	61,245	69,233
Corporate	47	59
Total Revenues	$275,372	$251,255
Adjusted EBITDA of reportable segments
Mexico	$59,916	$48,946
Peru	(20,710)	(6,455)
Total Adjusted EBITDA of reportable segments	39,206	42,491
Reconciling items:
Corporate	(8,618)	(9,017)
Depreciation and amortization expense	(18,050)	(16,721)
Share-based compensation expense	(1,409)	(1,124)
Operating income	11,129	15,629
Interest income	1,911	2,158
Interest expense	(4,661)	(5,952)
Other (expense) income, net	(548)	261
Foreign currency loss, net	(5,607)	(28,952)
(Loss) gain on disposal of subsidiaries, net	(3,086)	306
Loss from continuing operations before income taxes and equity in net loss of affiliates	$(862)	$(16,550)

	March 31, 2024	December 31, 2023
Assets
Mexico	$1,453,237	$1,396,605
Peru	559,927	559,428
Corporate	163,223	169,583
Total assets	$2,176,387	$2,125,616

Note 5. Goodwill

The change in the net carrying amount of Goodwill from December 31, 2023 through March 31, 2024 was composed of the following items:

	Mexico	Peru	Total
Balance at December 31, 2023	$588,431	$73,051	$661,482
Currency translation adjustments	11,792	(772)	11,020
Balance at March 31, 2024	$600,223	$72,279	$672,502

Note 6. Debt

Outstanding long-term debt was as follows:

	March 31, 2024	December 31, 2023
Senior long-term debt:
Senior Secured Credit Facility (stated maturity date September 18, 2028)	$121,000	$59,000
Other debt:
Lines of credit	10,078	10,864
Notes payable and other debt	35,094	40,009
Total senior and other debt	166,172	109,873
Finance lease obligations and sale-leaseback financings	62,024	57,568
Total long-term debt and finance leases	228,196	167,441
Less: total unamortized deferred financing costs	2,234	2,372
Less: current portion of long-term debt and finance leases	49,411	52,828
Long-term debt and finance leases, less current portion	$176,551	$112,241

Senior Secured Credit Facility

Under its credit agreement (the Amended Credit Agreement), the Company maintains a revolving credit facility that provides for $145,000 of revolving credit loans maturing October 2024 (the Series 2024 Tranche) and $155,000 of revolving credit loans maturing September 2028 (the Series 2028 Tranche) for a $300,000 aggregate revolving credit facility (the Revolving Credit Facility). The credit available to be borrowed under the Amended Credit Agreement, whether as revolving loans or term loans, if any, are referred to herein collectively as the “Senior Secured Credit Facility.”

As of March 31, 2024 and December 31, 2023, the Senior Secured Credit Facility had a total outstanding balance of $121,000 and $59,000, respectively.

Estimated Fair Value of Debt

As of March 31, 2024 and December 31, 2023, the estimated fair value of our debt approximated its carrying value.

Certain Covenants

As of March 31, 2024, our Amended Credit Agreement contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Amended Credit Agreement also provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, to exceed 3.00x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The agreement also provides that if less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of March 31, 2024, more than 25% of the revolving credit facility was utilized, and we were in compliance with the leverage ratio covenant. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of March 31, 2024.

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

Income Tax Contingencies

As of March 31, 2024 and December 31, 2023, Laureate had recorded cumulative liabilities for income tax contingencies of $137,505 and $140,492, respectively.

Non-Income Tax Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of March 31, 2024 and December 31, 2023, approximately $20,100 and $19,800, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets.

We have also identified certain loss contingencies that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies could be up to approximately $23,200 if the outcomes were unfavorable.

Guarantees

During the first quarter of 2021, one of our Peruvian institutions issued a bank guarantee in order to appeal a preliminary tax assessment received related to tax audits of 2014 and 2015. In addition, during the fourth quarter of 2023, the same institution issued a bank guarantee in order to appeal a tax assessment received related to the tax audit of 2009. As of March 31, 2024 and December 31, 2023, the total amount of the guarantees was approximately $12,600 and $12,700, respectively.

Note 8. Stockholders’ Equity

The components of net changes in stockholders’ equity for the three months ended March 31, 2024 are as follows:

	Laureate Education, Inc. Stockholders
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2023	157,586	$630	$1,179,721	$41,862	$(272,144)	$(2,329)	$947,740
Non-cash share-based compensation	—	—	1,409	—	—	—	1,409
Purchase and retirement of common stock	(2,607)	(10)	(19,512)	(13,700)	—	—	(33,222)
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	181	1	(774)	—	—	—	(773)
Equitable adjustments to stock-based awards	—	—	21	—	—	—	21
Net loss	—	—	—	(10,751)	—	(97)	(10,848)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	26,883	—	26,883
Balance at March 31, 2024	155,160	$621	$1,160,865	$17,411	$(245,261)	$(2,426)	$931,210

Stock Repurchase

On March 5, 2024, the Company entered into a Stock Purchase Agreement with each of ILM Investments Limited Partnership, Torreal Sociedad de Capital Riesgo S.A., Pedro del Corro García-Lomas, a member of Laureate’s Board of Directors, Ana Gómez Cuesta and José Diaz-Rato Revuelta (together, the Sellers), pursuant to which the Company purchased an aggregate of 2,607 shares of our common stock from the Sellers at a purchase price of $12.62 per share for an aggregate purchase price of $32,894. This repurchase, which was approved as a related party transaction by the Audit and Risk Committee of the Company’s Board of Directors, was pursuant to the Company’s existing $100,000 stock purchase program that was announced on February 22, 2024. Under this stock repurchase program, all shares repurchased are immediately retired. Upon retirement of repurchased stock, the excess of the purchase price plus excise tax over par value is allocated to additional paid-in capital, subject to certain limitations. Any remainder is allocated to retained earnings.

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

Share-based Compensation Expense

During the three months ended March 31, 2024 and 2023, the Company recorded share-based compensation expense for restricted stock unit awards of $1,409 and $1,124, respectively.

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

	March 31, 2024			December 31, 2023
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation adjustment	$(255,171)	$962	$(254,209)	$(282,054)	$962	$(281,092)
Unrealized gain on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(506)	—	(506)	(506)	—	(506)
Accumulated other comprehensive loss	$(245,261)	$962	$(244,299)	$(272,144)	$962	$(271,182)

Note 9. Income Taxes

Laureate's income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the three months ended March 31, 2024 and 2023 are based on estimated full-year effective tax rates, adjusted for discrete income tax items related specifically to the interim periods. Laureate has operations in multiple countries at various statutory tax rates and other operations that are loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss.

For the three months ended March 31, 2024, the Company recognized income tax expense of $9,922, as compared to $10,195 in the prior year period.

Income tax expense for the three months ended March 31, 2024 and 2023 was attributable to pretax income, the jurisdictional mix of earnings, and pretax losses for which the Company cannot recognize a tax benefit. In addition, the Company benefited from changes in reserves for uncertain tax provisions in both periods.

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

The following table summarizes the computations of basic and diluted earnings (loss) per share:

For the three months ended March 31,	2024	2023
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Loss from continuing operations	$(10,791)	$(26,748)
Loss attributable to noncontrolling interests	97	155
Net loss from continuing operations for basic and diluted loss per share	$(10,694)	$(26,593)

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Net loss from discontinued operations for basic and diluted loss per share	$(57)	$(14)

Denominator used in basic and diluted earnings (loss) per common share:
Basic and diluted weighted average shares outstanding	157,011	157,197

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.07)	$(0.17)
Loss from discontinued operations	—	—
Basic and diluted loss per share	$(0.07)	$(0.17)

The following table summarizes the number of stock options and restricted stock units that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

For the three months ended March 31,	2024	2023
Stock options	359	551
Restricted stock units	722	692

Note 11. Related Party Transactions

Stock Repurchase

As discussed in Note 8, Stockholders’ Equity, on March 5, 2024, the Company entered into a Stock Purchase Agreement with the Sellers pursuant to which the Company purchased an aggregate of 2,607 shares of our common stock from the Sellers at a purchase price of $12.62 per share for an aggregate purchase price of $32,894. This repurchase, which was approved as a related party transaction by the Audit and Risk Committee of the Company’s Board of Directors, was pursuant to the Company’s existing $100,000 share repurchase program that was announced on February 22, 2024.

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

Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations. There have been no material changes to the laws and regulations affecting our higher education institutions that are described in our 2023 Form 10‑K.

Note 13. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the March 31, 2023 balance. The March 31, 2024 and March 31, 2023 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023	December 31, 2023
Cash and cash equivalents	$126,226	$130,636	$89,392
Restricted cash	7,616	8,644	7,505
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$133,842	$139,280	$96,897

Restricted cash represents cash that is not immediately available for use in current operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q (this Form 10-Q) contains “forward‑looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward‑looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or similar expressions that concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results, and all statements we make relating to our current growth strategy and other future plans, strategies or transactions that may be identified, explored or implemented and any litigation or dispute resulting from any completed transaction are forward-looking statements. In addition, we, through our senior management, from time to time make forward‑looking public statements concerning our expected future operations and performance and other developments. All of these forward‑looking statements are subject to risks and uncertainties that may change at any time, including with respect to our current growth strategy and the impact of any completed divestiture or separation transaction on our remaining businesses. Accordingly, our actual results may differ materially from those we expected. We derive most of our forward‑looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements and risk factors included in this Form 10-Q, are disclosed in “Item 1—Business,” and “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the 2023 Form 10-K). Some of the factors that we believe could affect our results include:
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

Overview

Our Business

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. Collectively, we have approximately 459,400 students enrolled at five institutions in these two countries. We believe that the higher education markets in Mexico and Peru present an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in those markets. We believe that the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education, creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy. We have two reportable segments as described below. We group our institutions by geography in Mexico and Peru for reporting purposes.

Assets Held for Sale

As discussed in Note 3, Assets Held for Sale, of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the Company has undertaken a process to sell two of our subsidiaries in Mexico that operate K-12 educational programs. As such, these subsidiaries are classified as assets held for sale as of March 31, 2024. The planned sale of this disposal group does not represent a strategic shift and therefore does not qualify for presentation as a discontinued operation in the consolidated financial statements. In addition, during 2023, two parcels of land at campuses in Mexico and a parcel of land in the United States met the criteria for classification as held for sale under ASC 360-10-45-9. The completion of these sales is not expected to have a material effect on our financial results.

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

The following information for our reportable segments is presented as of March 31, 2024:

	Institutions	Enrollment	2024 YTD Revenues ($ in millions) (1)	% Contribution to 2024 YTD Revenues
Mexico	2	233,700	$214.1	78%
Peru	3	225,700	61.2	22%
Total (1)	5	459,400	$275.4	100%
(1) Amounts related to Corporate were immaterial and are not separately presented.

Challenges

Our operations are outside of the United States and are subject to complex business, economic, legal, regulatory, political, tax and foreign currency risks, which may be difficult to adequately address. As a result, we face risks that are inherent in international operations, including: fluctuations in exchange rates, possible currency devaluations, inflation and hyper-inflation; price controls and foreign currency exchange restrictions; potential economic and political instability in both countries in which we operate; expropriation of assets by local governments; key political elections and changes in government policies; multiple and possibly overlapping and conflicting tax laws; and compliance with a wide variety of foreign laws. See “Item 1A—Risk Factors—Risks Relating to Our Business—We operate a portfolio of degree-granting higher education institutions in Mexico and Peru and are subject to complex business, economic, legal, political, tax and foreign currency risks, which risks may be difficult to adequately address,” in our 2023 Form 10-K. We plan to grow our operations organically by: 1) adding new programs and course offerings; 2) expanding target student demographics; and 3) increasing capacity at existing and new campus locations. Our success in growing our business will depend on the ability to anticipate and effectively manage these and other risks related to operating in various countries.

Regulatory Environment and Other Matters

Our business is subject to varying laws and regulations based on the requirements of local jurisdictions. These laws and regulations are subject to updates and changes. We cannot predict the form of the rules that ultimately may be adopted in the future or what effects they might have on our business, financial condition, results of operations and cash flows. We will continue to develop and implement necessary changes that enable us to comply with such laws and regulations. See also “Item 1A—Risk Factors—Risks Relating to Our Business—Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations,” and “Item 1—Business—Industry Regulation” in our 2023 Form 10-K for a detailed discussion of our different regulatory environments.

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

Factors Affecting Comparability

Foreign Exchange

While the USD is our reporting currency, our institutions are located in Mexico and Peru and operate in other functional currencies, namely the Mexican peso and Peruvian nuevo sol. We monitor the impact of foreign currency movements and the correlation between the local currency and the USD. Our revenues and expenses are generally denominated in local currency. The principal foreign exchange exposure is the risk related to the translation of revenues and expenses incurred in each country from the local currency into USD. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our reported revenues and earnings may be negatively affected by the strengthening of the U.S. dollar and currency exchange rates” in our 2023 Form 10‑K. In order to provide a framework for assessing how our business performed excluding the effects of foreign currency fluctuations, we present organic constant currency in our segment results, which is calculated using the change from prior-year average foreign exchange rates to current-year average foreign exchange rates, as applied to local-currency operating results for the current year, and excludes the impact of acquisitions and divestitures.

Seasonality

Our institutions have a summer break during which classes are generally not in session and minimal revenues are recognized. In addition to the timing of summer breaks, holidays such as Easter also have an impact on our academic calendar. Operating expenses, however, do not fully correlate to the enrollment and revenue cycles, as the institutions continue to incur expenses during summer breaks. Given the geographic diversity of our institutions and differences in timing of summer breaks, our second and fourth quarters are stronger revenue quarters as the majority of our institutions are in session for most of these respective quarters. Our first and third fiscal quarters are weaker revenue quarters because our institutions have summer breaks for some portion of one of these two quarters. However, our primary enrollment intakes occur during the first and third quarters. Due to this seasonality, revenues and profits in any one quarter are not necessarily indicative of results in subsequent quarters and may not be correlated to new enrollment in any one quarter. Additionally, seasonality may be affected due to other events that could change the academic calendar at our institutions. See “Item 1A—Risk Factors—Risks Relating to Our Business—We experience seasonal fluctuations in our results of operations” in our 2023 Form 10-K.

Income Tax Expense

Our consolidated income tax provision is derived based on the combined impact of federal, state and foreign income taxes. Also, discrete items can arise in the course of our operations that can affect the Company’s effective tax rate for the period. Our tax rate fluctuates from period to period due to changes in the mix of earnings between our tax-paying entities and our loss-making entities for which it is not 'more likely than not' that a tax benefit will be realized on the loss. See “Item 1A—Risk Factors—Risks Relating to Our Business—We may have exposure to greater-than-anticipated tax liabilities” in our 2023 Form 10-K.

Many countries have enacted legislation and adopted policies to implement the global minimum tax resulting from the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting project. Significant details and guidance around the global minimum tax provisions are still pending. For countries that have enacted the global minimum tax, such taxes generally become effective for the Company beginning in 2024. Income tax expense could be adversely affected as the legislation becomes effective in countries in which we do business. We will continue to monitor pending legislation and implementation by individual countries in which we operate, and we do not expect the global minimum tax provisions to have a material impact on our results of operations, financial position or cash flows in 2024.

Results of Operations

The following discussion of the results of our operations is organized as follows:

•Summary Comparison of Consolidated Results;
•Non-GAAP Financial Measure; and
•Segment Results.

Summary Comparison of Consolidated Results

Comparison of Consolidated Results for the Three Months Ended March 31, 2024 and 2023

			% Change
			Better/(Worse)
(in millions)	2024	2023	2024 vs. 2023
Revenues	$275.4	$251.3	10%
Direct costs	254.0	225.3	(13)%
General and administrative expenses	10.3	10.3	—%
Operating income	11.1	15.6	(29)%
Interest expense, net of interest income	(2.8)	(3.8)	26%
Other non-operating expense	(9.2)	(28.4)	68%
Loss from continuing operations before income taxes and equity in net income of affiliates	(0.9)	(16.6)	95%
Income tax expense	(9.9)	(10.2)	3%
Loss from continuing operations	(10.8)	(26.7)	60%
Loss from discontinued operations, net of tax	(0.1)	—	nm
Net loss	(10.8)	(26.8)	60%
Net loss attributable to noncontrolling interests	0.1	0.2	50%
Net loss attributable to Laureate Education, Inc.	$(10.8)	$(26.6)	59%
nm - percentage changes not meaningful

Comparison of Consolidated Results for the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

Revenues increased by $24.1 million to $275.4 million for the three months ended March 31, 2024 (the 2024 fiscal quarter) from $251.3 million for the three months ended March 31, 2023 (the 2023 fiscal quarter). This increase was primarily attributable to the effect of a net change in foreign currency exchange rates, which increased revenues by $20.4 million, mostly driven by the strengthening of the Mexican peso against the USD compared to the 2023 fiscal quarter. In addition, higher average total organic enrollment at our institutions increased revenues by $14.9 million compared to the 2023 fiscal quarter. These increases in revenues were partially offset by the effect of changes in tuition rates and enrollments in programs at varying price points (product mix), pricing and timing, which decreased revenues by $11.1 million for the 2024 fiscal quarter. Other Corporate changes accounted for a decrease in revenues of $0.1 million.

Direct costs and general and administrative expenses combined increased by $28.7 million to $264.3 million for the 2024 fiscal quarter from $235.6 million for the 2023 fiscal quarter. The effect of a net change in foreign currency exchange rates increased direct costs by $16.3 million, mostly driven by the strengthening of the Mexican peso against the USD compared to the 2023 fiscal quarter. Additionally, the effect of operational changes increased direct costs by $12.9 million compared to the 2023 fiscal quarter. These increases in direct costs were partially offset by other Corporate expenses, which accounted for a decrease in costs of $0.5 million in the 2024 fiscal quarter compared to the 2023 fiscal quarter.

Operating income decreased by $4.5 million to $11.1 million for the 2024 fiscal quarter from $15.6 million for the 2023 fiscal quarter. This decrease was primarily a result of higher operating loss at our Peru segment, partially offset by higher operating income at our Mexico segment compared to the 2023 fiscal quarter.

Interest expense, net of interest income decreased by $1.0 million to $2.8 million for the 2024 fiscal quarter from $3.8 million for the 2023 fiscal quarter. The decrease in interest expense was primarily attributable to lower average debt balances compared to the 2023 fiscal quarter.

Other non-operating expense decreased by $19.2 million to $9.2 million for the 2024 fiscal quarter from $28.4 million for the 2023 fiscal quarter. This decrease was attributable to a lower loss on foreign currency exchange of $23.4 million compared to the 2023 fiscal quarter, mainly related to intercompany loan arrangements. This decrease in other non-operating expense was partially offset by a loss on disposal of subsidiaries for the 2024 fiscal quarter compared to a gain for the 2023 fiscal quarter, primarily attributable to the release of accumulated foreign currency translation balances upon the liquidation of certain subsidiaries, for a change of $3.4 million. Additionally, other expense was higher by $0.8 million compared to the 2023 fiscal quarter.

Income tax expense decreased by $0.3 million to $9.9 million for the 2024 fiscal quarter from $10.2 million for the 2023 fiscal quarter.

Non-GAAP Financial Measure

We define Adjusted EBITDA as net income (loss), before (income) loss from discontinued operations, net of tax, equity in net (income) loss of affiliates, net of tax, income tax expense (benefit), (gain) loss on disposal of subsidiaries, net, foreign currency exchange (gain) loss, net, other (income) expense, net, interest expense and interest income, plus depreciation and amortization, share-based compensation expense and loss on impairment of assets. Adjusted EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures.

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

The following table presents Adjusted EBITDA and reconciles Net loss to Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

			% Change
			Better/(Worse)
(in millions)	2024	2023	2024 vs. 2023
Net loss	$(10.8)	$(26.8)	60%
Plus:
Loss from discontinued operations, net of tax	0.1	—	nm
Loss from continuing operations	(10.8)	(26.7)	60%
Plus:
Income tax expense	9.9	10.2	3%
Loss from continuing operations before income taxes	(0.9)	(16.6)	95%
Plus:
Loss (gain) on disposal of subsidiaries, net	3.1	(0.3)	nm
Foreign currency exchange loss, net	5.6	29.0	81%
Other expense (income), net	0.5	(0.3)	nm
Interest expense	4.7	6.0	22%
Interest income	(1.9)	(2.2)	(14)%
Operating income	11.1	15.6	(29)%
Plus:
Depreciation and amortization	18.1	16.7	(8)%
EBITDA	29.2	32.3	(10)%
Plus:
Share-based compensation expense (a)	1.4	1.1	(27)%
Adjusted EBITDA	$30.6	$33.5	(9)%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”
Comparison of Depreciation and Amortization for the Three Months Ended March 31, 2024 and 2023
Depreciation and amortization increased by $1.4 million to $18.1 million for the 2024 fiscal quarter from $16.7 million for the 2023 fiscal quarter. The effects of foreign currency exchange increased depreciation and amortization expense by $1.1 million for the 2024 fiscal quarter. Other items increased depreciation and amortization by $0.3 million.

Segment Results

We have two reportable segments: Mexico and Peru, as discussed in Overview. For purposes of the following comparison of results discussion, “segment direct costs” represent direct costs incurred by the segment as they are included in Adjusted EBITDA, such that depreciation and amortization expense, loss on impairment of assets and share-based compensation expense have been excluded. Organic enrollment is based on average total enrollment for the period. For a further description of our segments, see Overview.

The following table, derived from our consolidated financial statements included elsewhere in this Form 10-Q, presents selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended March 31,	2024	2023	2024 vs. 2023
Revenues:
Mexico	$214.1	$182.0	18%
Peru	61.2	69.2	(12)%
Corporate	—	0.1	(100)%
Consolidated Total Revenues	$275.4	$251.3	10%

Adjusted EBITDA:
Mexico	$59.9	$48.9	22%
Peru	(20.7)	(6.5)	nm
Corporate	(8.6)	(9.0)	4%
Consolidated Total Adjusted EBITDA	$30.6	$33.5	(9)%
nm - percentage changes not meaningful

Mexico

Financial Overview

Comparison of Mexico Results for the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2023	$182.0	$133.1	$48.9
Organic enrollment (1)	13.8
Product mix, pricing and timing (1)	(1.0)
Organic constant currency	12.8	7.2	5.6
Foreign exchange	19.3	13.9	5.4
March 31, 2024	$214.1	$154.2	$59.9
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $32.1 million, an 18% increase from the 2023 fiscal quarter.
•Organic enrollment increased during the 2024 fiscal quarter by 8%, increasing revenues by $13.8 million.
•Revenue for the quarter was unfavorably affected by the timing of the academic calendar as compared to the 2023 fiscal quarter.
•Revenues from our Mexico segment represented 78% of our consolidated total revenues for the 2024 fiscal quarter, compared to 72% for the 2023 fiscal quarter.

Adjusted EBITDA increased by $11.0 million, a 22% increase from the 2023 fiscal quarter.

Peru

Financial Overview

Comparison of Peru Results for the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2023	$69.2	$75.7	$(6.5)
Organic enrollment (1)	1.1
Product mix, pricing and timing (1)	(10.2)
Organic constant currency	(9.1)	4.9	(14.0)
Foreign exchange	1.1	1.3	(0.2)
March 31, 2024	$61.2	$81.9	$(20.7)
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $8.0 million, a 12% decrease from the 2023 fiscal quarter.
•Revenues decreased primarily due to timing of the academic calendar compared to the 2023 fiscal quarter.
•Organic enrollment increased during the 2024 fiscal quarter by 2%, increasing revenues by $1.1 million.
•Revenues from our Peru segment represented 22% of our consolidated total revenues for the 2024 fiscal quarter compared to 28% for the 2023 fiscal quarter.

Adjusted EBITDA decreased by $14.2 million from the 2023 fiscal quarter, primarily due to lower revenues related to academic calendar timing and higher operating expenses.

Corporate

Corporate revenues primarily represent miscellaneous other revenues, net of the elimination of intersegment revenues.

Comparison of Corporate Results for the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

			% Change
			Better/(Worse)
(in millions)	2024	2023	2024 vs. 2023
Revenues	$—	$0.1	(100)%
Expenses	8.6	9.1	5%
Adjusted EBITDA	$(8.6)	$(9.0)	4%

Adjusted EBITDA increased by $0.4 million, a 4% increase from the 2023 fiscal quarter, mainly driven by a decrease in contract labor expenses and other professional fees.

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

As of March 31, 2024, our secondary source of liquidity was cash and cash equivalents of $126.2 million. Our cash accounts are maintained with high-quality financial institutions.

The Company also maintains a revolving credit facility under its credit agreement (the Amended Credit Agreement) that provides for $145.0 million of revolving credit loans maturing October 2024 (the Series 2024 Tranche) and $155.0 million of revolving credit loans maturing September 2028 (the Series 2028 Tranche) for a $300.0 million aggregate revolving credit facility (the Revolving Credit Facility). The credit available to be borrowed under the Amended Credit Agreement, whether as revolving loans or term loans, if any, are referred to herein collectively as the “Senior Secured Credit Facility.” In accordance with the terms of the credit agreement, any proceeds drawn on the Revolving Credit Facility may be used for general corporate purposes. As of March 31, 2024, the Company had borrowed $121.0 million of the $300.0 million of available capacity.

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

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $7.6 million as of March 31, 2024 and $7.5 million as of December 31, 2023. Restricted cash consisted of cash equivalents held as assets for a supplemental employment retention agreement for a former executive.

Indefinite Reinvestment of Historical Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As of March 31, 2024, $121.3 million of our total $126.2 million of cash and cash equivalents were held by foreign subsidiaries. As of December 31, 2023, $82.7 million of our total $89.4 million of cash and cash equivalents were held by foreign subsidiaries. As part of our business strategies, we have determined that the undistributed historical earnings of our foreign operations for which we have not already recorded taxes will be deemed indefinitely reinvested outside of the United States.

Liquidity Requirements

Our short-term liquidity requirements include: funding for debt service (including finance leases); operating lease obligations; payments of deferred compensation; working capital; operating expenses; capital expenditures; stock repurchases; and business development activities.

Long-term liquidity requirements include: payments on long-term debt (including finance leases); operating lease obligations; capital expenditures; payments of deferred compensation; stock repurchases; and payments of other third-party obligations.

Debt

As of March 31, 2024, our debt obligations consisted of $121.0 million of borrowings under the Senior Secured Credit Facility and $45.2 million of other debt. Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries and notes payable. In addition, our finance lease obligations and sale-leaseback financings were $62.0 million.

Covenants

Under the Amended Credit Agreement, we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant that applies only to the revolving credit facility (a leverage ratio covenant), as defined in the Amended Credit Agreement, unless certain conditions are satisfied. The maximum ratio, as defined, is 3.00x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The agreement also provides that if less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of March 31, 2024, more than 25% of the revolving credit facility was utilized and we were in compliance with the leverage ratio covenant. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with those covenants as of March 31, 2024.

Leases

We conduct a significant portion of our operations from leased facilities, including many of our higher education facilities and other office locations. As of March 31, 2024 and December 31, 2023, the present value of operating lease liabilities was $402.1 million and $417.6 million, respectively.

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

Our total capital expenditures, excluding receipts from the sale of subsidiaries and property equipment, were $15.9 million and $5.8 million during the three months ended March 31, 2024 and 2023, respectively. The increase in capital expenditures was primarily due to the purchase of a parcel of land for a new campus.

Share Repurchase Program

On February 22, 2024, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $100 million of the Company’s common stock. The Company’s repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Repurchases may also be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s Board of Directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. As of March 31, 2024, the approximate dollar value of shares yet to be purchased under this stock repurchase program was $67.1 million. The Company intends to finance the remaining repurchases with free cash flow, excess cash and liquidity and liquidity on-hand, including available capacity under its Revolving Credit Facility, or a combination thereof.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2024 and 2023:

(in millions)	2024	2023
Cash provided by (used in):
Operating activities	$33.2	$26.5
Investing activities	(16.0)	(5.6)
Financing activities	18.4	21.1
Effects of exchange rates changes on cash	1.1	3.5
Change in cash included in current assets held for sale	0.3	—
Net change in cash and cash equivalents and restricted cash	$36.9	$45.5

Comparison of Cash Flows for the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

Operating Activities
Cash provided by operating activities increased by $6.7 million to $33.2 million for the 2024 fiscal quarter from $26.5 million for the 2023 fiscal quarter. This increase in operating cash was largely attributable to lower cash paid for taxes of $22.3 million, from $43.4 million for the 2023 fiscal quarter to $21.1 million for the 2024 fiscal quarter, due primarily to higher cash taxes paid during the 2023 fiscal quarter for Mexico and the Netherlands. In addition, cash paid for interest decreased by $1.1 million, from $5.3 million for the 2023 fiscal quarter to $4.2 million for the 2024 fiscal quarter, mostly due to lower average debt balances. These increases in operating cash were partially offset by the net effect of changes in operating assets and liabilities combined with lower operating income, which decreased operating cash by $16.7 million compared to the 2023 fiscal quarter.

Investing Activities

Cash used in investing activities increased by $10.4 million to $(16.0) million for the 2024 fiscal quarter from $(5.6) million for the 2023 fiscal quarter. This increase in cash used in investing activities was primarily attributable to higher capital expenditures of $10.1 million during the 2024 fiscal quarter compared to the 2023 fiscal quarter, mainly driven by the purchase of a parcel of land for a new campus. In addition, the year-over-year change in cash flows related to run out activity from previously sold discontinued operations decreased investing cash flows by $0.5 million. Other items accounted for the remaining difference of $0.2 million.

Financing Activities

Cash provided by financing activities decreased by $2.7 million to $18.4 million for the 2024 fiscal quarter from $21.1 million for the 2023 fiscal quarter. This decrease in financing cash inflows was primarily attributable to payments for common stock repurchases of $32.9 million during the 2024 fiscal quarter. In addition, proceeds from the exercise of stock options were lower by $1.4 million compared to the 2023 fiscal quarter. These decreases in financing cash flows were partially offset by higher net proceeds of long-term debt during the 2024 fiscal quarter of $31.8 million. Other items accounted for the remaining difference of $0.2 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2023 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2023 Form 10-K. During the three months ended March 31, 2024, there were no significant changes to our critical accounting policies.

Recently Adopted Accounting Standards

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2023 Form 10-K. There have been no significant changes in our market risk exposures since our December 31, 2023 fiscal year end.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to “Item 3. Legal Proceedings” in our 2023 Form 10-K for information regarding material pending legal proceedings. There have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in “Item 1A. Risk Factors” in our 2023 Form 10‑K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (amounts in the table below shown in thousands, except per share amounts)

The following table provides a summary of the Company’s purchases of its common stock during the three months ended March 31, 2024 pursuant to the Company’s authorized share repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares yet to be purchased under the plans or programs (1)
1/1/24 - 1/31/24	—	$—	—	$—
2/1/24 - 2/29/24	—	—	—	100,000
3/1/24 - 3/31/24	2,607	12.62	2,607	67,106
Total	2,607	$12.62	2,607	$67,106

(1) On February 22, 2024, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to $100,000 of the Company’s common stock. See further description of the stock repurchase program in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 5. Other Information

During the three months ended March 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1†	Separation Agreement, dated February 28, 2024, between Laureate Education, Inc. and Richard H. Sinkfield III
10.2†	Fifth Amendment to Independent Contractor and Consultant Agreement as of March 1, 2024 between Laureate Education, Inc. and MC Consultoria and Assesoria Empresarial LTDA
10.3
Stock Purchase Agreement, dated March 5, 2024, between Laureate Education Inc. and each of ILM Investments Limited Partnership, Torreal Sociedad de Capital Riesgo S.A., Pedro del Corro García-Lomas, a member of Laureate’s Board of Directors, Ana Gómez Cuesta and José Diaz-Rato Revuelta

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ RICHARD M. BUSKIRK
Richard M. Buskirk
Senior Vice President and Chief Financial Officer
Date: May 2, 2024

/s/ GERARD M. KNAUER
Gerard M. Knauer
Vice President, Accounting and Global Controller
Date: May 2, 2024