Form 10-Q
period 2024-06-30
LAUREATE EDUCATION, INC.
filed 2024-08-01
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2024
Common stock, par value $0.004 per share	152,545,768 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended June 30,	2024	2023
	(Unaudited)	(Unaudited)
Revenues	$499,245	$462,067
Costs and expenses:
Direct costs	318,997	293,998
General and administrative expenses	13,653	11,960
Loss on impairment of assets	—	1,620
Operating income	166,595	154,489
Interest income	2,004	1,951
Interest expense	(5,129)	(6,137)
Other income (expense), net	108	(129)
Foreign currency exchange gain (loss), net	27,451	(32,357)
Gain on disposal of subsidiaries, net	—	1
Income from continuing operations before income taxes	191,029	117,818
Income tax expense	(63,072)	(57,468)
Income from continuing operations	127,957	60,350
Income (loss) from discontinued operations, net of tax of $0 for both periods	394	(4,037)
Net income	128,351	56,313
Net income attributable to noncontrolling interests	(221)	(136)
Net income attributable to Laureate Education, Inc.	$128,130	$56,177

Basic and diluted earnings (loss) per share:
Income from continuing operations	$0.83	$0.38
Loss from discontinued operations	—	(0.03)
Basic and diluted earnings per share	$0.83	$0.35
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the six months ended June 30,	2024	2023
	(Unaudited)	(Unaudited)
Revenues	$774,617	$713,322
Costs and expenses:
Direct costs	572,975	519,310
General and administrative expenses	23,918	22,274
Loss on impairment of assets	—	1,620
Operating income	177,724	170,118
Interest income	3,915	4,109
Interest expense	(9,790)	(12,089)
Other (expense) income, net	(440)	132
Foreign currency exchange gain (loss), net	21,844	(61,309)
(Loss) gain on disposal of subsidiaries, net	(3,086)	307
Income from continuing operations before income taxes and equity in net loss of affiliates	190,167	101,268
Income tax expense	(72,994)	(67,663)
Equity in net loss of affiliates, net of tax	(7)	(3)
Income from continuing operations	117,166	33,602
Income (loss) from discontinued operations, net of tax of $0 for both periods	337	(4,051)
Net income	117,503	29,551
Net (income) loss attributable to noncontrolling interests	(124)	19
Net income attributable to Laureate Education, Inc.	$117,379	$29,570

Basic and diluted earnings (loss) per share:
Income from continuing operations	$0.75	$0.21
Loss from discontinued operations	—	(0.03)
Basic and diluted earnings per share	$0.75	$0.18
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended June 30,	2024	2023
	(Unaudited)	(Unaudited)
Net income	$128,351	$56,313
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	(107,546)	91,915
Total other comprehensive (loss) income	(107,546)	91,915
Comprehensive income	20,805	148,228
Net comprehensive income attributable to noncontrolling interests	(221)	(44)
Comprehensive income attributable to Laureate Education, Inc.	$20,584	$148,184
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the six months ended June 30,	2024	2023
	(Unaudited)	(Unaudited)
Net income	$117,503	$29,551
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	(80,663)	164,712
Total other comprehensive (loss) income	(80,663)	164,712
Comprehensive income	36,840	194,263
Net comprehensive (income) loss attributable to noncontrolling interests	(124)	105
Comprehensive income attributable to Laureate Education, Inc.	$36,716	$194,368
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	June 30, 2024	December 31, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$128,838	$89,392
Restricted cash	7,641	7,505
Receivables:
Accounts and notes receivable	206,807	173,571
Other receivables	4,645	3,509
Allowance for doubtful accounts	(93,939)	(84,967)
Receivables, net	117,513	92,113
Income tax receivable	7,835	15,224
Prepaid expenses and other current assets	26,248	19,284
Current assets held for sale	985	889
Total current assets	289,060	224,407
Property and equipment:
Land	129,126	129,229
Buildings	354,305	377,954
Furniture, equipment and software	526,594	556,134
Leasehold improvements	133,904	137,171
Construction in-progress	21,248	22,673
Accumulated depreciation and amortization	(638,546)	(660,935)
Property and equipment, net	526,631	562,226
Operating lease right-of-use assets, net	333,454	371,611
Goodwill	621,658	661,482
Tradenames, net	159,876	169,183
Deferred costs, net	4,743	4,981
Deferred income taxes	67,212	71,426
Other assets	41,340	44,896
Long-term assets held for sale	17,840	15,404
Total assets	$2,061,814	$2,125,616
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	June 30, 2024	December 31, 2023
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$33,829	$43,239
Accrued expenses	70,012	69,464
Accrued compensation and benefits	86,602	96,652
Deferred revenue and student deposits	61,352	69,351
Current portion of operating leases	57,002	57,514
Current portion of long-term debt and finance leases	27,409	52,828
Income taxes payable	14,548	40,204
Other current liabilities	29,605	22,714
Current liabilities held for sale	1,376	1,248
Total current liabilities	381,735	453,214
Long-term operating leases, less current portion	315,413	360,120
Long-term debt and finance leases, less current portion	202,986	112,241
Deferred compensation	9,763	9,511
Income taxes payable	138,930	140,492
Deferred income taxes	52,978	56,490
Other long-term liabilities	33,238	34,151
Long-term liabilities held for sale	9,564	10,259
Total liabilities	1,144,607	1,176,478
Redeemable equity	1,398	1,398
Stockholders' equity:
Common stock, par value $0.004 per share – 700,000 shares authorized, 152,546 shares issued and outstanding as of June 30, 2024 and 157,586 shares issued and outstanding as of December 31, 2023	610	630
Additional paid-in capital	1,142,081	1,179,721
Retained earnings	128,130	41,862
Accumulated other comprehensive loss	(352,807)	(272,144)
Total Laureate Education, Inc. stockholders' equity	918,014	950,069
Noncontrolling interests	(2,205)	(2,329)
Total stockholders' equity	915,809	947,740
Total liabilities and stockholders' equity	$2,061,814	$2,125,616
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the six months ended June 30,	2024	2023
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net income	$117,503	$29,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,490	34,038
Amortization of operating lease right-of-use assets	19,736	15,191
Loss on impairment of assets	—	1,620
Loss on sales and disposal of subsidiaries and property and equipment, net	2,870	5,698
Non-cash interest expense	722	842
Non-cash share-based compensation expense	4,296	3,100
Bad debt expense	28,907	16,180
Deferred income taxes	(226)	(6,867)
Unrealized foreign currency exchange (gain) loss	(23,371)	61,264
Other, net	(9,439)	(8,828)
Changes in operating assets and liabilities:
Receivables	(58,935)	(57,095)
Prepaid expenses and other assets	(11,991)	(11,068)
Accounts payable and accrued expenses	(1,352)	4,954
Income tax receivable/payable, net	(17,868)	(1,742)
Deferred revenue and other liabilities	(12,959)	(8,049)
Net cash provided by operating activities	73,383	78,789
Cash flows from investing activities
Purchase of property and equipment	(26,617)	(14,851)
Receipts from sales of property and equipment	3,262	116
Net receipts from sales of discontinued operations	771	250
Net cash used in investing activities	(22,584)	(14,485)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	135,140	43,956
Payments on long-term debt	(68,610)	(88,112)
Payment of dividend equivalent rights for vested share-based awards	(1,714)	(2,318)
Payments to purchase noncontrolling interests	—	(123)
Proceeds from exercise of stock options	121	1,530
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(1,693)	(616)
Payments to repurchase common stock	(71,431)	—
Payments of debt issuance costs	(78)	—
Net cash used in financing activities	(8,265)	(45,683)
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	(2,963)	8,658
Change in cash included in current assets held for sale	11	(560)
Net change in Cash and cash equivalents and Restricted cash	39,582	26,719
Cash and cash equivalents and Restricted cash at beginning of period	96,897	93,784
Cash and cash equivalents and Restricted cash at end of period	$136,479	$120,503
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

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the three months ended June 30, 2024 and 2023:

	Mexico	Peru	Corporate(1)	Total
2024
Tuition and educational services	$294,425	$291,595	$—	$586,020	117%
Other	33,563	19,772	26	53,361	11%
Gross revenue	327,988	311,367	26	639,381	128%
Less: Discounts / waivers / scholarships	(109,406)	(30,730)	—	(140,136)	(28)%
Total	$218,582	$280,637	$26	$499,245	100%
2023
Tuition and educational services	$253,238	$276,576	$—	$529,814	115%
Other	27,687	16,315	(65)	43,937	9%
Gross revenue	280,925	292,891	(65)	573,751	124%
Less: Discounts / waivers / scholarships	(88,790)	(22,894)	—	(111,684)	(24)%
Total	$192,135	$269,997	$(65)	$462,067	100%
(1) Includes the elimination of inter-segment revenues.

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the six months ended June 30, 2024 and 2023:

	Mexico	Peru	Corporate(1)	Total
2024
Tuition and educational services	$561,739	$345,892	$—	$907,631	117%
Other	80,733	31,745	72	112,550	15%
Gross revenue	642,472	377,637	72	1,020,181	132%
Less: Discounts / waivers / scholarships	(209,809)	(35,755)	—	(245,564)	(32)%
Total	$432,663	$341,882	$72	$774,617	100%
2023
Tuition and educational services	$476,246	$339,603	$—	$815,849	114%
Other	62,382	27,388	(6)	89,764	13%
Gross revenue	538,628	366,991	(6)	905,613	127%
Less: Discounts / waivers / scholarships	(164,530)	(27,761)	—	(192,291)	(27)%
Total	$374,098	$339,230	$(6)	$713,322	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $206,807 and $173,571 as of June 30, 2024 and December 31, 2023, respectively. The increase in the contract assets balance at June 30, 2024 compared to December 31, 2023 was primarily driven by enrollment cycles. The first and third calendar quarters generally coincide with the primary and secondary intakes for our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $61,352 and $69,351 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively. The decrease in the contract liability balance during the period ended June 30, 2024 was the result of revenue recognized during the period, partially offset by semester billings and cash payments received in advance of satisfying performance obligations during that period. Revenue recognized during the six months ended June 30, 2024 that was included in the contract liability balance at the beginning of the year was approximately $56,574.

Note 3. Assets Held for Sale

During 2023, two of the Company’s subsidiaries that operate K-12 educational programs in Mexico met the criteria for classification as held for sale under ASC 360-10-45-9, “Long-Lived Assets Classified as Held for Sale.” The sale of the K-12 campuses is intended to allow the Mexico segment to focus on its core business. The planned sale of this disposal group does not represent a strategic shift and therefore does not qualify for presentation as a discontinued operation in the Consolidated Financial Statements. In addition, during 2023 and 2024, several parcels of land and buildings at campuses in Mexico and a parcel of land in the United States met the criteria for classification as held for sale under ASC 360-10-45-9. The assets and liabilities are recorded at the lower of their carrying values or their estimated fair values less costs to sell. As discussed below, the sale of the parcel of land in the United States was completed during the second quarter of 2024. The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are presented in the following table:

	June 30, 2024	December 31, 2023
Assets Held for Sale
Cash and cash equivalents	$492	$502
Receivables, net	465	376
Property and equipment, net	9,373	6,310
Operating lease right-of-use assets, net	8,467	9,094
Other assets	28	11
Total assets held for sale	$18,825	$16,293

Liabilities Held for Sale
Deferred revenue and student deposits	$877	$731
Operating leases, including current portion	8,576	9,214
Long-term debt, including current portion	796	859
Other liabilities	691	703
Total liabilities held for sale	$10,940	$11,507

The long-term debt balance represents a finance lease for property.

Sale of Land

During the second quarter of 2024, the Company completed the sale of a parcel of land in the United States that was classified as held for sale as of December 31, 2023. The Company received proceeds of approximately $3,100 from the sale and recognized a loss of approximately $24, which is included in Direct costs in the statements of operations.

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

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income from continuing operations before income taxes and equity in net loss of affiliates, adding back the following items: (Loss) gain on disposal of subsidiaries, net, Foreign currency exchange gain (loss), net, Other income (expense), net, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, and Share-based compensation expense.

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

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Income from continuing operations before income taxes and equity in net loss of affiliates, as reported in the Consolidated Statements of Operations:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Mexico	$218,582	$192,135	$432,663	$374,098
Peru	280,637	269,997	341,882	339,230
Corporate	26	(65)	72	(6)
Total Revenues	$499,245	$462,067	$774,617	$713,322
Adjusted EBITDA of reportable segments
Mexico	$48,204	$38,197	$108,120	$87,143
Peru	150,340	147,169	129,630	140,714
Total Adjusted EBITDA of reportable segments	198,544	185,366	237,750	227,857
Reconciling items:
Corporate	(11,622)	(9,965)	(20,240)	(18,981)
Depreciation and amortization expense	(17,440)	(17,317)	(35,490)	(34,038)
Loss on impairment of assets	—	(1,620)	—	(1,620)
Share-based compensation expense	(2,887)	(1,975)	(4,296)	(3,100)
Operating income	166,595	154,489	177,724	170,118
Interest income	2,004	1,951	3,915	4,109
Interest expense	(5,129)	(6,137)	(9,790)	(12,089)
Other income (expense), net	108	(129)	(440)	132
Foreign currency gain (loss), net	27,451	(32,357)	21,844	(61,309)
Gain (loss) on disposal of subsidiaries, net	—	1	(3,086)	307
Income from continuing operations before income taxes and equity in net loss of affiliates	$191,029	$117,818	$190,167	$101,268

	June 30, 2024	December 31, 2023
Assets
Mexico	$1,314,169	$1,396,605
Peru	574,737	559,428
Corporate	172,908	169,583
Total assets	$2,061,814	$2,125,616

Note 5. Goodwill

The change in the net carrying amount of Goodwill from December 31, 2023 through June 30, 2024 was composed of the following items:

	Mexico	Peru	Total
Balance at December 31, 2023	$588,431	$73,051	$661,482
Currency translation adjustments	(37,406)	(2,418)	(39,824)
Balance at June 30, 2024	$551,025	$70,633	$621,658

Note 6. Debt

Outstanding long-term debt was as follows:

	June 30, 2024	December 31, 2023
Senior long-term debt:
Senior Secured Credit Facility (stated maturity date September 18, 2028)	$134,000	$59,000
Other debt:
Lines of credit	13,528	10,864
Notes payable and other debt	30,705	40,009
Total senior and other debt	178,233	109,873
Finance lease obligations and sale-leaseback financings	54,320	57,568
Total long-term debt and finance leases	232,553	167,441
Less: total unamortized deferred financing costs	2,158	2,372
Less: current portion of long-term debt and finance leases	27,409	52,828
Long-term debt and finance leases, less current portion	$202,986	$112,241

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

As of June 30, 2024 and December 31, 2023, the Senior Secured Credit Facility had a total outstanding balance of $134,000 and $59,000, respectively.

Estimated Fair Value of Debt

As of June 30, 2024 and December 31, 2023, the estimated fair value of our debt approximated its carrying value.

Certain Covenants

As of June 30, 2024, our Amended Credit Agreement contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Amended Credit Agreement also provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, to exceed 3.00x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The agreement also provides that if less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of June 30, 2024, more than 25% of the revolving credit facility was utilized, and we were in compliance with the leverage ratio covenant. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of June 30, 2024.

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

Income Tax Contingencies

As of June 30, 2024 and December 31, 2023, Laureate had recorded cumulative liabilities for income tax contingencies of $138,930 and $140,492, respectively.

Non-Income Tax Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of June 30, 2024 and December 31, 2023, approximately $19,300 and $19,800, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets.

We have also identified certain loss contingencies that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies could be up to approximately $23,400 if the outcomes were unfavorable.

Guarantees

During the first quarter of 2021, one of our Peruvian institutions issued a bank guarantee in order to appeal a preliminary tax assessment received related to tax audits of 2014 and 2015. In addition, during the fourth quarter of 2023, the same institution issued a bank guarantee in order to appeal a tax assessment received related to the tax audit of 2009. As of June 30, 2024 and December 31, 2023, the total amount of the guarantees was approximately $12,300 and $12,700, respectively.

Note 8. Stockholders’ Equity

The components of net changes in stockholders’ equity for the six months ended June 30, 2024 are as follows:

	Laureate Education, Inc. Stockholders
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2023	157,586	$630	$1,179,721	$41,862	$(272,144)	$(2,329)	$947,740
Non-cash share-based compensation	—	—	1,409	—	—	—	1,409
Purchase and retirement of common stock	(2,607)	(10)	(19,512)	(13,700)	—	—	(33,222)
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	181	1	(774)	—	—	—	(773)
Equitable adjustments to stock-based awards	—	—	21	—	—	—	21
Net loss	—	—	—	(10,751)	—	(97)	(10,848)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	26,883	—	26,883
Balance at March 31, 2024	155,160	$621	$1,160,865	$17,411	$(245,261)	$(2,426)	$931,210
Non-cash share-based compensation	—	—	2,887	—	—	—	2,887
Purchase and retirement of common stock	(2,661)	(11)	(21,781)	(17,411)	—	—	(39,203)
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	47	—	91	—	—	—	91
Equitable adjustments to stock-based awards	—	—	19	—	—	—	19
Net income	—	—	—	128,130	—	221	128,351
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	(107,546)	—	(107,546)
Balance at June 30, 2024	152,546	$610	$1,142,081	$128,130	$(352,807)	$(2,205)	$915,809

Stock Repurchases

On March 5, 2024, the Company entered into a stock purchase agreement with each of ILM Investments Limited Partnership, Torreal Sociedad de Capital Riesgo S.A., Pedro del Corro García-Lomas, a member of Laureate’s Board of Directors, Ana Gómez Cuesta and José Diaz-Rato Revuelta (together, the Torreal Sellers), pursuant to which the Company purchased an aggregate of 2,607 shares of its common stock from the Torreal Sellers at a purchase price of $12.62 per share for an aggregate purchase price of $32,894.

On May 6, 2024, the Company entered into a stock purchase agreement with each of Snow Phipps Group, LLC, Snow Phipps Group, L.P., Snow Phipps Group (B), L.P., Snow Phipps Group (Offshore), L.P., Snow Phipps Group (RPV), L.P. and SPG Co-Investment, L.P. (together, the Snow Phipps Sellers), pursuant to which the Company purchased an aggregate of 2,115 shares of its common stock from the Snow Phipps Sellers at a purchase price of $14.64 per share for an aggregate purchase price of $30,958.

During June 2024, the Company repurchased 546 shares of its common stock on the open market at prevailing market prices pursuant to a Rule 10b5-1 stock repurchase plan, in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).

The above repurchases were pursuant to the Company’s existing $100,000 stock purchase program that was announced on February 22, 2024. Under this stock repurchase program, all shares repurchased are immediately retired. Upon retirement of repurchased stock, the excess of the purchase price plus excise tax over par value is allocated to additional paid-in capital, subject to certain limitations. Any remainder is allocated to retained earnings to the extent that positive retained earnings exist.

The components of net changes in stockholders’ equity for the six months ended June 30, 2023 are as follows:

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

Retirement of Treasury Stock

On May 24, 2023, the Company’s Board of Directors approved the retirement of all outstanding shares of treasury stock, which totaled 73,766 shares. The Company recorded the purchases of treasury stock at cost as a separate component within stockholders’ equity in the Consolidated Balance Sheets. Upon retirement of the treasury stock, the Company allocated the excess of the purchase price over par value to additional paid-in capital, subject to certain limitations.

Share-based Compensation Expense

During the six months ended June 30, 2024 and 2023, the Company recorded share-based compensation expense for restricted stock unit awards of $4,296 and $3,100, respectively.

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

	June 30, 2024			December 31, 2023
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation adjustment	$(362,717)	$962	$(361,755)	$(282,054)	$962	$(281,092)
Unrealized gain on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(506)	—	(506)	(506)	—	(506)
Accumulated other comprehensive loss	$(352,807)	$962	$(351,845)	$(272,144)	$962	$(271,182)

Note 9. Income Taxes

Laureate's income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the six months ended June 30, 2024 and 2023 are based on estimated full-year effective tax rates, adjusted for discrete income tax items related specifically to the interim periods. Laureate has operations in multiple countries at various statutory tax rates and other operations that are loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss.

For the six months ended June 30, 2024, the Company recognized income tax expense of $72,994, as compared to $67,663 in the prior year period.

Income tax expense for the six months ended June 30, 2024 and 2023 was attributable to pretax income, the jurisdictional mix of earnings, and pretax losses for which the Company cannot recognize a tax benefit. In addition, the Company benefited from changes in reserves for uncertain tax provisions in both periods.

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

The following tables summarize the computations of basic and diluted earnings (loss) per share:

For the three months ended June 30,	2024	2023
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Income from continuing operations	$127,957	$60,350
Income attributable to noncontrolling interests	(221)	(136)
Net income from continuing operations for basic and diluted earnings per share	$127,736	$60,214

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Net income (loss) from discontinued operations for basic and diluted earnings (loss) per share	$394	$(4,037)

Denominator used in basic and diluted earnings per common share:
Basic weighted average shares outstanding	153,847	157,185
Dilutive effect of stock options	219	217
Dilutive effect of restricted stock units	284	182
Diluted weighted average shares outstanding	154,350	157,584

Basic and diluted earnings (loss) per share:
Income from continuing operations	$0.83	$0.38
Loss from discontinued operations	—	(0.03)
Basic and diluted earnings per share	$0.83	$0.35

For the six months ended June 30,	2024	2023
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Income from continuing operations	$117,166	$33,602
(Income) loss attributable to noncontrolling interests	(124)	19
Net income from continuing operations for basic and diluted earnings per share	$117,042	$33,621

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Net income (loss) from discontinued operations for basic and diluted earnings (loss) per share	$337	$(4,051)

Denominator used in basic and diluted earnings (loss) per common share:
Basic weighted average shares outstanding	155,432	157,191
Dilutive effect of stock options	211	210
Dilutive effect of restricted stock units	307	195
Diluted weighted average shares outstanding	155,950	157,596

Basic and diluted earnings (loss) per share:
Income from continuing operations	$0.75	$0.21
Loss from discontinued operations	—	(0.03)
Basic and diluted earnings per share	$0.75	$0.18

The following table summarizes the number of restricted stock units that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Restricted stock units	125	107	63	101

Note 11. Related Party Transactions

Stock Repurchases

As discussed in Note 8, Stockholders’ Equity, on March 5, 2024, the Company entered into a stock purchase agreement with the Torreal Sellers pursuant to which the Company purchased an aggregate of 2,607 shares of its common stock from the Torreal Sellers at a purchase price of $12.62 per share for an aggregate purchase price of $32,894. Additionally, on May 6, 2024, the Company entered into a stock purchase agreement with the Snow Phipps Sellers pursuant to which the Company purchased an aggregate of 2,115 shares of its common stock from the Snow Phipps Sellers at a purchase price of $14.64 per share for an aggregate purchase price of $30,958. These repurchases, which were approved as related party transactions by the Audit and Risk Committee of the Company’s Board of Directors, were pursuant to the Company’s existing $100,000 share repurchase program that was announced on February 22, 2024.

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

Note 13. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the June 30, 2023 balance. The June 30, 2024 and June 30, 2023 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023	December 31, 2023
Cash and cash equivalents	$128,838	$111,650	$89,392
Restricted cash	7,641	8,853	7,505
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$136,479	$120,503	$96,897

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

Overview

Our Business

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. Collectively, we have approximately 444,200 students enrolled at five institutions in these two countries. We believe that the higher education markets in Mexico and Peru present an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in those markets. We believe that the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education, creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy. We have two reportable segments as described below. We group our institutions by geography in Mexico and Peru for reporting purposes.

Assets Held for Sale

As discussed in Note 3, Assets Held for Sale, of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the Company has undertaken a process to sell two of our subsidiaries in Mexico that operate K-12 educational programs. As such, these subsidiaries are classified as assets held for sale as of June 30, 2024. The planned sale of this disposal group does not represent a strategic shift and therefore does not qualify for presentation as a discontinued operation in the consolidated financial statements. In addition, during 2023 and 2024, several parcels of land and buildings at campuses in Mexico and a parcel of land in the United States met the criteria for classification as held for sale under ASC 360-10-45-9. The sale of the parcel of land in the United States was completed during the second quarter of 2024. The completion of the remaining sales is not expected to have a material effect on our financial results.

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

The following information for our reportable segments is presented as of June 30, 2024:

	Institutions	Enrollment	2024 YTD Revenues ($ in millions) (1)	% Contribution to 2024 YTD Revenues
Mexico	2	223,000	$432.7	56%
Peru	3	221,200	341.9	44%
Total (1)	5	444,200	$774.6	100%
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

Many countries have enacted legislation and adopted policies to implement the global minimum tax resulting from the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting project. Significant details and guidance around the global minimum tax provisions are still pending. For countries that have enacted the global minimum tax, such taxes generally became effective for the Company beginning in 2024. Income tax expense could be adversely affected as the legislation becomes effective in countries in which we do business. We will continue to monitor pending legislation and implementation by individual countries in which we operate, and we do not expect the global minimum tax provisions to have a material impact on our results of operations, financial position or cash flows in 2024.

Results of Operations

The following discussion of the results of our operations is organized as follows:

•Summary Comparison of Consolidated Results;
•Non-GAAP Financial Measure; and
•Segment Results.

Summary Comparison of Consolidated Results

Comparison of Consolidated Results for the Three Months Ended June 30, 2024 and 2023

			% Change
			Better/(Worse)
(in millions)	2024	2023	2024 vs. 2023
Revenues	$499.2	$462.1	8%
Direct costs	319.0	294.0	(9)%
General and administrative expenses	13.7	12.0	(14)%
Loss on impairment of assets	—	1.6	100%
Operating income	166.6	154.5	8%
Interest expense, net of interest income	(3.1)	(4.1)	24%
Other non-operating income (expense)	27.6	(32.5)	185%
Income from continuing operations before income taxes	191.0	117.8	62%
Income tax expense	(63.1)	(57.5)	(10)%
Income from continuing operations	128.0	60.4	112%
Income (loss) from discontinued operations, net of tax	0.4	(4.0)	110%
Net income	128.4	56.3	128%
Net income attributable to noncontrolling interests	(0.2)	(0.1)	100%
Net income attributable to Laureate Education, Inc.	$128.1	$56.2	128%

Comparison of Consolidated Results for the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

Revenues increased by $37.1 million to $499.2 million for the three months ended June 30, 2024 (the 2024 fiscal quarter) from $462.1 million for the three months ended June 30, 2023 (the 2023 fiscal quarter). This increase in revenues was attributable to: (1) higher average total organic enrollment at our institutions during the 2024 fiscal quarter, which increased revenues by $18.3 million compared to the 2023 fiscal quarter; (2) the effect of changes in tuition rates and enrollments in programs at varying price points (product mix), pricing and timing, which increased revenues by $14.1 million compared to the 2023 fiscal quarter; and (3) the effect of a net change in foreign currency exchange rates, which increased revenues by $4.6 million, mainly due to the strengthening of the Mexican peso against the USD compared to the 2023 fiscal quarter. Other Corporate changes accounted for an increase in revenues of $0.1 million.

Direct costs and general and administrative expenses combined increased by $26.7 million to $332.7 million for the 2024 fiscal quarter from $306.0 million for the 2023 fiscal quarter. This increase in direct costs was driven by the effect of operational changes, which increased costs by $21.0 million, primarily due to the result of higher enrollment at our institutions. In addition, the effect of a net change in foreign currency exchange rates increased costs by $4.0 million compared to the 2023 fiscal quarter. Other Corporate expenses accounted for an increase in costs of $1.7 million for the 2024 fiscal quarter compared to the 2023 fiscal quarter.

Operating income increased by $12.1 million to $166.6 million for the 2024 fiscal quarter from $154.5 million for the 2023 fiscal quarter. The increase in operating income was mainly driven by higher operating income at both our Mexico and Peru segments, partially offset by higher operating costs at Corporate compared to the 2023 fiscal quarter.

Other non-operating income (expense) changed by $60.1 million to income of $27.6 million for the 2024 fiscal quarter from expense of $(32.5) million for the 2023 fiscal quarter. This increase in other non-operating income was primarily attributable to a gain on foreign currency exchange for the 2024 fiscal quarter compared to a loss for the 2023 fiscal quarter for a change of $59.9 million, mainly related to intercompany loan arrangements. In addition, other income was higher by $0.2 million compared to the 2023 fiscal quarter.

Income tax expense increased by $5.6 million to $63.1 million for the 2024 fiscal quarter from $57.5 million for the 2023 fiscal quarter. This increase was attributable to a benefit recorded in the 2023 fiscal quarter related to the release of a valuation allowance, as well as changes in the jurisdictional mix of earnings.

Comparison of Consolidated Results for the Six Months Ended June 30, 2024 and 2023

			% Change
			Better/(Worse)
(in millions)	2024	2023	2024 vs. 2023
Revenues	$774.6	$713.3	9%
Direct costs	573.0	519.3	(10)%
General and administrative expenses	23.9	22.3	(7)%
Loss on impairment of assets	—	1.6	100%
Operating income	177.7	170.1	4%
Interest expense, net of interest income	(5.9)	(8.0)	26%
Other non-operating income (expense)	18.3	(60.9)	130%
Income from continuing operations before income taxes	190.2	101.3	88%
Income tax expense	(73.0)	(67.7)	(8)%
Income from continuing operations	117.2	33.6	nm
Income (loss) from discontinued operations, net of tax	0.3	(4.1)	107%
Net income	117.5	29.6	nm
Net income attributable to noncontrolling interests	(0.1)	—	nm
Net income attributable to Laureate Education, Inc.	$117.4	$29.6	nm
nm - percentage changes not meaningful

Comparison of Consolidated Results for the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

Revenues increased by $61.3 million to $774.6 million for the six months ended June 30, 2024 (the 2024 fiscal period) from $713.3 million for the six months ended June 30, 2023 (the 2023 fiscal period). This increase in revenues was attributable to: (1) higher average total organic enrollment at our institutions, which increased revenues by $34.0 million compared to the 2023 fiscal period; (2) the effect of a net change in foreign currency exchange rates, which increased revenues by $25.0 million, mostly driven by the strengthening of the Mexican peso against the USD compared to the 2023 fiscal period; and (3) the effect of changes in product mix, pricing and timing, which increased revenues by $2.2 million for the 2024 fiscal period. Other Corporate changes accounted for an increase in revenues of $0.1 million.

Direct costs and general and administrative expenses combined increased by $55.3 million to $596.9 million for the 2024 fiscal period from $541.6 million for the 2023 fiscal period. This increase in direct costs was driven by the effect of operational changes, which increased direct costs by $33.6 million compared to the 2023 fiscal period, primarily due to the result of higher enrollment at our institutions. Additionally, the effect of a net change in foreign currency exchange rates increased direct costs by $20.4 million, mostly driven by the strengthening of the Mexican peso against the USD compared to the 2023 fiscal period. Other Corporate expenses accounted for an increase in costs of $1.3 million for the 2024 fiscal period compared to the 2023 fiscal period.

Operating income increased by $7.6 million to $177.7 million for the 2024 fiscal period from $170.1 million for the 2023 fiscal period. This increase was as a result of higher operating income at our Mexico segment, partially offset by lower operating income at our Peru segment compared to the 2023 fiscal period, due in part to higher bad debt expense, as well as higher operating costs at Corporate.

Interest expense, net of interest income decreased by $2.1 million to $5.9 million for the 2024 fiscal period from $8.0 million for the 2023 fiscal period. The decrease in interest expense was primarily attributable to lower average debt balances compared to the 2023 fiscal period.

Other non-operating income (expense) changed by $79.2 million to income of $18.3 million for the 2024 fiscal period from expense of $(60.9) million for the 2023 fiscal period. This increase in other non-operating income was attributable to a gain on foreign currency exchange for the 2024 fiscal period compared to a loss for the 2023 fiscal period for a change of $83.1 million, mainly related to intercompany loan arrangements. This increase in other non-operating income was partially offset by a loss on disposal of subsidiaries for the 2024 fiscal period compared to a gain for the 2023 fiscal period, primarily attributable to the release of accumulated foreign currency translation balances upon the liquidation of certain subsidiaries, for a change of $3.4 million. Additionally, other expense was higher by $0.5 million compared to the 2023 fiscal period.

Income tax expense increased by $5.3 million to $73.0 million for the 2024 fiscal period from $67.7 million for the 2023 fiscal period. This increase was attributable to a benefit recorded in the 2023 fiscal period related to the release of a valuation allowance, as well as changes in the jurisdictional mix of earnings.

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

The following table presents Adjusted EBITDA and reconciles Net income to Adjusted EBITDA for the three months ended June 30, 2024 and 2023:

			% Change
			Better/(Worse)
(in millions)	2024	2023	2024 vs. 2023
Net income	$128.4	$56.3	128%
Plus:
(Income) loss from discontinued operations, net of tax	(0.4)	4.0	110%
Income from continuing operations	128.0	60.4	112%
Plus:
Income tax expense	63.1	57.5	(10)%
Income from continuing operations before income taxes	191.0	117.8	62%
Plus:
Foreign currency exchange (gain) loss, net	(27.5)	32.4	185%
Other (income) expense, net	(0.1)	0.1	200%
Interest expense	5.1	6.1	16%
Interest income	(2.0)	(2.0)	—%
Operating income	166.6	154.5	8%
Plus:
Depreciation and amortization	17.4	17.3	(1)%
EBITDA	184.0	171.8	7%
Plus:
Share-based compensation expense (a)	2.9	2.0	(45)%
Loss on impairment of assets (b)	—	1.6	100%
Adjusted EBITDA	$186.9	$175.4	7%
(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”
(b) Represents non-cash charges related to impairments of long-lived assets.

The following table presents Adjusted EBITDA and reconciles Net income to Adjusted EBITDA for the six months ended June 30, 2024 and 2023:

			% Change
			Better/(Worse)
(in millions)	2024	2023	2024 vs. 2023
Net income	$117.5	$29.6	nm
Plus:
(Income) loss from discontinued operations, net of tax	(0.3)	4.1	107%
Income from continuing operations	117.2	33.6	nm
Plus:
Income tax expense	73.0	67.7	(8)%
Income from continuing operations before income taxes	190.2	101.3	88%
Plus:
Loss (gain) on disposal of subsidiaries, net	3.1	(0.3)	nm
Foreign currency exchange (gain) loss, net	(21.8)	61.3	136%
Other expense (income), net	0.4	(0.1)	nm
Interest expense	9.8	12.1	19%
Interest income	(3.9)	(4.1)	(5)%
Operating income	177.7	170.1	4%
Plus:
Depreciation and amortization	35.5	34.0	(4)%
EBITDA	213.2	204.1	4%
Plus:
Share-based compensation expense (a)	4.3	3.1	(39)%
Loss on impairment of assets (b)	—	1.6	100%
Adjusted EBITDA	$217.5	$208.9	4%
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

The following tables, derived from our consolidated financial statements included elsewhere in this Form 10-Q, present selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended June 30,	2024	2023	2024 vs. 2023
Revenues:
Mexico	$218.6	$192.1	14%
Peru	280.6	270.0	4%
Corporate	—	(0.1)	100%
Consolidated Total Revenues	$499.2	$462.1	8%

Adjusted EBITDA:
Mexico	$48.2	$38.2	26%
Peru	150.3	147.2	2%
Corporate	(11.6)	(10.0)	(16)%
Consolidated Total Adjusted EBITDA	$186.9	$175.4	7%

(in millions)			% Change
			Better/(Worse)
For the six months ended June 30,	2024	2023	2024 vs. 2023
Revenues:
Mexico	$432.7	$374.1	16%
Peru	341.9	339.2	1%
Corporate	0.1	—	nm
Consolidated Total Revenues	$774.6	$713.3	9%

Adjusted EBITDA:
Mexico	$108.1	$87.1	24%
Peru	129.6	140.7	(8)%
Corporate	(20.2)	(19.0)	(6)%
Consolidated Total Adjusted EBITDA	$217.5	$208.9	4%
nm - percentage changes not meaningful

Mexico

Financial Overview

Comparison of Mexico Results for the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2023	$192.1	$153.9	$38.2
Organic enrollment (1)	15.8
Product mix, pricing and timing (1)	3.9
Organic constant currency	19.7	11.7	8.0
Foreign exchange	6.8	4.8	2.0
June 30, 2024	$218.6	$170.4	$48.2
(1) ) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $26.5 million, a 14% increase from the 2023 fiscal quarter.
•Organic enrollment increased during the fiscal quarter by 9%, increasing revenues by $15.8 million.
•Revenues from our Mexico segment represented 44% of our consolidated total revenues for the 2024 fiscal quarter, compared to 42% for the 2023 fiscal quarter.

Adjusted EBITDA increased by $10.0 million, a 26% increase from the 2023 fiscal quarter.

Comparison of Mexico Results for the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2023	$374.1	$287.0	$87.1
Organic enrollment (1)	29.5
Product mix, pricing and timing (1)	3.0
Organic constant currency	32.5	18.9	13.6
Foreign exchange	26.1	18.7	7.4
June 30, 2024	$432.7	$324.6	$108.1
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $58.6 million, a 16% increase from the 2023 fiscal period.
•Organic enrollment increased during the 2024 fiscal period by 9%, increasing revenues by $29.5 million.
•Revenue for the 2024 fiscal period was unfavorably affected by the timing of the academic calendar as compared to the 2023 fiscal period.

•Revenues from our Mexico segment represented 56% of our consolidated total revenues for the 2024 fiscal period, compared to 52% for the 2023 fiscal period.

Adjusted EBITDA increased by $21.0 million, a 24% increase from the 2023 fiscal period.

Peru

Financial Overview

Comparison of Peru Results for the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2023	$270.0	$122.8	$147.2
Organic enrollment (1)	2.5
Product mix, pricing and timing (1)	10.3
Organic constant currency	12.8	8.6	4.2
Foreign exchange	(2.2)	(1.1)	(1.1)
June 30, 2024	$280.6	$130.3	$150.3
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $10.6 million, a 4% increase from the 2023 fiscal quarter.
•Organic enrollment increased during the 2024 fiscal quarter by 1%, increasing revenues by $2.5 million.
•Revenues from our Peru segment represented 56% of our consolidated total revenues for the 2024 fiscal quarter, compared to 58% for the 2023 fiscal quarter.

Adjusted EBITDA increased by $3.1 million, a 2% increase from the 2023 fiscal quarter.

Comparison of Peru Results for the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2023	$339.2	$198.5	$140.7
Organic enrollment (1)	4.5
Product mix, pricing and timing (1)	(0.7)
Organic constant currency	3.8	13.5	(9.7)
Foreign exchange	(1.1)	0.3	(1.4)
June 30, 2024	$341.9	$212.3	$129.6
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $2.7 million, a 1% increase from the 2023 fiscal period.
•Organic enrollment increased during the 2024 fiscal period by 2%, increasing revenues by $4.5 million.
•Revenue for the 2024 fiscal period was unfavorably affected by the timing of the academic calendar as compared to the 2023 fiscal period.
•Revenues from our Peru segment represented 44% of our consolidated total revenues for the 2024 fiscal period compared to 48% for the 2023 fiscal period.

Adjusted EBITDA decreased by $11.1 million, an 8% decrease from the 2023 fiscal period, primarily due to higher bad debt expense.

Corporate

Corporate revenues primarily represent miscellaneous other revenues, net of the elimination of intersegment revenues.

Comparison of Corporate Results for the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

			% Change
			Better/(Worse)
(in millions)	2024	2023	2024 vs. 2023
Revenues	$—	$(0.1)	100%
Expenses	11.6	9.9	(17)%
Adjusted EBITDA	$(11.6)	$(10.0)	(16)%

Adjusted EBITDA decreased by $1.6 million, a 16% decrease from the 2023 fiscal quarter, mainly driven by an increase in labor costs and other professional fees.

Comparison of Corporate Results for the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

			% Change
			Better/(Worse)
(in millions)	2024	2023	2024 vs. 2023
Revenues	$0.1	$—	nm
Expenses	20.3	19.0	(7)%
Adjusted EBITDA	$(20.2)	$(19.0)	(6)%

Adjusted EBITDA decreased by $1.2 million, a 6% decrease from the 2023 fiscal period, mainly driven by an increase in labor costs and other professional fees.

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

As of June 30, 2024, our secondary source of liquidity was cash and cash equivalents of $128.8 million. Our cash accounts are maintained with high-quality financial institutions.

The Company also maintains a revolving credit facility under its credit agreement (the Amended Credit Agreement) that provides for $145.0 million of revolving credit loans maturing October 2024 (the Series 2024 Tranche) and $155.0 million of revolving credit loans maturing September 2028 (the Series 2028 Tranche) for a $300.0 million aggregate revolving credit facility (the Revolving Credit Facility). The credit available to be borrowed under the Amended Credit Agreement, whether as revolving loans or term loans, if any, are referred to herein collectively as the “Senior Secured Credit Facility.” In accordance with the terms of the credit agreement, any proceeds drawn on the Revolving Credit Facility may be used for general corporate purposes. As of June 30, 2024, the Company had borrowed $134.0 million of the $300.0 million of available capacity.

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

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $7.6 million as of June 30, 2024 and $7.5 million as of December 31, 2023. Restricted cash consisted of cash equivalents held as assets for a supplemental employment retention agreement for a former executive.

Indefinite Reinvestment of Historical Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As of June 30, 2024, $109.8 million of our total $128.8 million of cash and cash equivalents were held by foreign subsidiaries. As of December 31, 2023, $82.7 million of our total $89.4 million of cash and cash equivalents were held by foreign subsidiaries. As part of our business strategies, we have determined that the undistributed historical earnings of our foreign operations for which we have not already recorded taxes will be deemed indefinitely reinvested outside of the United States.

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

Debt

As of June 30, 2024, our debt obligations consisted of $134.0 million of borrowings under the Senior Secured Credit Facility and $44.2 million of other debt. Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries and notes payable. In addition, our finance lease obligations and sale-leaseback financings were $54.3 million.

Loan modification

In December 2017, one of our subsidiaries in Mexico entered into an agreement with a bank for a loan of MXN 1,700.0 million (approximately $89.0 million at the time of the loan). The loan was scheduled to mature in June 2024. During the second quarter of 2024, our Mexico subsidiary entered into a loan modification agreement with the bank, which extended the maturity of the loan to June 2029. The loan carries a variable interest rate, plus an applicable margin, which is established based on the ratio of debt to EBITDA, as defined in the agreement (12.74% as of June 30, 2024). Under the loan modification agreement, quarterly principal repayments will resume in December 2024, beginning at MXN 4.3 million ($0.2 million at June 30, 2024) and increasing to MXN 23.4 million ($1.3 million at June 30, 2024), with a balloon payment of MXN 170.0 million ($9.4 million at June 30, 2024) due at maturity. As of June 30, 2024 and December 31, 2023, the outstanding balance of this loan was $23.5 million and $29.5 million, respectively.

Covenants

Under the Amended Credit Agreement, we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant that applies only to the revolving credit facility (a leverage ratio covenant), as defined in the Amended Credit Agreement, unless certain conditions are satisfied. The maximum ratio, as defined, is 3.00x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The agreement also provides that if less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of June 30, 2024, more than 25% of the revolving credit facility was utilized and we were in compliance with the leverage ratio covenant. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with those covenants as of June 30, 2024.

Leases

We conduct a significant portion of our operations from leased facilities, including many of our higher education facilities and other office locations. As of June 30, 2024 and December 31, 2023, the present value of operating lease liabilities was $372.4 million and $417.6 million, respectively.

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

Our total capital expenditures, excluding receipts from the sale of subsidiaries and property and equipment, were $26.6 million and $14.9 million during the six months ended June 30, 2024 and 2023, respectively. The increase in capital expenditures was primarily due to the purchase of a parcel of land for a new campus. Additionally, capital expenditures in Mexico were higher due to campus consolidation costs related to the implementation of a real estate optimization plan.

Share Repurchase Program

On February 22, 2024, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $100 million of the Company’s common stock. The Company’s repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Exchange Act. Repurchases may also be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s Board of Directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. As of June 30, 2024, the approximate dollar value of shares yet to be purchased under this stock repurchase program was $28.3 million. The Company intends to finance the remaining repurchases with free cash flow, excess cash and liquidity and liquidity on-hand, including available capacity under its Revolving Credit Facility, or a combination thereof.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2024 and 2023:

(in millions)	2024	2023
Cash provided by (used in):
Operating activities	$73.4	$78.8
Investing activities	(22.6)	(14.5)
Financing activities	(8.3)	(45.7)
Effects of exchange rates changes on cash	(3.0)	8.7
Change in cash included in current assets held for sale	—	(0.6)
Net change in cash and cash equivalents and restricted cash	$39.6	$26.7

Comparison of Cash Flows for the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

Operating Activities
Cash provided by operating activities decreased by $5.4 million to $73.4 million for the 2024 fiscal period from $78.8 million for the 2023 fiscal period. This decrease in operating cash flows was attributable to higher cash paid for taxes of $13.0 million, from $78.8 million for the 2023 fiscal period to $91.8 million for the 2024 fiscal period, primarily related to taxes paid during the 2024 fiscal period as a result of the distribution of certain intercompany loans. This decrease in operating cash flows was partially offset by the net effect of changes in operating assets and liabilities combined with higher operating income, which increased operating cash by $4.4 million compared to the 2023 fiscal period. Additionally, cash paid for interest decreased by $3.2 million from $11.4 million for the 2023 fiscal period to $8.2 million for the 2024 fiscal period, mostly due to lower average debt balances.

Investing Activities

Cash used in investing activities increased by $8.1 million to $(22.6) million for the 2024 fiscal period from $(14.5) million for the 2023 fiscal period. This increase in cash used in investing activities was primarily attributable to higher capital expenditures of $11.8 million during the 2024 fiscal period compared to the 2023 fiscal period, mainly driven by the purchase of a parcel of land for a new campus. This increase in investing cash outflows was partially offset by higher cash proceeds from the sale of property and equipment of $3.1 million, mainly related to the sale of a parcel of land in the United States during the second quarter of 2024. In addition, the year-over-year change in cash flows related to run out activity from previously sold discontinued operations increased investing cash flows by $0.5 million. Other items accounted for the remaining difference of $0.1 million.

Financing Activities

Cash used in financing activities decreased by $37.4 million to $(8.3) million for the 2024 fiscal period from $(45.7) million for the 2023 fiscal period. This decrease in financing cash outflows was primarily attributable to higher net proceeds of long-term debt during the 2024 fiscal period of $110.7 million, partially offset by higher payments for common stock repurchases of $71.4 million compared to the 2023 fiscal period. Other items accounted for the remaining difference of $1.9 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2023 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2023 Form 10-K. During the six months ended June 30, 2024, there were no significant changes to our critical accounting policies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (amounts in the table below shown in thousands, except per share amounts)

The following table provides a summary of the Company’s purchases of its common stock during the three months ended June 30, 2024 pursuant to the Company’s authorized share repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares yet to be purchased under the plans or programs (1)
4/1/24 - 4/30/24	—	$—	—	$67,106
5/1/24 - 5/31/24	2,115	14.64	2,115	36,148
6/1/24 - 6/30/24	546	14.43	546	28,270
Total	2,661	$14.59	2,661	$28,270
(1) On February 22, 2024, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to $100,000 of the Company’s common stock. See further description of the stock repurchase program in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 5. Other Information

During the three months ended June 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1
Stock Purchase Agreement, dated May 6, 2024, between Laureate Education Inc. and each of each of Snow Phipps Group, LLC, Snow Phipps Group, L.P., Snow Phipps Group (B), L.P., Snow Phipps Group (Offshore), L.P., Snow Phipps Group (RPV), L.P. and SPG Co-Investment, L.P.

10.2†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Special 2024 Restricted Stock Units Notice and Agreement for Certain Executives
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ RICHARD M. BUSKIRK
Richard M. Buskirk
Senior Vice President and Chief Financial Officer
Date: August 1, 2024

/s/ GERARD M. KNAUER
Gerard M. Knauer
Vice President, Accounting and Global Controller
Date: August 1, 2024