Form 10-Q
period 2024-09-30
LAUREATE EDUCATION, INC.
filed 2024-10-31
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2024
Common stock, par value $0.004 per share	150,684,931 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended September 30,	2024	2023
	(Unaudited)	(Unaudited)
Revenues	$368,631	$361,533
Costs and expenses:
Direct costs	285,956	291,052
General and administrative expenses	10,635	11,772
Operating income	72,040	58,709
Interest income	2,356	2,830
Interest expense	(4,979)	(5,169)
Other income, net	923	66
Foreign currency exchange gain, net	14,523	9,755
Gain on disposal of subsidiaries, net	—	3,260
Income from continuing operations before income taxes	84,863	69,451
Income tax benefit (expense)	468	(33,716)
Income from continuing operations	85,331	35,735
(Loss) income from discontinued operations, net of tax of $0 for both periods	(4)	246
Net income	85,327	35,981
Net loss attributable to noncontrolling interests	136	177
Net income attributable to Laureate Education, Inc.	$85,463	$36,158

Basic and diluted earnings (loss) per share:
Income from continuing operations	$0.56	$0.23
(Loss) income from discontinued operations	—	—
Basic and diluted earnings per share	$0.56	$0.23
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the nine months ended September 30,	2024	2023
	(Unaudited)	(Unaudited)
Revenues	$1,143,248	$1,074,855
Costs and expenses:
Direct costs	858,931	810,362
General and administrative expenses	34,553	34,046
Loss on impairment of assets	—	1,620
Operating income	249,764	228,827
Interest income	6,271	6,939
Interest expense	(14,769)	(17,258)
Other income, net	483	198
Foreign currency exchange gain (loss), net	36,367	(51,554)
(Loss) gain on disposal of subsidiaries, net	(3,086)	3,567
Income from continuing operations before income taxes and equity in net loss of affiliates	275,030	170,719
Income tax expense	(72,526)	(101,379)
Equity in net loss of affiliates, net of tax	(7)	(3)
Income from continuing operations	202,497	69,337
Income (loss) from discontinued operations, net of tax of $0 for both periods	333	(3,805)
Net income	202,830	65,532
Net loss attributable to noncontrolling interests	12	196
Net income attributable to Laureate Education, Inc.	$202,842	$65,728

Basic and diluted earnings (loss) per share:
Income from continuing operations	$1.31	$0.44
Income (loss) from discontinued operations	—	(0.02)
Basic and diluted earnings per share	$1.31	$0.42
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended September 30,	2024	2023
	(Unaudited)	(Unaudited)
Net income	$85,327	$35,981
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	(80,091)	(46,371)
Total other comprehensive loss	(80,091)	(46,371)
Comprehensive income (loss)	5,236	(10,390)
Net comprehensive loss attributable to noncontrolling interests	136	175
Comprehensive income (loss) attributable to Laureate Education, Inc.	$5,372	$(10,215)
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the nine months ended September 30,	2024	2023
	(Unaudited)	(Unaudited)
Net income	$202,830	$65,532
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	(160,754)	118,341
Total other comprehensive (loss) income	(160,754)	118,341
Comprehensive income	42,076	183,873
Net comprehensive loss attributable to noncontrolling interests	12	280
Comprehensive income attributable to Laureate Education, Inc.	$42,088	$184,153
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	September 30, 2024	December 31, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$134,409	$89,392
Restricted cash	6,306	7,505
Receivables:
Accounts and notes receivable	178,097	173,571
Other receivables	4,180	3,509
Allowance for doubtful accounts	(91,046)	(84,967)
Receivables, net	91,231	92,113
Income tax receivable	3,215	15,224
Prepaid expenses and other current assets	25,308	19,284
Current assets held for sale	566	889
Total current assets	261,035	224,407
Property and equipment:
Land	127,427	129,229
Buildings	348,872	377,954
Furniture, equipment and software	508,376	556,134
Leasehold improvements	126,663	137,171
Construction in-progress	19,384	22,673
Accumulated depreciation and amortization	(622,254)	(660,935)
Property and equipment, net	508,468	562,226
Operating lease right-of-use assets, net	302,272	371,611
Goodwill	578,721	661,482
Tradenames, net	150,942	169,183
Deferred costs, net	4,813	4,981
Deferred income taxes	63,256	71,426
Other assets	41,619	44,896
Long-term assets held for sale	16,033	15,404
Total assets	$1,927,159	$2,125,616
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	September 30, 2024	December 31, 2023
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$44,198	$43,239
Accrued expenses	68,068	69,464
Accrued compensation and benefits	91,921	96,652
Deferred revenue and student deposits	86,843	69,351
Current portion of operating leases	51,148	57,514
Current portion of long-term debt and finance leases	22,955	52,828
Income taxes payable	12,129	40,204
Other current liabilities	33,509	22,714
Current liabilities held for sale	1,172	1,248
Total current liabilities	411,943	453,214
Long-term operating leases, less current portion	296,120	360,120
Long-term debt and finance leases, less current portion	129,839	112,241
Deferred compensation	8,385	9,511
Income taxes payable	132,267	140,492
Deferred income taxes	11,959	56,490
Other long-term liabilities	31,144	34,151
Long-term liabilities held for sale	8,779	10,259
Total liabilities	1,030,436	1,176,478
Redeemable equity	1,398	1,398
Stockholders' equity:
Common stock, par value $0.004 per share – 700,000 shares authorized, 150,685 shares issued and outstanding as of September 30, 2024 and 157,586 shares issued and outstanding as of December 31, 2023	603	630
Additional paid-in capital	1,130,749	1,179,721
Retained earnings	199,212	41,862
Accumulated other comprehensive loss	(432,898)	(272,144)
Total Laureate Education, Inc. stockholders' equity	897,666	950,069
Noncontrolling interests	(2,341)	(2,329)
Total stockholders' equity	895,325	947,740
Total liabilities and stockholders' equity	$1,927,159	$2,125,616
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the nine months ended September 30,	2024	2023
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net income	$202,830	$65,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,099	51,956
Amortization of operating lease right-of-use assets	28,749	24,117
Loss on impairment of assets	—	1,620
Loss on lease terminations and disposals of subsidiaries and property and equipment, net	6,515	5,279
Non-cash interest expense	1,086	1,149
Non-cash share-based compensation expense	7,077	4,894
Bad debt expense	37,223	29,535
Deferred income taxes	(39,871)	(9,537)
Unrealized foreign currency exchange (gain) loss	(38,625)	51,100
Other, net	(5,875)	(5,751)
Changes in operating assets and liabilities:
Receivables	(40,078)	(41,021)
Prepaid expenses and other assets	(15,361)	(5,651)
Accounts payable and accrued expenses	9,845	1,040
Income tax receivable/payable, net	(21,418)	(6,708)
Deferred revenue and other liabilities	7,846	19,865
Net cash provided by operating activities	192,042	187,419
Cash flows from investing activities
Purchase of property and equipment	(34,554)	(26,740)
Receipts from sales of property and equipment	3,291	253
Net receipts from sales of discontinued operations	771	250
Net cash used in investing activities	(30,492)	(26,237)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	135,140	48,122
Payments on long-term debt	(143,556)	(167,189)
Payment of dividend equivalent rights for vested share-based awards	(1,714)	(2,318)
Payments to purchase noncontrolling interests	—	(123)
Proceeds from exercise of stock options	204	3,196
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(1,696)	(616)
Payments to repurchase common stock	(100,041)	—
Payments of debt issuance costs	(79)	(1,285)
Net cash used in financing activities	(111,742)	(120,213)
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	(6,219)	4,005
Change in cash included in current assets held for sale	229	(309)
Net change in Cash and cash equivalents and Restricted cash	43,818	44,665
Cash and cash equivalents and Restricted cash at beginning of period	96,897	93,784
Cash and cash equivalents and Restricted cash at end of period	$140,715	$138,449
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

We assess collectability on a portfolio basis prior to recording revenue. If a student withdraws from an institution, Laureate's obligation to issue a refund depends on the refund policy at that institution and the timing of the student's withdrawal. Generally, our refund obligations are reduced over the course of the academic term. We record refunds as a reduction of deferred revenue, as applicable.

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the three months ended September 30, 2024 and 2023:

	Mexico	Peru	Corporate(1)	Total
2024
Tuition and educational services	$242,049	$184,121	$—	$426,170	116%
Other	35,284	19,957	44	55,285	15%
Gross revenue	277,333	204,078	44	481,455	131%
Less: Discounts / waivers / scholarships	(94,816)	(18,008)	—	(112,824)	(31)%
Total	$182,517	$186,070	$44	$368,631	100%
2023
Tuition and educational services	$240,329	$170,337	$—	$410,666	114%
Other	36,972	20,293	(32)	57,233	15%
Gross revenue	277,301	190,630	(32)	467,899	129%
Less: Discounts / waivers / scholarships	(91,913)	(14,453)	—	(106,366)	(29)%
Total	$185,388	$176,177	$(32)	$361,533	100%
(1) Includes the elimination of inter-segment revenues.

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the nine months ended September 30, 2024 and 2023:

	Mexico	Peru	Corporate(1)	Total
2024
Tuition and educational services	$803,788	$530,013	$—	$1,333,801	117%
Other	116,016	51,702	116	167,834	14%
Gross revenue	919,804	581,715	116	1,501,635	131%
Less: Discounts / waivers / scholarships	(304,624)	(53,763)	—	(358,387)	(31)%
Total	$615,180	$527,952	$116	$1,143,248	100%
2023
Tuition and educational services	$716,575	$509,940	$—	$1,226,515	114%
Other	99,355	47,679	(38)	146,996	14%
Gross revenue	815,930	557,619	(38)	1,373,511	128%
Less: Discounts / waivers / scholarships	(256,443)	(42,213)	—	(298,656)	(28)%
Total	$559,487	$515,406	$(38)	$1,074,855	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $178,097 and $173,571 as of September 30, 2024 and December 31, 2023, respectively. The increase in the contract assets balance at September 30, 2024 compared to December 31, 2023 was primarily driven by enrollment cycles. The first and third calendar quarters generally coincide with the primary and secondary intakes for our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $86,843 and $69,351 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively. The increase in the contract liability balance during the period ended September 30, 2024 was the result of semester billings and cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during the period. Revenue recognized during the nine months ended September 30, 2024 that was included in the contract liability balance at the beginning of the year was approximately $57,090.

Note 3. Assets Held for Sale

During 2023, two of the Company’s subsidiaries that operate K-12 educational programs in Mexico met the criteria for classification as held for sale under ASC 360-10-45-9, “Long-Lived Assets Classified as Held for Sale.” The sale of the K-12 campuses is intended to allow the Mexico segment to focus on its core business. The planned sale of this disposal group does not represent a strategic shift and therefore does not qualify for presentation as a discontinued operation in the Consolidated Financial Statements. In addition, during 2023 and 2024, several parcels of land and buildings at campuses in Mexico and a parcel of land in the United States met the criteria for classification as held for sale under ASC 360-10-45-9. The assets and liabilities are recorded at the lower of their carrying values or their estimated fair values less costs to sell. As discussed below, the sales of certain real estate in the United States and Mexico were completed during 2024. The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are presented in the following table:

	September 30, 2024	December 31, 2023
Assets Held for Sale
Cash and cash equivalents	$274	$502
Receivables, net	279	376
Property and equipment, net	8,250	6,310
Operating lease right-of-use assets, net	7,783	9,094
Other assets	13	11
Total assets held for sale	$16,599	$16,293

Liabilities Held for Sale
Deferred revenue and student deposits	$742	$731
Operating leases, including current portion	7,882	9,214
Long-term debt, including current portion	732	859
Other liabilities	595	703
Total liabilities held for sale	$9,951	$11,507

The long-term debt balance represents a finance lease for property.

Property Sales

During the second quarter of 2024, the Company completed the sale of a parcel of land in the United States that was classified as held for sale as of December 31, 2023. The Company received proceeds of approximately $3,100 from the sale and recognized a loss of approximately $24, which is included in Direct costs in the Consolidated Statement of Operations for the nine months ended September 30, 2024.

During the third quarter of 2024, the Company completed the sale of real estate in Mexico that was classified as held for sale as of December 31, 2023. In connection with this transaction, the Company also terminated two lease agreements in Mexico, resulting in a net loss of approximately $4,500 that is included in Direct costs in the Consolidated Statements of Operations.

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

We evaluate segment performance based on Adjusted EBITDA, which is a non-GAAP performance measure defined as Income from continuing operations before income taxes and equity in net loss of affiliates, adding back the following items: (Loss) gain on disposal of subsidiaries, net, Foreign currency exchange gain (loss), net, Other income, net, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, and Share-based compensation expense.

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

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Income from continuing operations before income taxes and equity in net loss of affiliates, as reported in the Consolidated Statements of Operations:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Mexico	$182,517	$185,388	$615,180	$559,487
Peru	186,070	176,177	527,952	515,406
Corporate	44	(32)	116	(38)
Total Revenues	$368,631	$361,533	$1,143,248	$1,074,855
Adjusted EBITDA of reportable segments
Mexico	$19,978	$21,925	$128,098	$109,068
Peru	79,788	66,349	209,418	207,062
Total Adjusted EBITDA of reportable segments	99,766	88,274	337,516	316,130
Reconciling items:
Corporate	(8,336)	(9,853)	(28,576)	(28,833)
Depreciation and amortization expense	(16,609)	(17,918)	(52,099)	(51,956)
Loss on impairment of assets	—	—	—	(1,620)
Share-based compensation expense	(2,781)	(1,794)	(7,077)	(4,894)
Operating income	72,040	58,709	249,764	228,827
Interest income	2,356	2,830	6,271	6,939
Interest expense	(4,979)	(5,169)	(14,769)	(17,258)
Other income, net	923	66	483	198
Foreign currency gain (loss), net	14,523	9,755	36,367	(51,554)
Gain (loss) on disposal of subsidiaries, net	—	3,260	(3,086)	3,567
Income from continuing operations before income taxes and equity in net loss of affiliates	$84,863	$69,451	$275,030	$170,719

	September 30, 2024	December 31, 2023
Assets
Mexico	$1,174,863	$1,396,605
Peru	584,324	559,428
Corporate	167,972	169,583
Total assets	$1,927,159	$2,125,616

Note 5. Goodwill

The change in the net carrying amount of Goodwill from December 31, 2023 through September 30, 2024 was composed of the following items:

	Mexico	Peru	Total
Balance at December 31, 2023	$588,431	$73,051	$661,482
Currency translation adjustments	(81,233)	(1,528)	(82,761)
Balance at September 30, 2024	$507,198	$71,523	$578,721

Note 6. Debt

Outstanding long-term debt was as follows:

	September 30, 2024	December 31, 2023
Senior long-term debt:
Senior Secured Credit Facility (stated maturity date September 18, 2028)	$66,000	$59,000
Other debt:
Lines of credit	9,707	10,864
Notes payable and other debt	28,250	40,009
Total senior and other debt	103,957	109,873
Finance lease obligations and sale-leaseback financings	50,855	57,568
Total long-term debt and finance leases	154,812	167,441
Less: total unamortized deferred financing costs	2,018	2,372
Less: current portion of long-term debt and finance leases	22,955	52,828
Long-term debt and finance leases, less current portion	$129,839	$112,241

Senior Secured Credit Facility

As of September 30, 2024, the Company maintained a revolving credit facility under its credit agreement (the Amended Credit Agreement) that provided for $145,000 of revolving credit loans, which matured on October 7, 2024 (the Series 2024 Tranche) and $155,000 of revolving credit loans maturing September 2028 (the Series 2028 Tranche) for a $300,000 aggregate revolving credit facility (the Revolving Credit Facility). Accordingly, effective October 7, 2024, the borrowing capacity of the Revolving Credit Facility is $155,000. The credit available to be borrowed under the Amended Credit Agreement, whether as revolving loans or term loans, if any, are referred to herein collectively as the “Senior Secured Credit Facility.”

As of September 30, 2024 and December 31, 2023, the Senior Secured Credit Facility had a total outstanding balance of $66,000 and $59,000, respectively.

Estimated Fair Value of Debt

As of September 30, 2024 and December 31, 2023, the estimated fair value of our debt approximated its carrying value.

Certain Covenants

As of September 30, 2024, our Amended Credit Agreement contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Amended Credit Agreement also provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, to exceed 3.00x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The agreement also provides that if less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of September 30, 2024, these conditions were satisfied and, therefore, we were not subject to the leverage ratio covenant. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of September 30, 2024.

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

Income Tax Contingencies

As of September 30, 2024 and December 31, 2023, Laureate had recorded cumulative liabilities for income tax contingencies of $132,267 and $140,492, respectively.

Non-Income Tax Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of September 30, 2024 and December 31, 2023, approximately $18,500 and $19,800, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets.

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

Guarantees

During the first quarter of 2021, one of our Peruvian institutions issued a bank guarantee in order to appeal a preliminary tax assessment received related to tax audits of 2014 and 2015. In addition, during the fourth quarter of 2023, the same institution issued a bank guarantee in order to appeal a tax assessment received related to the tax audit of 2009. During the third quarter of 2024, the Peruvian institution paid the tax assessment related to the 2009 tax audit, and therefore the related bank guarantee was released. As of September 30, 2024 and December 31, 2023, the total amount of the guarantees was approximately $7,300 and $12,700, respectively.

Note 8. Stockholders’ Equity

The components of net changes in stockholders’ equity for the nine months ended September 30, 2024 are as follows:

	Laureate Education, Inc. Stockholders
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2023	157,586	$630	$1,179,721	$41,862	$(272,144)	$(2,329)	$947,740
Non-cash share-based compensation	—	—	1,409	—	—	—	1,409
Purchase and retirement of common stock	(2,607)	(10)	(19,512)	(13,700)	—	—	(33,222)
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	181	1	(774)	—	—	—	(773)
Equitable adjustments to stock-based awards	—	—	21	—	—	—	21
Net loss	—	—	—	(10,751)	—	(97)	(10,848)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	26,883	—	26,883
Balance at March 31, 2024	155,160	$621	$1,160,865	$17,411	$(245,261)	$(2,426)	$931,210
Non-cash share-based compensation	—	—	2,887	—	—	—	2,887
Purchase and retirement of common stock	(2,661)	(11)	(21,781)	(17,411)	—	—	(39,203)
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	47	—	91	—	—	—	91
Equitable adjustments to stock-based awards	—	—	19	—	—	—	19
Net income	—	—	—	128,130	—	221	128,351
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	(107,546)	—	(107,546)
Balance at June 30, 2024	152,546	$610	$1,142,081	$128,130	$(352,807)	$(2,205)	$915,809
Non-cash share-based compensation	—	—	2,781	—	—	—	2,781
Purchase and retirement of common stock	(1,895)	(7)	(14,190)	(14,381)	—	—	(28,578)
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	34	—	80	—	—	—	80
Equitable adjustments to stock-based awards	—	—	(3)	—	—	—	(3)
Net income (loss)	—	—	—	85,463	—	(136)	85,327
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	(80,091)	—	(80,091)
Balance at September 30, 2024	150,685	$603	$1,130,749	$199,212	$(432,898)	$(2,341)	$895,325

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

During the three months ended June 30, 2024 and the three months ended September 30, 2024, the Company repurchased 546 shares and 1,895 shares, respectively, of its common stock on the open market at prevailing market prices pursuant to a Rule 10b5-1 stock repurchase plan, in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), for total open market repurchases during the nine months ended September 30, 2024 of approximately $36,148.

The above repurchases were pursuant to the Company’s existing $100,000 stock purchase program that was announced on February 22, 2024 and completed in September 2024. Under this stock repurchase program, all shares repurchased are immediately retired. Upon retirement of repurchased stock, the excess of the purchase price plus excise tax over par value is allocated to additional paid-in capital, subject to certain limitations. Any remainder is allocated to retained earnings to the extent that positive retained earnings exist.

New Stock Repurchase Program

On September 13, 2024, the Company announced that its Board of Directors had approved a new stock repurchase program to acquire up to $100,000 of the Company’s common stock. The Company intends to finance the repurchases with free cash flow, excess cash and liquidity on-hand, including available capacity under its Revolving Credit Facility. The Company’s proposed repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Exchange Act. Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s board will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program.

The components of net changes in stockholders’ equity for the nine months ended September 30, 2023 are as follows:

	Laureate Education, Inc. Stockholders
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock at cost	Non-controlling interests	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2022	157,013	$923	$2,204,755	$39,244	$(442,424)	$(1,026,272)	$(1,869)	$774,357
Non-cash share-based compensation	—	—	1,124	—	—	—	—	1,124
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	161	1	(448)	—	—	—	—	(447)
Equitable adjustments to stock-based awards	—	—	(13)	—	—	—	—	(13)
Change in noncontrolling interests	—	—	16	—	—	—	(140)	(124)
Net loss	—	—	—	(26,607)	—	—	(155)	(26,762)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	72,791	—	6	72,797
Balance at March 31, 2023	157,174	$924	$2,205,434	$12,637	$(369,633)	$(1,026,272)	$(2,158)	$820,932
Non-cash share-based compensation	—	—	1,976	—	—	—	—	1,976
Retirement of treasury stock	—	(295)	(1,025,977)	—	—	1,026,272	—	—
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	46	—	44	—	—	—	—	44
Equitable adjustments to stock-based awards	—	—	24	—	—	—	—	24
Net income	—	—	—	56,177	—	—	136	56,313
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	92,007	—	(92)	91,915
Balance at June 30, 2023	157,220	$629	$1,181,501	$68,814	$(277,626)	$—	$(2,114)	$971,204
Non-cash share-based compensation	—	—	1,794	—	—	—	—	1,794
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	147	—	1,032	—	—	—	—	1,032
Equitable adjustments to stock-based awards	—	—	2	—	—	—	—	2
Net income (loss)	—	—	—	36,158	—	—	(177)	35,981
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	(46,373)	—	2	(46,371)
Balance at September 30, 2023	157,367	$629	$1,184,329	$104,972	$(323,999)	$—	$(2,289)	$963,642

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

Share-based Compensation Expense

During the three and nine months ended September 30, 2024 and 2023, the Company recorded share-based compensation expense for restricted stock unit awards of $2,781 and $1,794, respectively, and $7,077 and $4,894, respectively.

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

	September 30, 2024			December 31, 2023
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation adjustment	$(442,808)	$962	$(441,846)	$(282,054)	$962	$(281,092)
Unrealized gain on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(506)	—	(506)	(506)	—	(506)
Accumulated other comprehensive loss	$(432,898)	$962	$(431,936)	$(272,144)	$962	$(271,182)

Note 9. Income Taxes

Laureate's income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the nine months ended September 30, 2024 and 2023 are based on estimated full-year effective tax rates, adjusted for discrete income tax items related specifically to the interim periods. Laureate has operations in multiple countries at various statutory tax rates and other operations that are loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss.

For the nine months ended September 30, 2024, the Company recognized income tax expense of $72,526, as compared to $101,379 in the prior year period. The Company recognized a net deferred tax benefit of approximately $37,900 during the three months ended September 30, 2024 related to the release of a deferred tax liability that was no longer required upon completion of an entity restructuring following regulatory approval.

Income tax expense for the nine months ended September 30, 2024 and 2023 was attributable to pretax income, the jurisdictional mix of earnings, and pretax losses for which the Company cannot recognize a tax benefit as well as, for 2024, the discrete tax benefit described above. In addition, the Company benefited from changes in reserves for uncertain tax positions in both periods.

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

The following tables summarize the computations of basic and diluted earnings (loss) per share:

For the three months ended September 30,	2024	2023
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Income from continuing operations	$85,331	$35,735
Loss attributable to noncontrolling interests	136	177
Net income from continuing operations for basic and diluted earnings per share	$85,467	$35,912

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Net (loss) income from discontinued operations for basic and diluted (loss) earnings per share	$(4)	$246

Denominator used in basic and diluted earnings per common share:
Basic weighted average shares outstanding	151,577	157,268
Dilutive effect of stock options	216	226
Dilutive effect of restricted stock units	382	310
Diluted weighted average shares outstanding	152,175	157,804

Basic and diluted earnings (loss) per share:
Income from continuing operations	$0.56	$0.23
(Loss) income from discontinued operations	—	—
Basic and diluted earnings per share	$0.56	$0.23

For the nine months ended September 30,	2024	2023
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Income from continuing operations	$202,497	$69,337
Loss attributable to noncontrolling interests	12	196
Net income from continuing operations for basic and diluted earnings per share	$202,509	$69,533

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Net income (loss) from discontinued operations for basic and diluted earnings (loss) per share	$333	$(3,805)

Denominator used in basic and diluted earnings (loss) per common share:
Basic weighted average shares outstanding	154,151	157,217
Dilutive effect of stock options	213	219
Dilutive effect of restricted stock units	332	234
Diluted weighted average shares outstanding	154,696	157,670

Basic and diluted earnings (loss) per share:
Income from continuing operations	$1.31	$0.44
Income (loss) from discontinued operations	—	(0.02)
Basic and diluted earnings per share	$1.31	$0.42

The following table summarizes the number of restricted stock units that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Restricted stock units	231	—	104	12

Note 11. Related Party Transactions

Stock Repurchases

As discussed in Note 8, Stockholders’ Equity, on March 5, 2024, the Company entered into a stock purchase agreement with the Torreal Sellers pursuant to which the Company purchased an aggregate of 2,607 shares of its common stock from the Torreal Sellers at a purchase price of $12.62 per share for an aggregate purchase price of $32,894. Additionally, on May 6, 2024, the Company entered into a stock purchase agreement with the Snow Phipps Sellers pursuant to which the Company purchased an aggregate of 2,115 shares of its common stock from the Snow Phipps Sellers at a purchase price of $14.64 per share for an aggregate purchase price of $30,958. These repurchases, which were approved as related party transactions by the Audit and Risk Committee of the Company’s Board of Directors, were pursuant to the Company’s $100,000 share repurchase program that was announced on February 22, 2024 and was completed in September 2024.

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

Note 13. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the September 30, 2023 balance. The September 30, 2024 and September 30, 2023 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023	December 31, 2023
Cash and cash equivalents	$134,409	$130,862	$89,392
Restricted cash	6,306	7,587	7,505
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$140,715	$138,449	$96,897

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
•the risks and uncertainties associated with an epidemic, pandemic or other public health emergency including, but not limited to, effects on student enrollment, tuition pricing, and collections in future periods;
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

Overview

Our Business

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. Collectively, we have approximately 483,300 students enrolled at five institutions in these two countries. We believe that the higher education markets in Mexico and Peru present an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in those markets. We believe that the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education, creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy. We have two reportable segments as described below. We group our institutions by geography in Mexico and Peru for reporting purposes.

Assets Held for Sale

As discussed in Note 3, Assets Held for Sale, of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the Company has undertaken a process to sell two of our subsidiaries in Mexico that operate K-12 educational programs. As such, these subsidiaries are classified as assets held for sale as of September 30, 2024. The planned sale of this disposal group does not represent a strategic shift and therefore does not qualify for presentation as a discontinued operation in the consolidated financial statements. In addition, during 2023 and 2024, several parcels of land and buildings at campuses in Mexico and a parcel of land in the United States met the criteria for classification as held for sale under ASC 360-10-45-9. The sales of certain real estate in the United States and Mexico were completed during 2024. The completion of the remaining sales is not expected to have a material effect on our financial results.

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

The following information for our reportable segments is presented as of September 30, 2024:

	Institutions	Enrollment	2024 YTD Revenues ($ in millions) (1)	% Contribution to 2024 YTD Revenues
Mexico	2	266,600	$615.2	54%
Peru	3	216,700	528.0	46%
Total (1)	5	483,300	$1,143.2	100%
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

•Summary Comparison of Consolidated Results;
•Non-GAAP Financial Measure; and
•Segment Results.

Summary Comparison of Consolidated Results

Comparison of Consolidated Results for the Three Months Ended September 30, 2024 and 2023

			% Change
			Better/(Worse)
(in millions)	2024	2023	2024 vs. 2023
Revenues	$368.6	$361.5	2%
Direct costs	286.0	291.1	2%
General and administrative expenses	10.6	11.8	10%
Operating income	72.0	58.7	23%
Interest expense, net of interest income	(2.6)	(2.4)	(8)%
Other non-operating income	15.4	13.2	17%
Income from continuing operations before income taxes	84.9	69.5	22%
Income tax benefit (expense)	0.5	(33.7)	101%
Income from continuing operations	85.3	35.7	139%
Income from discontinued operations, net of tax	—	0.2	(100)%
Net income	85.3	36.0	137%
Net loss attributable to noncontrolling interests	0.1	0.2	50%
Net income attributable to Laureate Education, Inc.	$85.5	$36.2	136%

Comparison of Consolidated Results for the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

Revenues increased by $7.1 million to $368.6 million for the three months ended September 30, 2024 (the 2024 fiscal quarter) from $361.5 million for the three months ended September 30, 2023 (the 2023 fiscal quarter). This increase in revenues was attributable to higher average total organic enrollment at our institutions during the 2024 fiscal quarter, which increased revenues by $18.7 million compared to the 2023 fiscal quarter. In addition, the effect of changes in tuition rates and enrollments in programs at varying price points (product mix), pricing and timing increased revenues by $12.2 million compared to the 2023 fiscal quarter. These increases in revenues were partially offset by the effect of a net change in foreign currency exchange rates, which decreased revenues by $23.8 million compared to the 2023 fiscal quarter.

Direct costs and general and administrative expenses combined decreased by $6.3 million to $296.6 million for the 2024 fiscal quarter from $302.9 million for the 2023 fiscal quarter. This decrease in direct costs was primarily driven by the effect of a net change in foreign currency exchange rates that decreased costs by $21.1 million compared to the 2023 fiscal quarter, partially offset by the effect of operational changes, which increased costs by $16.4 million, primarily due to the result of higher enrollment at our institutions. Other Corporate expenses accounted for a decrease in costs of $1.6 million for the 2024 fiscal quarter compared to the 2023 fiscal quarter.

Operating income increased by $13.3 million to $72.0 million for the 2024 fiscal quarter from $58.7 million for the 2023 fiscal quarter. The increase in operating income was mainly driven by higher operating income at our Peru segment.

Other non-operating income increased by $2.2 million to $15.4 million for the 2024 fiscal quarter from $13.2 million for the 2023 fiscal quarter. This increase in other non-operating income was primarily attributable to an increase of $4.7 million in the gain on foreign currency exchange for the 2024 fiscal quarter as compared to the 2023 fiscal quarter, mainly related to intercompany loan arrangements. In addition, other income was higher by $0.8 million compared to the 2023 fiscal quarter. These year-over-year increases were partially offset by a year-over-year decrease of $3.3 million in gain on disposal of subsidiaries, which was primarily attributable to the release of an accumulated foreign currency translation gain upon the liquidation of a subsidiary during the 2023 fiscal quarter.

Income tax benefit (expense) changed by $34.2 million to a benefit of $0.5 million for the 2024 fiscal quarter from an expense of $(33.7) million for the 2023 fiscal quarter. This change was primarily attributable to a discrete tax benefit of approximately $37.9 million that was recorded during the 2024 fiscal quarter related to an entity restructuring.

Comparison of Consolidated Results for the Nine Months Ended September 30, 2024 and 2023

			% Change
			Better/(Worse)
(in millions)	2024	2023	2024 vs. 2023
Revenues	$1,143.2	$1,074.9	6%
Direct costs	858.9	810.4	(6)%
General and administrative expenses	34.6	34.0	(2)%
Loss on impairment of assets	—	1.6	100%
Operating income	249.8	228.8	9%
Interest expense, net of interest income	(8.5)	(10.3)	17%
Other non-operating income (expense)	33.8	(47.8)	171%
Income from continuing operations before income taxes	275.0	170.7	61%
Income tax expense	(72.5)	(101.4)	29%
Income from continuing operations	202.5	69.3	192%
Income (loss) from discontinued operations, net of tax	0.3	(3.8)	108%
Net income	202.8	65.5	nm
Net loss attributable to noncontrolling interests	—	0.2	100%
Net income attributable to Laureate Education, Inc.	$202.8	$65.7	nm

Comparison of Consolidated Results for the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

Revenues increased by $68.3 million to $1,143.2 million for the nine months ended September 30, 2024 (the 2024 fiscal period) from $1,074.9 million for the nine months ended September 30, 2023 (the 2023 fiscal period). This increase in revenues was attributable to: (1) higher average total organic enrollment at our institutions, which increased revenues by $52.8 million compared to the 2023 fiscal period; (2) the effect of changes in product mix, pricing and timing, which increased revenues by $14.2 million for the 2024 fiscal period; (3) the effect of a net change in foreign currency exchange rates, which increased revenues by $1.2 million compared to the 2023 fiscal period; and (4) other Corporate changes, which accounted for an increase in revenues of $0.1 million.

Direct costs and general and administrative expenses combined increased by $49.1 million to $893.5 million for the 2024 fiscal period from $844.4 million for the 2023 fiscal period. This increase in direct costs was driven by the effect of operational changes, which increased direct costs by $49.8 million compared to the 2023 fiscal period, primarily due to the result of higher enrollment at our institutions. This increase was partially offset by the effect of a net change in foreign currency exchange rates, which decreased direct costs by $0.6 million compared to the 2023 fiscal period. Other Corporate expenses accounted for a decrease in costs of $0.1 million for the 2024 fiscal period compared to the 2023 fiscal period.

Operating income increased by $21.0 million to $249.8 million for the 2024 fiscal period from $228.8 million for the 2023 fiscal period. This increase was a result of higher operating income at both our Mexico and Peru segments.

Other non-operating income (expense) changed by $81.6 million to income of $33.8 million for the 2024 fiscal period from expense of $(47.8) million for the 2023 fiscal period. This increase in other non-operating income was attributable to a gain on foreign currency exchange for the 2024 fiscal period compared to a loss for the 2023 fiscal period for a change of $88.0 million, mainly related to intercompany loan arrangements. Additionally, other income was higher by $0.3 million compared to the 2023 fiscal period. These increases in other non-operating income were partially offset by a loss on disposal of subsidiaries for the 2024 fiscal period compared to a gain for the 2023 fiscal period for a change of $6.7 million related to the release of accumulated foreign currency translation balances upon the liquidation of certain subsidiaries.

Income tax expense decreased by $28.9 million to $72.5 million for the 2024 fiscal period from $101.4 million for the 2023 fiscal period. This decrease was primarily attributable to a discrete tax benefit of approximately $37.9 million that was recorded during the 2024 fiscal period related to an entity restructuring, partially offset by a tax benefit recorded in the 2023 fiscal period related to the release of a valuation allowance.

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

The following table presents Adjusted EBITDA and reconciles Net income to Adjusted EBITDA for the three months ended September 30, 2024 and 2023:

			% Change
			Better/(Worse)
(in millions)	2024	2023	2024 vs. 2023
Net income	$85.3	$36.0	137%
Plus:
Income from discontinued operations, net of tax	—	(0.2)	(100)%
Income from continuing operations	85.3	35.7	139%
Plus:
Income tax (benefit) expense	(0.5)	33.7	101%
Income from continuing operations before income taxes	84.9	69.5	22%
Plus:
Gain on disposal of subsidiaries, net	—	(3.3)	(100)%
Foreign currency exchange gain, net	(14.5)	(9.8)	48%
Other income, net	(0.9)	(0.1)	nm
Interest expense	5.0	5.2	4%
Interest income	(2.4)	(2.8)	(14)%
Operating income	72.0	58.7	23%
Plus:
Depreciation and amortization	16.6	17.9	7%
EBITDA	88.6	76.6	16%
Plus:
Share-based compensation expense (a)	2.8	1.8	(56)%
Adjusted EBITDA	$91.4	$78.4	17%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”

The following table presents Adjusted EBITDA and reconciles Net income to Adjusted EBITDA for the nine months ended September 30, 2024 and 2023:

			% Change
			Better/(Worse)
(in millions)	2024	2023	2024 vs. 2023
Net income	$202.8	$65.5	nm
Plus:
(Income) loss from discontinued operations, net of tax	(0.3)	3.8	108%
Income from continuing operations	202.5	69.3	192%
Plus:
Income tax expense	72.5	101.4	29%
Income from continuing operations before income taxes	275.0	170.7	61%
Plus:
Loss (gain) on disposal of subsidiaries, net	3.1	(3.6)	(186)%
Foreign currency exchange (gain) loss, net	(36.4)	51.6	171%
Other income, net	(0.5)	(0.2)	150%
Interest expense	14.8	17.3	14%
Interest income	(6.3)	(6.9)	(9)%
Operating income	249.8	228.8	9%
Plus:
Depreciation and amortization	52.1	52.0	—%
EBITDA	301.9	280.8	8%
Plus:
Share-based compensation expense (a)	7.1	4.9	(45)%
Loss on impairment of assets (b)	—	1.6	100%
Adjusted EBITDA	$308.9	$287.3	8%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”
(b) Represents non-cash charges related to impairments of long-lived assets.

Segment Results

We have two reportable segments: Mexico and Peru. For purposes of the following comparison of results discussion, “segment direct costs” represent direct costs incurred by the segment as they are included in Adjusted EBITDA, such that depreciation and amortization expense, loss on impairment of assets and share-based compensation expense have been excluded. Organic enrollment is based on average total enrollment for the period. For a further description of our segments, see Overview.

The following tables, derived from our consolidated financial statements included elsewhere in this Form 10-Q, present selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended September 30,	2024	2023	2024 vs. 2023
Revenues:
Mexico	$182.5	$185.4	(2)%
Peru	186.1	176.2	6%
Corporate	—	—	nm
Consolidated Total Revenues	$368.6	$361.5	2%

Adjusted EBITDA:
Mexico	$20.0	$21.9	(9)%
Peru	79.8	66.3	20%
Corporate	(8.3)	(9.9)	16%
Consolidated Total Adjusted EBITDA	$91.4	$78.4	17%

(in millions)			% Change
			Better/(Worse)
For the nine months ended September 30,	2024	2023	2024 vs. 2023
Revenues:
Mexico	$615.2	$559.5	10%
Peru	528.0	515.4	2%
Corporate	0.1	—	nm
Consolidated Total Revenues	$1,143.2	$1,074.9	6%

Adjusted EBITDA:
Mexico	$128.1	$109.1	17%
Peru	209.4	207.1	1%
Corporate	(28.6)	(28.8)	1%
Consolidated Total Adjusted EBITDA	$308.9	$287.3	8%
nm - percentage changes not meaningful

Mexico

Financial Overview

Comparison of Mexico Results for the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2023	$185.4	$163.5	$21.9
Organic enrollment (1)	14.8
Product mix, pricing and timing (1)	2.0
Organic constant currency	16.8	16.4	0.4
Foreign exchange	(19.7)	(17.4)	(2.3)
September 30, 2024	$182.5	$162.5	$20.0
(1) ) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $2.9 million, a 2% decrease from the 2023 fiscal quarter.
•The revenue decrease was driven by the weakening of the Mexican peso against the USD compared to the 2023 fiscal quarter.
•Organic enrollment increased during the fiscal quarter by 9%, increasing revenues by $14.8 million.
•Revenues from our Mexico segment represented 50% of our consolidated total revenues for the 2024 fiscal quarter, compared to 51% for the 2023 fiscal quarter.

Adjusted EBITDA decreased by $1.9 million, a 9% decrease from the 2023 fiscal quarter.

Comparison of Mexico Results for the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2023	$559.5	$450.4	$109.1
Organic enrollment (1)	44.4
Product mix, pricing and timing (1)	4.9
Organic constant currency	49.3	35.3	14.0
Foreign exchange	6.4	1.4	5.0
September 30, 2024	$615.2	$487.1	$128.1
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $55.7 million, a 10% increase from the 2023 fiscal period.
•Organic enrollment increased during the 2024 fiscal period by 9%, increasing revenues by $44.4 million.
•Revenue for the 2024 fiscal period was unfavorably affected by the timing of the academic calendar as compared to the 2023 fiscal period.
•Revenues from our Mexico segment represented 54% of our consolidated total revenues for the 2024 fiscal period, compared to 52% for the 2023 fiscal period.

Adjusted EBITDA increased by $19.0 million, a 17% increase from the 2023 fiscal period.

Peru

Financial Overview

Comparison of Peru Results for the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2023	$176.2	$109.9	$66.3
Organic enrollment (1)	3.9
Product mix, pricing and timing (1)	10.1
Organic constant currency	14.0	(1.1)	15.1
Foreign exchange	(4.1)	(2.5)	(1.6)
September 30, 2024	$186.1	$106.3	$79.8
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $9.9 million, a 6% increase from the 2023 fiscal quarter.
•Organic enrollment increased during the 2024 fiscal quarter by 2%, increasing revenues by $3.9 million.
•Revenues from our Peru segment represented 50% of our consolidated total revenues for the 2024 fiscal quarter, compared to 49% for the 2023 fiscal quarter.

Adjusted EBITDA increased by $13.5 million, a 20% increase from the 2023 fiscal quarter.

Comparison of Peru Results for the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2023	$515.4	$308.3	$207.1
Organic enrollment (1)	8.4
Product mix, pricing and timing (1)	9.4
Organic constant currency	17.8	12.5	5.3
Foreign exchange	(5.2)	(2.2)	(3.0)
September 30, 2024	$528.0	$318.6	$209.4
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $12.6 million, a 2% increase from the 2023 fiscal period.
•Organic enrollment increased during the 2024 fiscal period by 2%, increasing revenues by $8.4 million.
•Revenues from our Peru segment represented 46% of our consolidated total revenues for the 2024 fiscal period compared to 48% for the 2023 fiscal period.

Adjusted EBITDA increased by $2.3 million, a 1% increase from the 2023 fiscal period.

Corporate

Corporate revenues primarily represent miscellaneous other revenues, net of the elimination of intersegment revenues.

Comparison of Corporate Results for the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

			% Change
			Better/(Worse)
(in millions)	2024	2023	2024 vs. 2023
Revenues	$—	$—	nm
Expenses	8.3	9.9	16%
Adjusted EBITDA	$(8.3)	$(9.9)	16%
nm - percentage changes not meaningful

Adjusted EBITDA increased by $1.6 million, a 16% increase from the 2023 fiscal quarter, mainly driven by a reduction in labor and professional services costs.

Comparison of Corporate Results for the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

			% Change
			Better/(Worse)
(in millions)	2024	2023	2024 vs. 2023
Revenues	$0.1	$—	nm
Expenses	28.7	28.8	—%
Adjusted EBITDA	$(28.6)	$(28.8)	1%
nm - percentage changes not meaningful

Adjusted EBITDA increased by $0.2 million, a 1% increase from the 2023 fiscal period.

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

As of September 30, 2024, our secondary source of liquidity was cash and cash equivalents of $134.4 million. Our cash accounts are maintained with high-quality financial institutions.

As of September 30, 2024, the Company also maintained a revolving credit facility under its credit agreement (the Amended Credit Agreement) that provided for $145.0 million of revolving credit loans, which matured on October 7, 2024, and $155.0 million of revolving credit loans maturing September 2028 for a $300.0 million aggregate revolving credit facility (the Revolving Credit Facility). Accordingly, effective October 7, 2024, the borrowing capacity of the Revolving Credit Facility is $155.0 million. The credit available to be borrowed under the Amended Credit Agreement, whether as revolving loans or term loans, if any, are referred to herein collectively as the “Senior Secured Credit Facility.” In accordance with the terms of the credit agreement, any proceeds drawn on the Revolving Credit Facility may be used for general corporate purposes. As of September 30, 2024, the Company had borrowed $66.0 million of the available capacity.

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

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $6.3 million as of September 30, 2024 and $7.5 million as of December 31, 2023. Restricted cash consisted of cash equivalents held as assets for a supplemental employment retention agreement for a former executive.

Indefinite Reinvestment of Historical Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As of September 30, 2024, $112.3 million of our total $134.4 million of cash and cash equivalents were held by foreign subsidiaries. As of December 31, 2023, $82.7 million of our total $89.4 million of cash and cash equivalents were held by foreign subsidiaries. As part of our business strategies, we have determined that the undistributed historical earnings of our foreign operations for which we have not already recorded taxes will be deemed indefinitely reinvested outside of the United States.

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

Debt

As of September 30, 2024, our debt obligations consisted of $66.0 million of borrowings under the Senior Secured Credit Facility and $38.0 million of other debt. Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries and notes payable. In addition, our finance lease obligations and sale-leaseback financings were $50.9 million.

Loan modification

In December 2017, one of our subsidiaries in Mexico entered into an agreement with a bank for a loan of MXN 1,700.0 million (approximately $89.0 million at the time of the loan). The loan was scheduled to mature in June 2024. During the second quarter of 2024, our Mexico subsidiary entered into a loan modification agreement with the bank, which extended the maturity of the loan to June 2029. The loan carries a variable interest rate, plus an applicable margin, which is established based on the ratio of debt to EBITDA, as defined in the agreement (12.24% as of September 30, 2024). Under the loan modification agreement, quarterly principal repayments will resume in December 2024, beginning at MXN 4.3 million ($0.2 million at September 30, 2024) and increasing to MXN 23.4 million ($1.2 million at September 30, 2024), with a balloon payment of MXN 170.0 million ($8.7 million at September 30, 2024) due at maturity. As of September 30, 2024 and December 31, 2023, the outstanding balance of this loan was $21.7 million and $29.5 million, respectively.

Covenants

Under the Amended Credit Agreement, we are subject to a Consolidated Senior Secured Debt to Consolidated EBITDA financial maintenance covenant that applies only to the Revolving Credit Facility (a leverage ratio covenant), as defined in the Amended Credit Agreement, unless certain conditions are satisfied. The maximum ratio, as defined, is 3.00x as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The agreement also provides that if less than 25% of the Revolving Credit Facility is utilized as of that date, then such financial covenant shall not apply. As of September 30, 2024, these conditions were satisfied and, therefore, we were not subject to the leverage ratio covenant. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with those covenants as of September 30, 2024.

Leases

We conduct a significant portion of our operations from leased facilities, including many of our higher education facilities and other office locations. As of September 30, 2024 and December 31, 2023, the present value of operating lease liabilities was $347.3 million and $417.6 million, respectively.

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

Our total capital expenditures, excluding receipts from the sale of subsidiaries and property and equipment, were $34.6 million and $26.7 million during the nine months ended September 30, 2024 and 2023, respectively. The increase in capital expenditures was primarily due to the purchase of a parcel of land for a new campus. Additionally, capital expenditures in Mexico were higher due to campus consolidation costs related to the implementation of a real estate optimization plan.

Share Repurchase Programs

On February 22, 2024, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $100 million of the Company’s common stock. This program was completed in September 2024.

On September 13, 2024, the Company announced that its Board of Directors had approved a new stock repurchase program to acquire up to $100 million of the Company’s common stock. The Company’s repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Exchange Act. Repurchases may also be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s Board of Directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. As of September 30, 2024, no shares were repurchased under this new program. The Company intends to finance the repurchases with free cash flow, excess cash and liquidity and liquidity on-hand, including available capacity under its Revolving Credit Facility, or a combination thereof.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2024 and 2023:

(in millions)	2024	2023
Cash provided by (used in):
Operating activities	$192.0	$187.4
Investing activities	(30.5)	(26.2)
Financing activities	(111.7)	(120.2)
Effects of exchange rates changes on cash	(6.2)	4.0
Change in cash included in current assets held for sale	0.2	(0.3)
Net change in cash and cash equivalents and restricted cash	$43.8	$44.7

Comparison of Cash Flows for the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

Operating Activities
Cash provided by operating activities increased by $4.6 million to $192.0 million for the 2024 fiscal period from $187.4 million for the 2023 fiscal period. This increase in operating cash flows was attributable to higher operating income combined with the net effect of changes in operating assets and liabilities, which increased operating cash by $12.0 million compared to the 2023 fiscal period. Additionally, cash paid for interest decreased by $3.2 million from $16.3 million for the 2023 fiscal period to $13.1 million for the 2024 fiscal period, mostly due to lower average debt balances. These increases in operating cash were partially offset by higher cash paid for taxes of $10.6 million, from $120.0 million for the 2023 fiscal period to $130.6 million for the 2024 fiscal period, primarily related to taxes paid during the 2024 fiscal period as a result of the distribution of certain intercompany loans.

Investing Activities

Cash used in investing activities increased by $4.3 million to $(30.5) million for the 2024 fiscal period from $(26.2) million for the 2023 fiscal period. This increase in investing cash outflows was primarily attributable to higher capital expenditures of $7.8 million during the 2024 fiscal period compared to the 2023 fiscal period, mainly driven by the purchase of a parcel of land for a new campus. This increase in investing cash outflows was partially offset by higher cash proceeds from the sale of property and equipment of $3.0 million, mainly related to the sale of a parcel of land in the United States during the second quarter of 2024. In addition, the year-over-year change in cash flows related to run out activity from previously sold discontinued operations increased investing cash flows by $0.5 million.

Financing Activities

Cash used in financing activities decreased by $8.5 million to $(111.7) million for the 2024 fiscal period from $(120.2) million for the 2023 fiscal period. This decrease in financing cash outflows was primarily attributable to lower net payments of long-term debt during the 2024 fiscal period of $110.7 million compared to the 2023 fiscal period. This decrease in financing cash outflows was partially offset by payments for common stock repurchases of $100.0 million during the 2024 period, as well as lower proceeds from the exercise of stock options of $3.0 million compared to the 2023 fiscal period. Other items accounted for the remaining difference of $0.8 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2023 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2023 Form 10-K. During the nine months ended September 30, 2024, there were no significant changes to our critical accounting policies.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (amounts in the table below shown in thousands, except per share amounts)

The following table provides a summary of the Company’s purchases of its common stock during the three months ended September 30, 2024 pursuant to the Company’s previously authorized share repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares yet to be purchased under the plans or programs (1)
7/1/24 - 7/31/24	463	$15.03	463	$21,309
8/1/24 - 8/31/24	1,047	14.86	1,047	5,749
9/1/24 - 9/30/24	385	14.92	385	100,000
Total	1,895	$14.92	1,895	$100,000
(1) On February 22, 2024, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to $100 million of the Company’s common stock, which was completed in September 2024. On September 13, 2024, the Company announced that its Board of Directors had approved a new stock repurchase program to acquire up to $100 million of the Company’s common stock. As of September 30, 2024, no shares were repurchased under this new program. See further description of the stock repurchase program in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 5. Other Information

During the three months ended September 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
Date: October 31, 2024

/s/ GERARD M. KNAUER
Gerard M. Knauer
Vice President, Accounting and Global Controller
Date: October 31, 2024