Form 10-K
period 2024-12-31
LAUREATE EDUCATION, INC.
filed 2025-02-20
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the ﬁnancial statements of the registrant included in the ﬁling reﬂect the correction of an error to previously issued ﬁnancial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $1.942 billion (based on the closing price of the registrant's common stock on that date as reported on the Nasdaq Global Select Market).
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2025
Common stock, par value $0.004 per share	150,784,847 shares
Documents Incorporated by Reference
The registrant incorporates by reference its definitive proxy statement with respect to its 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10‑K.

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
•risks associated with the incorporation of new technologies (including artificial intelligence) into our programs and processes;
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

Part I

Item 1. Business

General

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. These institutions, which we collectively refer to as the Laureate International Universities network, are leading brands in their respective markets and offer a broad range of undergraduate and graduate degrees through campus-based, online and hybrid programs. Collectively, we have approximately 472,000 students enrolled at five institutions with over 50 campuses as of December 31, 2024. Our institutions in Mexico and Peru operate within scaled country networks, which provide advantages in terms of shared infrastructure, technology, curricula and operational best practices. Our students are enrolled at traditional, campus-based institutions offering multi-year degrees, with an average program length of four years, similar to leading private and public higher education institutions in developed markets such as the United States and Europe.

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

Country	Institution	Enrollment at December 31, 2024	Market Segment	QS Stars™ Overall University Rating	Ratings/Rankings
Mexico	Universidad del Valle de México (UVM)	124,400	Premium/ Traditional	««««	•Ranked Top 5 university in Mexico
					•5-Star rated by QS Stars™ in categories of Employability, Inclusiveness, Online Learning & Social Impact
Mexico	Universidad Tecnológica de México (UNITEC)	134,100	Value/Teaching	«««	•Largest private university in Mexico
					•5-Star rated by QS Stars™ in categories of Employability, Inclusiveness, Online Learning & Social Impact
Peru	Universidad Peruana de Ciencias Aplicadas (UPC)	72,100	Premium/Traditional	««««	•Ranked #1 in educational sector in Peru
					•5-Star rated by QS Stars™ in categories of Employability, Inclusiveness, Online Learning & Social Impact
Peru	Universidad Privada del Norte (UPN)	122,100	Value/Teaching	««««	•3rd largest private university in Peru
					•5-Star rated by QS Stars™ in categories of Employability, Inclusiveness, Online Learning & Social Impact
Peru	CIBERTEC	19,300	Tech/Voc	N/A	•3rd largest private tech/voc institute in Peru
Sources: QS Stars™, Guía Universitaria (UVM), MERCO Institutional Reputation Ranking (UPC)

Our institutions in Mexico and Peru offer traditional higher education students a private education alternative, with multiple brands and price points in each market and innovative programs and strong career-driven outcomes. Additionally, through targeted programs and multiple teaching modalities, we are able to serve the differentiated needs of non-traditional students in these markets.

Our program and level of study mix for 2024 was as follows:

Our Segments

We have two reportable segments, which are summarized in the charts below. The following information for our segments is presented as of December 31, 2024.

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

Favorable industry dynamics in Mexico and Peru driving growth in the higher education sector include the following:

Large, Growing and Underpenetrated Population of Qualified Higher Education Students. In many countries, including throughout Latin America and other developing regions, there is growing demand for higher education based on favorable demographics, increasing secondary completion rates and increasing higher education participation rates, resulting in continued growth in higher education enrollments. While global participation rates have increased for traditional higher education students (defined as 18-24 year olds), the market for higher education in Mexico and Peru, excluding technical-vocational institutes, is still significantly underpenetrated, at approximately 35% and 42%, respectively, as compared to approximately 55% in the United States.

Strong Economic Incentives for Higher Education. According to data from the Organization for Economic Co-operation and Development (“OECD”), in countries that are members of the OECD, the earnings from employment for younger adults (25-34 years) completing higher education was approximately 39% higher, and the earnings advantage reached 68% among older adults (45-54 years), than those of younger and older adults with only an upper secondary education. We believe that the cumulative impact of favorable demographic and socio-economic trends, coupled with the superior earnings potential of higher education graduates, will continue to expand the market for private higher education.

Increasing Role of the Private Sector in Higher Education. In both Mexico and Peru, the private sector plays a meaningful role in higher education, bridging supply and demand imbalances created by a lack of capacity at public universities. In Mexico, private education providers constitute 39% of the total higher-education market (46% in states in which we have operations). In Peru, private education providers constitute 76% of the total higher-education market. In addition to capacity limitations, we believe that limited public resources, and the corresponding policy reforms to make higher education systems less dependent on the financial and operational support of local governments, have resulted in increased enrollments in private institutions relative to public institutions.

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

In addition, many of our institutions and programs have earned the highest accreditation available, which provides us with a strong competitive advantage in local markets. For example, medical school licenses are often the most difficult to obtain and are only granted to institutions that meet rigorous standards. Throughout Mexico and Peru we operate 23 medical and nine dental schools. We believe that the establishment of our medical and dental schools further validates the quality of our institutions and programs and increases brand awareness.

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

Attractive Financial Model.

•Private Pay Model. Essentially all of our revenues for 2024 were generated from private pay sources, as there are no material government-sponsored student loan programs in Mexico or Peru. We believe that students’ and families’ willingness to allocate personal resources to fund higher education at our institutions validates our strong value proposition.

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

Integration of Campus-Based Operations in Mexico and Peru. Our institutions in Mexico and Peru serve approximately 472,000 students in a relatively homogenous operating environment, creating a unique opportunity to harvest the benefits of scale. We believe that by implementing best practices within each country we will enable closer collaboration and facilitate innovation and improved student experiences. We believe that this unification will enable us to be more nimble in our day-to-

day operations and will allow us to extract valuable insights from more data across our network. Further, we believe that integration will enable further innovation and efficiency in our academic model and operations, and allow us to expand our market share.

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
Our operating model is targeting to have 40% to 60% percent of our student credit hours taken online going forward. Currently, we operate within this range with adaptability and flexibility. With a common learning management system implemented across our universities, we believe that we have the expertise to continue to expand online and hybrid offerings to meet the growing demand for this market opportunity, allowing us to differentiate ourselves further from our competitors.

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

The following table presents information about the institutions as of December 31, 2024:

Reportable Segment (Enrollment)	Higher Education Institution	Year Joined Laureate Network	Year Founded
Mexico	Universidad del Valle de México (UVM)	2000	1960
(258,500)	Universidad Tecnológica de México (UNITEC)	2008	1966

Peru	Universidad Peruana de Ciencias Aplicadas (UPC)	2004	1994
(213,500)	CIBERTEC	2004	1983
	Universidad Privada del Norte (UPN)	2007	1994

Competition
We face competition in both of our reportable segments. We believe that competition focuses on price, educational quality, reputation, brand positioning, location and facilities.
The market for higher education in Mexico and Peru is highly fragmented and marked by large numbers of local competitors. The target demographics are primarily 18- to 24-year-olds in the countries in which we compete. Public institutions tend to be less expensive, if not free, but limited in capacity. The top public universities in these market are selective, and many of the other public universities are less focused on practical programs aligned around career opportunities. This creates market demand for private educational providers. We compete with other private higher education institutions on the basis of price, educational quality, reputation and location. We believe that we compare favorably with competitors because of our focus on quality, professional-oriented curriculum and the competitive advantages provided by our in-country networks. There are a number of private and public institutions in both of the countries in which we operate, and it is difficult to predict how the markets will evolve and how many competitors there will be in the future. We expect competition to increase as the Mexican and Peruvian markets continue to develop.

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

Human Capital

We currently enroll approximately 472,000 students across our five institutions in Mexico and Peru, in campus-based, fully online, and hybrid learning programs. Our students are supported by a workforce of more than 31,800 employees, including 18,000 academic staff.

More than 99% of our employees are based in Mexico or Peru, and most of our corporate team are based in the United States.

We believe our future success depends on our ability to attract, develop, and retain skilled employees in a highly competitive talent market. Therefore, we strive to be a company our employees are proud to work for and continue to invest in ongoing training and development – consistent with our belief in the power of education to change lives.

Leadership and Governance
•Our Board of Directors receive regular reports on talent development, succession planning, and company-wide culture-building efforts. Internally, this work is led by our Senior Vice President, People and Culture, in close collaboration with the Chief Executive Officer and our executive leadership team.
•Various committees of our Board of Directors also take an active role in human capital oversight and talent management. This includes the Compensation Committee which works with top-tier external consultants to ensure compensation is benchmarked against industry standards, and our Nominating and Corporate Governance Committee manages a talent matrix for our Board of Directors to ensure existing and potential future Board members bring skills and experience most closely aligned with the needs of our business as we continue to grow.

Ongoing Training and Access to Education Assistance
•Scholarships and discounts are made available at each of our five institutions for employees (an average of approximately 80% of tuition is paid for employees studying at one of our five institutions). Significant discounts are also provided for immediate family members of employees in Mexico and Peru.
•In the United States, education assistance is offered to all corporate employees to pursue additional education opportunities or certifications.
•Regular workshops covering a wide variety of relevant topics complement mandatory training for all employees (which include courses on Ethics and Compliance and cybersecurity).

Employee Engagement
•Comprehensive employee engagement surveys are conducted regularly. In 2024, employees in Mexico and the United States responded to engagement surveys and our employees in Peru are scheduled to do so in the first half of 2025. Our overall engagement score in Mexico increased from 72% to 73% in 2024, and the overall engagement score for our US-based corporate team was 84%, an increase from 70% in 2022. In addition, multiple metrics are consistently tracked to monitor engagement and employee satisfaction, such as voluntary attrition, changes in individual and team performance and outcomes, and reports to the ethics and compliance hotline.

Performance Management and Ongoing Development
•We have a company-wide approach to performance management, goal setting, feedback, and performance-based compensation, which, at a minimum, includes two formal review checkpoints per year.
•In 2024, all members of our executive team continued to participate in an executive coaching and development program and contributed to a range of culture-building and workforce development initiatives.

Compensation and Employee Benefits
•Employee compensation is reviewed and benchmarked annually against independent market data to ensure our compensation remains competitive and fair.
•Senior leaders across the United States, Mexico and Peru participate in our long-term equity incentive program as part of our competitive compensation and talent retention initiatives.
•We continue to offer a wide range of benefits to our employees. Our portfolio of benefits support and promote the physical and mental health of our employees and are regularly benchmarked to ensure competitiveness against industry standards.

Safety and Security
•We remain committed to the safety and well-being of all employees, students, and other stakeholders. Throughout 2024, we took a range of actions to advance our commitment to safety and security.
•In both Mexico and Peru, we employ dedicated security teams to develop and execute strategies to promote the safety of all students, employees, and campuses. Incidents and risks are reported, reviewed, and addressed through established cross-functional incident response teams.
•In addition, our focus on safety and security is complemented by our long-standing Discrimination and Harassment policy.
•Cybersecurity is a major area of focus across the Company.
•Our employees are expected to complete mandatory cybersecurity training multiple times per year, covering a wide range of topics aimed at keeping employees and the business protected from increasing cyber risks.
•Strict data management controls are enforced across the Company to ensure our workforce and human capital data is appropriately and securely captured and stored.

Recognizing the Impact of Our People
•Through the expertise, passion, and commitment of our people, we are making a positive impact within and beyond communities across Mexico and Peru. In 2024, we published our 2023 Impact Report which recognizes and celebrates the impact our people are creating, aligned to the United Nations Sustainable Development Goals. Our Impact Reports are available at laureate.net/impact.
•These Impact Reports feature data and case studies tracked by our Impact and our Academic Quality Committees –comprised of impact and academic leaders from Mexico and Peru and from multiple functional areas including Finance, Communications, Academic, Operations and Ethics and Compliance.

Information contained on our website is not incorporated by reference herein and is not part of this Annual Report on Form 10-K.

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

Peruvian Regulation

We operate three post-secondary education institutions in Peru, two of which are universities, and one of which is a technical-vocational institution that is licensed as both a college and an institute. Peruvian law provides that universities and technical-vocational institutes can be operated as public or private entities and that the private entities may be organized for profit. The Ministry of Education (“MINEDU”) has overall responsibility for the national education system.

The university law enacted by the Peruvian Congress in 2014 (the “University Law”) regulates the establishment, operation, monitoring and closure of universities and promotes continuous improvement of quality at Peruvian universities. The University Law created a new agency, the Superintendencia Nacional de Educación Superior Universitaria (“SUNEDU”), which is responsible for carrying out the governmental role in university regulation, including ensuring quality. Under the University Law, institutional autonomy is recognized, and universities are permitted to create their own internal governance rules and determine their own academic, management and economic systems, including curriculum design and entrance and graduation requirements. In July 2022, the Peruvian Congress enacted a law that eliminated SUNEDU's powers for the approval of new careers, schools and faculties.

In August 2024, the Peruvian Congress amended the University Law to make licenses permanent, which replaced SUNEDU's authority to grant renewable licenses for specific time periods. In order to keep their licenses in force, universities have to comply with, at a minimum, certain basic quality conditions (“BQCs”) (i.e., that they have specified academic goals and that the degrees granted and plans of study are aligned with those goals; that their academic offerings are compatible with their planning goals (e.g., there is sufficient labor demand for careers offered); that there are only two regular semesters of studies per year; that they have appropriate infrastructure and equipment; that they engage in research; that they have a sufficient supply of qualified teachers, at least 25% of whom will need to be full-time; that they supply adequate basic complementary educational services (e.g., medical and psychological services and sports activities); that they provide appropriate placement office services; and that they have transparency of institutional information). Both UPC and UPN have had licenses granted by SUNEDU in place since 2017.

The University Law, as amended in August 2024, allows for the educational services to be provided by three modalities: (i) face-to-face learning (with a maximum of 20% virtual credits), (ii) hybrid learning (with up to 60% of the total credits of the academic program allowed to be taken virtually) and (iii) virtual learning (up to 100% of academic credits, except for programs that require in-person experiments and practices).

Technical-vocational institutes are regulated by the MINEDU, which grants operating licenses for six years, after which the Ministry conducts a revalidation process. The technical-vocational institutes and colleges law enacted in 2016 (the “Institutes and Colleges Law”) created two types of institutions: Higher Education Institutes (“Institutes”), which are dedicated to technical careers and Higher Education Colleges (“Colleges”), which are devoted to technical careers related to education, as well as science and information technology. Institutes grant technical bachelor degrees and professional technical degrees. Institutes and Colleges are subject to a mandatory license granted by the MINEDU, based on an evaluation to determine compliance with BQCs. BQCs include: an appropriate institutional management guaranteeing a proper relation with the educational model of the institution; appropriate academic management and proper program studies aligned with the MINEDU norms; appropriate infrastructure and equipment to develop educational activities; adequate teachers, 20% of whom will need to be full-time; and appropriate financial and economic provisions. Unlike licenses, quality accreditation is voluntary, except for certain careers for which it might be mandatory as determined by law. Such accreditation is taken into consideration for access to public grants for scholarships and research, among other things. Private Institutes and Colleges may be organized as for-profit or not-for-profit entities under Peruvian law. In 2023, Cibertec's Institute was granted an Institutes license renewal for a six-year period. Also during 2023, Cibertec was granted a Colleges license for a six-year period, which allows Cibertec to offer programs for professional bachelor degrees.

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

•changes in political leadership, whether in Mexico, Peru or the U.S., and subsequent changes to laws and regulatory regimes including new tariffs, trade restrictions and trade policies;

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

The expansion of our existing online programs and the creation of new online academic programs may not be accepted by students or employers, or by government regulators or accreditation agencies. In addition, our efforts may be materially adversely affected by increased competition in the online education market and our competitors' increasing use of artificial intelligence (“AI”) and machine learning or because of problems with the performance or reliability of our online program infrastructure.

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

There is no assurance that we will be able to maintain or accelerate the current growth rate, effectively manage expanding operations, build new campuses, expand capacity at current locations, or achieve planned growth on a timely or profitable basis. If our revenue growth is less than projected, the costs incurred for these additions and upgrades could have a material adverse effect on our business, financial condition and results of operations.

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

We continually seek to maintain and improve the content of our existing academic programs and develop new programs in order to meet changing market needs, including through the use of AI and machine learning. Revisions to our existing academic programs and the development of new programs may not be accepted by existing or prospective students or employers in all instances. If we cannot respond effectively to market changes, our business may be materially adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as students or employers require or as quickly as our competitors are able to introduce competing programs. Our efforts to introduce a new academic program may be conditioned or delayed by requirements to obtain foreign, federal, state and accrediting agency approvals. The development of new programs and courses, both conventional and online, is subject to requirements and limitations imposed by the governmental regulatory bodies of the various countries in which our institutions are located. The imposition of restrictions on the initiation of new educational programs by regulatory agencies may delay such expansion plans. If we do not respond adequately to changes in market requirements, our ability to attract and retain students could be impaired and our financial results could suffer.

Establishing new academic programs or modifying existing academic programs also may require us to make investments in specialized personnel, technology and capital expenditures, increase marketing efforts and reallocate resources away from other uses. We may have limited experience with the subject matter of new programs and may need to modify our systems and strategy. If we are unable to increase the number of students, offer new programs in a cost-effective manner or otherwise effectively manage the operations of newly established academic programs, our business, financial condition and results of operations could be materially adversely affected.

Failure to keep pace with changing market needs and technology could harm our ability to attract students.

The success of our institutions depends to a significant extent on the willingness of prospective employers to hire our students upon graduation. Increasingly, employers demand that their employees possess appropriate technological and other appropriate skills, such as communication, critical thinking and teamwork. These skills can evolve rapidly in a changing economic and technological environment. Accordingly, it is important that our educational programs evolve in response to those economic and technological changes. The expansion of existing academic programs and the development of new programs may not be accepted by current or prospective students or by the employers of our graduates. Students and faculty increasingly rely on personal communication devices and expect that we will be able to adapt our information technology platforms and our educational delivery methods to support these devices and any new technologies that may develop. Even if our institutions are able to develop acceptable new programs and adapt to new technologies (such as AI and machine learning), our institutions may not be able to begin offering those new programs and technologies as quickly as required by prospective students and employers or as quickly as our competitors begin offering similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could suffer and our results of operations and cash flows could be materially adversely affected.

Our reported revenues and earnings may be negatively affected by the strengthening of the U.S. dollar and currency exchange rates.

We report revenues, costs and earnings in U.S. dollars, while our institutions generally collect tuition in the local currency. Exchange rates between the U.S. dollar and the local currency in the countries where we operate institutions are likely to fluctuate from period to period. In 2024, essentially all of our revenues originated outside the United States. We translate revenues and other results denominated in foreign currencies into U.S. dollars for our consolidated financial statements. This translation is based on average exchange rates during a reporting period. As the exchange rate of the U.S. dollar strengthens, as occurred in 2024 and as we expect will continue to occur in 2025 with respect to the Mexican peso, our reported international revenues and earnings are reduced because foreign currencies translate into fewer U.S. dollars. For the year ended December 31, 2024, a hypothetical 10% adverse change in average annual foreign currency exchange rates would have decreased our revenue, operating income and Adjusted EBITDA by approximately $156.6 million, $43.6 million and $50.4 million, respectively. For more information, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk.”

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

We rely upon our information technology systems and infrastructure to operate our business. We run the online operations of our institutions on different platforms, which are in various stages of development. The performance and reliability of these online operations are critical to the reputation of our institutions and our ability to attract and retain students. Any computer system error or failure, or a sudden and significant increase in traffic on our institutions’ computer networks or those of our third-party providers, may result in the unavailability of these computer networks. In addition, any significant failure of our computer networks could disrupt our on-campus operations. Individual, sustained or repeated occurrences could significantly damage the reputation of our institutions’ operations and result in a loss of potential or existing students. Additionally, our computer systems (and those of our third-party providers) and operations of our institutions are vulnerable to interruption or malfunction due to events beyond our control, including cyber-attacks, natural disasters and other catastrophic events and network and telecommunications failures. Like other global companies, our computer systems are regularly subject to and will continue to be the target of computer viruses, malware or other malicious codes (including ransomware), unauthorized access, cyber-attacks or other computer-related penetrations (including through the use of AI). While we have experienced attacks and threats to our data and systems, to date, we are not aware that we have experienced a material cyber-security breach. However, over time, the sophistication of these threats continues to increase. The preventative actions we take to reduce the risk of cyber incidents and protect our information and systems may be insufficient. A user who circumvents security measures could misappropriate proprietary information or cause interruptions to or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these incidents. Further, the disaster recovery plans and backup systems that we have in place may not be effective in addressing a natural disaster or catastrophic event that results in the destruction or disruption of any of our critical business or information technology and infrastructure systems. As a result of any of these events, we may not be able to conduct normal business operations and may be required to incur significant expenses in order to resume normal business operations. As a result, our revenues and results of operations may be materially adversely affected.

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

Due to the sensitive nature of the information contained on our networks, such as students’ grades and financial or other personal information, our networks have been targeted in the past, and may be a target in the future by hackers. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. See above risk factor regarding threats experienced by us and other global companies as continued targets of cyber security attacks and that, despite having experienced attacks and threats, we are not aware that we have experienced a material cyber-security breach. The preventative actions we take to reduce the risk of cyber incidents and protect our information may be insufficient. A user who circumvents security measures could misappropriate personal or proprietary information. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.

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

As of December 31, 2024, the net carrying value of our goodwill and other intangible assets totaled approximately $711 million. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Due to the revaluation of our assets at the time of the leveraged buyout transaction (LBO) and acquisitions we have completed historically, goodwill makes up a significant portion of our total assets. In accordance with generally accepted accounting principles, we periodically review goodwill and indefinite-lived intangibles for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Future reviews of goodwill and indefinite-lived intangibles could result in reductions. Any reduction in net income and operating income resulting from the write down or impairment of goodwill and indefinite-lived intangibles could adversely affect our financial results. If economic or industry conditions deteriorate or if market valuations decline, including with respect to our common stock, we may be required to impair goodwill and indefinite-lived intangibles in future periods.

We are incorporating artificial intelligence technologies into our programs and processes which may present business, compliance and reputational risks.

Recent technological advances in AI and machine-learning technology both present opportunities and pose risks to us. We use AI technologies in our offerings and technological platforms, and we are making investments in expanding the use of AI throughout our business. Other higher education institutions and online educational programs, however, may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively. If we fail to keep pace with rapidly evolving technological developments in AI, our competitive position and business results may suffer.

While AI-powered applications may help provide more tailored or personalized student experiences, if the content, analyses or recommendations that AI applications assist in producing are, or are perceived to be, deficient, inaccurate or biased, our reputation, competitive position and business may be materially and adversely affected. Additionally, use of AI has recently become the source of significant media attention and political debate, particularly within the education industry with respect to issues such as plagiarism, cheating and academic integrity. The introduction of these technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical and academic concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation and financial results. In addition, our personnel could, unbeknownst to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. The use of AI can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business.

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

A number of our institutions in Mexico and Peru are located in areas that are prone to damage from natural or other disasters and major weather events, which may be substantial and may occur with higher frequency or severity or be less predictable in the future due to the effects of climate change. For example, in 2023, the weather phenomenon known as El Niño returned. Peru and its economy are particularly vulnerable to El Niño, which generally results in an increase in storms, flooding and mudslides. Depending upon the severity of El Niño and its resulting impact on Peru and its economy, we may experience a range of disruptions, including reductions in enrollment, campus closures and flood-related damage, which could have a material adverse effect on our financial condition and results of operations. In addition, a number of our institutions in Mexico and Peru are located in areas that are prone to earthquake damage. For example, in 2017, a magnitude 7.1 earthquake struck

Mexico, causing a temporary suspension of activities at several UVM and UNITEC campuses that lasted 12 days on average, and we incurred significant direct costs for repairs due to the earthquake. It is possible that one or more of our institutions would be unable to operate for an extended period of time in the event of a hurricane, earthquake or other disaster that causes substantial damage to the area in which an institution is located. The failure of one or more of our institutions to operate for a substantial period of time could have a material adverse effect on our results of operations. In the event of a major natural or other disaster, we could also experience loss of life of students, faculty members and administrative staff, or liability for damages or injuries.

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

An epidemic, pandemic or other public health emergency could have a material adverse effect on our business, financial condition, cash flows and results of operations.

An epidemic, pandemic or other public health emergency in the locations in which our students, faculty, and staff live, work and attend classes could have an adverse effect on our business, financial condition, cash flows and results of operations. An epidemic, pandemic or other public health emergency could adversely affect global economies, market conditions and business operations across industries worldwide, including our industry. Any general economic slowdown or recession that disproportionately impacts the countries in which our institutions operate could have a material adverse effect on our business, financial condition, cash flows and results of operations. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

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

While the Credit Agreement provides for quarterly compliance with the Consolidated Senior Secured Debt to Consolidated EBITDA Ratio, as defined in the Credit Agreement, as of December 31, 2024, we were not required to comply with this covenant.

We rely on funds from our operating subsidiaries to meet our debt service and other obligations.

We conduct all of our operations through certain of our subsidiaries, and we have no significant assets other than cash of approximately $16 million as of December 31, 2024 held at corporate entities and the capital stock or other control rights of our subsidiaries. As a result, we rely on our operating subsidiaries to pay dividends or to make distributions or other payments to their parent companies. In addition, we rely on intercompany loan repayments and other payments from our operating subsidiaries to meet any existing or future debt service and other obligations, a substantial portion of which are denominated in U.S. dollars. The ability of our operating subsidiaries to pay dividends or to make distributions or other payments to their parent companies or directly to us will depend on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdictions of organization, regulatory requirements, agreements entered into by those operating subsidiaries and the covenants of any existing or future outstanding indebtedness that we or our subsidiaries may incur. Further, because most of our income is generated by our operating subsidiaries in non-U.S. dollar denominated currencies, our ability to service our U.S. dollar denominated debt obligations may be affected by any strengthening of the U.S. dollar compared to the functional currencies of our operating subsidiaries.

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

Stockholders who sell, exchange, or otherwise dispose of Company shares may be subject to Peruvian tax at a rate of 30% on their gain realized in such transaction determined under certain Peruvian valuation rules regardless of whether the transaction is taxable for non-Peruvian purposes. In determining the amount of such gain subject to such tax, the gain is first multiplied by the percentage of the Company’s value that is represented by its Peruvian business determined under certain Peruvian valuation rules (the “Peru Ratio”). This tax applies if the value of stock determined under certain Peruvian valuation rules (calculated in PEN) transferred multiplied by the Peru Ratio exceeds approximately $57 million applying the PEN/USD exchange rate at December 31, 2024 (the “Threshold”). The Threshold is calculated in PEN and changes with currency exchange rates. For purposes of determining whether the Threshold has been exceeded by any holder, all transfers made by such holder over any 12-month period are aggregated. For purposes of determining whether any tax is owed, the holder must have their basis “certified” by the Peruvian tax authorities in advance of such transaction. If the holder exceeds the Threshold and does not obtain a tax basis certificate before the transaction, the holder’s tax basis in the shares will be considered zero for Peruvian tax purposes. We advise current and future holders, who currently have or intend to own or trade in significant volumes of our common stock, to seek the advice of their own advisors with knowledge of the matters described above.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented processes for overseeing, identifying and managing material risks from cybersecurity threats and have integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level and that cybersecurity risk remains a key component of management activities, including continuously assessing, identifying, and managing material risks from cybersecurity threats. Our cybersecurity program is based on the U.S. National Institute for Standards and Technology standards and other applicable country-specific and industry frameworks.

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

Our CISO (who also serves as our Chief Information Officer) leads our information security organization and has primary responsibility for information security strategy, policy, managing our cybersecurity threat detection and response plan, and assessing and managing material risks from cybersecurity threats. With over 25 years of experience in information security, IT infrastructure and cybersecurity and with several industry certifications such as the Certified Chief Information Security Officer certification, our CISO brings a wealth of expertise to the role. Our CISO oversees our cybersecurity governance programs, monitors and assesses cybersecurity threats, monitor compliance with industry best practices and standards, and leads our ongoing employee cybersecurity training and awareness program.

Item 2. Properties

Laureate is headquartered in Miami, Florida. The following table summarizes the Company's properties by segment as of December 31, 2024:

Segment	Square feet leased space	Square feet owned space	Total square feet
Mexico	23,612,126	7,740,988	31,353,114
Peru	696,178	5,544,452	6,240,630
Corporate (including headquarters)	5,054	—	5,054
Total	24,313,358	13,285,440	37,598,798

Our Mexico and Peru segments lease or own various sites that may include a local headquarters and all or some of the facilities of a campus or location. Some of our owned facilities are subject to mortgages.

Item 3. Legal Proceedings

Our former Spanish holding company, Laureate Netherlands Holding B.V. (f/k/a Iniciativas Culturales de España, S.L.), was subject to various tax audits by the Spanish Taxing Authority (“STA”), resulting in the issuance of final assessments based on the STA’s rejection of the tax deductibility of financial expenses related to certain intercompany acquisitions. Accordingly, we have paid assessments totaling approximately $40.8 million for tax years during the period from 2006 to 2015. We filed various appeals of the assessments, which were rejected, and in June 2023, the Spanish Supreme Court ruled in favor of the STA on its appeal regarding these issues. As a result, the Company has no further recourse with respect to the related final assessments for tax years 2006 to 2010. The outcome of any remaining years under audit are not expected to have a material effect on the Company’s consolidated financial statements and thus will not be reported upon by the Company in subsequent periodic reports.

In May 2023, we were notified by the STA that an audit of our former Spanish holding company was being initiated in relation to corporate income tax for the period from January 2018 to May 2020 and withholding on account of non-resident income tax for the period from May 2019 to May 2020. In December 2024, after completion of the audit by the STA, the Company paid a final assessment of $0.4 million with respect to this matter, resulting in the closing of the audit.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq under the symbol “LAUR.”

Holders of Record

There were 56 holders of record of our common stock as of January 31, 2025. The number of beneficial owners of our common stock is substantially greater than the number of record holders because substantially all of our common stock is held in “street name” by banks and brokers.

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

Stock Performance Graph

The following graph compares the cumulative total return of our common stock, an industry peer group index, and the Nasdaq Composite Index from December 31, 2019 through December 31, 2024. We believe that our industry peer group represents the majority of the market value of publicly traded companies whose primary business is post-secondary education. The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 investment on December 31, 2019 in either our common stock, the companies in our industry peer group, or the Nasdaq Composite Index. Data for the Nasdaq Composite Index and our peer group assume reinvestment of dividends.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides a summary of the Company’s purchases of its common stock during the fourth quarter of the fiscal year ended December 31, 2024:

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares yet to be purchased under the plans or programs (in thousands)(1)
10/1/24 - 10/31/24	—	$—	—	$100,000
11/1/24 - 11/30/24	—	$—	—	$100,000
12/1/24 - 12/31/24	113	$17.99	113	$97,976
Total	113	$17.99	113	$97,976
(1) On September 13, 2024, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $100 million of the Company’s common stock. The Company’s repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Exchange Act. Repurchases may also be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have a fixed expiration date. The Company’s Board of Directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program at any time.

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

Overview

Our Business

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. Collectively, we have approximately 472,000 students enrolled at five institutions in these two countries. We believe that the higher education markets in Mexico and Peru present an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in those markets. We believe that the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education, creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy. We have two reportable segments as described below. We group our institutions by geography in Mexico and Peru for reporting purposes.

Our Segments

Our segments generate revenues by providing an education that emphasizes profession-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings utilize campus-based, online and hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. The Mexico and Peru markets are characterized by what we believe is a significant imbalance between supply and demand. The demand for higher education is large and growing and is fueled by several demographic and economic factors, including a growing middle class, global growth in services and technology-related industries and recognition of the significant personal and economic benefits gained by graduates of higher education institutions. The target demographics are primarily 18- to 24-year-olds in the countries in which we compete. We compete with other private higher education institutions on the basis of price, educational quality, reputation and location. We believe that we compare favorably with competitors because of our focus on quality, professional-oriented curriculum and the competitive advantages provided by our in-country networks. There are a number of private and public institutions in both of the countries in which we operate, and it is difficult to predict how the markets will evolve and how many competitors there will be in the future. We expect competition to increase as the Mexican and Peruvian markets mature. Essentially all of our revenues were generated from private pay sources as there are no material government-sponsored loan programs in Mexico or Peru. Specifics related to both of our reportable segments are discussed below:

•Private education providers in Mexico constitute approximately 39% of the total higher-education market. The private sector plays a meaningful role in higher education, bridging supply and demand imbalances created by a lack of capacity at public universities. Laureate owns two nationally licensed institutions and is present throughout the country with a footprint of over 30 campuses. Students in our Mexican institutions typically finance their own education.

•In Peru, private universities are increasingly providing the capacity to meet growing demand and constitute approximately 76% of the total higher-education market. Laureate owns three institutions in Peru, with a footprint of 19 campuses.

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

The following information for our reportable segments is presented as of December 31, 2024:

	Institutions	Enrollment	2024 Revenues (in millions)(1)	% Contribution to 2024 YTD Revenues
Mexico	2	258,500	$841.2	54%
Peru	3	213,500	725.2	46%
Total (1)	5	472,000	$1,566.6	100%
(1) Amounts related to Corporate totaled $0.2 million and are not separately presented.

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
Regulatory Environment and Other Matters
Our business is subject to varying laws and regulations based on the requirements of local jurisdictions. These laws and regulations are subject to updates and changes. We cannot predict the form of the rules that ultimately may be adopted in the future or what effects they might have on our business, financial condition, results of operations and cash flows. We will continue to develop and implement necessary changes that enable us to comply with such laws and regulations. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations,” and “Item 1—Business—Industry Regulation,” for a detailed discussion of our different regulatory environments and Note 16, Legal and Regulatory Matters, in our consolidated financial statements included elsewhere in this Form 10-K.

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

Many countries have enacted legislation and adopted policies to implement the global minimum tax resulting from the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting project. Significant details and guidance around the global minimum tax provisions are still pending. For countries that have enacted the global minimum tax, such taxes generally became effective for the Company beginning in 2024. Income tax expense could be adversely affected as the legislation becomes effective in countries in which we do business. We will continue to monitor pending legislation and implementation by individual countries in which we operate, and we do not expect the global minimum tax provisions to have a material impact on our results of operations, financial position or cash flows.

Results of Operations

The following discussion of the results of our operations is organized as follows:

•Summary Comparison of Consolidated Results;
•Non-GAAP Financial Measure; and
•Segment Results.

Summary Comparison of Consolidated Results

Comparison of Consolidated Results for the Years Ended December 31, 2024, 2023 and 2022

				% Change
				Better/(Worse)
(in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenues	$1,566.6	$1,484.3	$1,242.3	6%	19%
Direct costs	1,146.9	1,089.8	907.4	(5)%	(20)%
General and administrative expenses	45.8	52.6	64.8	13%	19%
Loss on impairment of assets	—	3.1	0.1	100%	nm
Operating income	374.0	338.8	270.0	10%	25%
Interest expense, net of interest income	(10.0)	(11.9)	(8.9)	16%	(34)%
Other non-operating income (expense)	50.5	(72.5)	(15.3)	170%	nm
Income from continuing operations before income taxes and equity in net income of affiliates	414.5	254.5	245.9	63%	3%
Income tax expense	(119.0)	(137.6)	(185.4)	14%	26%
Equity in net income of affiliates, net of tax	0.2	0.2	0.3	—%	(33)%
Income from continuing operations	295.7	117.0	60.7	153%	93%
Income (loss) from discontinued operations, net of tax	0.7	(9.8)	8.3	107%	nm
Net income	296.4	107.3	69.0	176%	56%
Net loss attributable to noncontrolling interests	0.1	0.3	0.6	67%	50%
Net income attributable to Laureate Education, Inc.	$296.5	$107.6	$69.6	176%	55%
nm - percentage changes not meaningful

Comparison of Consolidated Results for the Year Ended December 31, 2024 to the Year Ended December 31, 2023

Revenues increased by $82.3 million to $1,566.6 million for 2024 from $1,484.3 million for 2023. This increase was attributable to higher average total organic enrollment at our institutions, which increased revenues by $73.6 million compared to 2023. In addition, the effect of changes in tuition rates and enrollments in programs at varying price points (“product mix”), pricing and timing increased revenues by $34.8 million compared to 2023. These increases in revenues were partially offset by the effect of a net change in foreign currency exchange rates, which decreased revenues by $26.3 million, mainly driven by the weakening of the Mexican peso against the USD compared to 2023. Other Corporate and Eliminations changes accounted for an increase in revenues of $0.2 million.

Direct costs and general and administrative expenses combined increased by $50.3 million to $1,192.7 million for 2024 from $1,142.4 million for 2023. This increase in direct costs was driven by the effect of operational changes, which increased direct costs by $76.9 million compared to 2023, mostly attributable to the effect of higher enrollments at our institutions. This increase was partially offset by the effect of a net change in foreign currency exchange rates which decreased costs by $21.4 million. Additionally, other Corporate expenses decreased by $5.2 million.

Operating income increased by $35.2 million to $374.0 million for 2024 from $338.8 million for 2023. This increase was a result of higher operating income at our Mexico segment, combined with lower operating costs at Corporate. This increase was partially offset by lower operating income at our Peru segment, due in part to higher bad debt expense compared to 2023.

Interest expense, net of interest income decreased by $1.9 million to $10.0 million for 2024 from $11.9 million for 2023. The decrease in interest expense was primarily attributable to lower average debt balances compared to 2023.

Other non-operating income (expense) changed by $123.0 million to income of $50.5 million for 2024 from expense of $(72.5) million for 2023. This change in other non-operating income was attributable to a gain on foreign currency exchange for 2024 compared to a loss for 2023 for a change of $126.4 million, mainly related to intercompany loan arrangements. Additionally, other income was higher by $1.5 million compared to 2023. These increases in non-operating income were partially offset by a loss on disposal of subsidiaries for 2024 compared to a gain for 2023 for a change of $4.9 million, primarily attributable to the release of accumulated foreign currency translation balances upon the liquidation of certain subsidiaries.

Income tax expense decreased by $18.6 million to $119.0 million for 2024 from $137.6 million for 2023. This decrease was primarily attributable to a discrete tax benefit of approximately $37.9 million that was recorded during 2024 related to an entity restructuring, partially offset by a tax benefit recorded in 2023 of approximately $11.5 million for the release of valuation allowances in Mexico.

Income (loss) from discontinued operations, net of tax changed by $10.5 million to income of $0.7 million for 2024 compared to a loss of $(9.8) million for 2023. This change was primarily attributable to the year-over-year effect of a reserve recorded in 2023 related to an indemnification claim received, as well as changes in estimates during 2023 regarding the realizability of certain receivables from previous divestitures.

Comparison of Consolidated Results for the Year Ended December 31, 2023 to the Year Ended December 31, 2022

Revenues increased by $242.0 million to $1,484.3 million for 2023 from $1,242.3 million for 2022. The increase was attributable to: (1) the effect of a net change in foreign currency exchange rates, which increased revenues by $108.9 million, mainly driven by the strengthening of the Mexican peso against the USD compared to 2022; (2) higher average total organic enrollment at our institutions, which increased revenues by $79.3 million compared to 2022; and (3) the effect of changes in product mix, pricing and timing, which increased revenues by $57.9 million compared to 2022. These increases in revenues were partially offset by other Corporate and Eliminations changes, which accounted for a decrease in revenues of $4.1 million.

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

Operating income increased by $68.8 million to $338.8 million for 2023 from $270.0 million for 2022. This increase in operating income was a result of higher operating income at our Mexico and Peru segments, combined with lower operating costs at Corporate, as compared to 2022.

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

Non-GAAP Financial Measure

We define Adjusted EBITDA as net income (loss), before (income) loss from discontinued operations, net of tax, equity in net (income) loss of affiliates, net of tax, income tax expense (benefit), (gain) loss on disposal of subsidiaries, net, foreign currency exchange (gain) loss, net, other (income) expense, net, interest expense, interest income, and loss on debt extinguishment, plus depreciation and amortization, share-based compensation expense, loss on impairment of assets and expenses related to our Excellence-in-Process (EiP) initiative. Adjusted EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures.

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

The following table presents Adjusted EBITDA and reconciles Net income to Adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022:

				% Change
				Better/(Worse)
(in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net income	$296.4	$107.3	$69.0	176%	56%
Plus:
(Income) loss from discontinued operations, net of tax	(0.7)	9.8	(8.3)	(107)%	nm
Income from continuing operations	295.7	117.0	60.7	153%	93%
Plus:
Equity in net income of affiliates, net of tax	(0.2)	(0.2)	(0.3)	—%	(33)%
Income tax expense	119.0	137.6	185.4	14%	26%
Income from continuing operations before income taxes and equity in net income of affiliates	414.5	254.5	245.9	63%	3%
Plus:
Loss (gain) on disposal of subsidiaries, net	1.3	(3.6)	(1.4)	(136)%	157%
Foreign currency exchange (gain) loss, net	(50.7)	75.7	17.4	167%	nm
Other (income) expense, net	(1.2)	0.3	(0.8)	nm	(138)%
Interest expense	18.1	21.0	16.4	14%	(28)%
Interest income	(8.1)	(9.1)	(7.6)	(11)%	20%
Operating income	374.0	338.8	270.0	10%	25%
Plus:
Depreciation and amortization	68.2	69.6	59.1	2%	(18)%
EBITDA	442.2	408.4	329.1	8%	24%
Plus:
Share-based compensation expense (a)	7.8	7.1	8.8	(10)%	19%
Loss on impairment of assets (b)	—	3.1	0.1	100%	nm
EiP implementation expenses (c)	—	—	0.8	nm	100%
Adjusted EBITDA	$450.1	$418.6	$338.9	8%	24%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”
(b) Represents non-cash charges related to impairments of long-lived assets.
(c) EiP implementation expenses were related to our enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs), as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also included other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure, an enterprise-wide program aimed at revenue growth, and certain non-recurring costs incurred in connection with previous dispositions. The EiP initiative was completed as of December 31, 2021, except for certain EiP expenses during 2022 related to the run out of programs that began in prior periods.

Comparison of Depreciation and Amortization for the Years Ended December 31, 2024 and 2023

Depreciation and amortization decreased by $1.4 million to $68.2 million for 2024 from $69.6 million for 2023, which was primarily driven by the effects of changes in foreign currency exchange rates compared to 2023.

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

The following tables, derived from our consolidated financial statements included elsewhere in this Form 10-K, present selected financial information of our reportable segments:

(in millions)				% Change
				Better/(Worse)
For the year ended December 31,	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenues:
Mexico	$841.2	$782.6	$613.9	7%	27%
Peru	725.2	701.7	624.2	3%	12%
Corporate	0.2	—	4.1	nm	(100)%
Consolidated Total Revenues	$1,566.6	$1,484.3	$1,242.3	6%	19%

Adjusted EBITDA:
Mexico	$206.5	$177.0	$123.4	17%	43%
Peru	283.4	286.9	266.7	(1)%	8%
Corporate	(39.8)	(45.2)	(51.2)	12%	12%
Consolidated Total Adjusted EBITDA	$450.1	$418.6	$338.9	8%	24%
nm - percentage change not meaningful

Mexico

Financial Overview

Comparison of Mexico Results for the Year Ended December 31, 2024 to the Year Ended December 31, 2023

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2023	$782.6	$605.6	$177.0
Organic enrollment (1)	59.8
Product mix, pricing and timing (1)	22.3
Organic constant currency	82.1	48.3	33.8
Foreign exchange	(23.5)	(19.2)	(4.3)
December 31, 2024	$841.2	$634.7	$206.5
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $58.6 million, a 7% increase from 2023.
•Organic enrollment increased during 2024 by 8%, increasing revenues by $59.8 million.
•Revenues from our Mexico segment represented 54% of our consolidated total revenues for 2024 compared to 53% for 2023.

Adjusted EBITDA increased by $29.5 million, a 17% increase from 2023, mainly driven by higher revenues.

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

Peru

Financial Overview
Comparison of Peru Results for the Year Ended December 31, 2024 to the Year Ended December 31, 2023

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2023	$701.7	$414.8	$286.9
Organic enrollment (1)	13.8
Product mix, pricing and timing (1)	12.5
Organic constant currency	26.3	28.1	(1.8)
Foreign exchange	(2.8)	(1.1)	(1.7)
December 31, 2024	$725.2	$441.8	$283.4
(1) Organic enrollment and Product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $23.5 million, a 3% increase from 2023.
•Organic enrollment increased during 2024 by 2%, increasing revenues by $13.8 million.
•Revenues from our Peru segment represented 46% of our consolidated total revenues for 2024 compared to 47% for 2023.

Adjusted EBITDA decreased by $3.5 million, a 1% decrease from 2023, primarily due to higher marketing and bad debt expenses.

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

Operating results for Corporate for the years ended December 31, 2024, 2023 and 2022 were as follows:

				% Change
				Better/(Worse)
(in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenues	$0.2	$—	$4.1	nm	(100)%
Expenses	40.0	45.2	55.3	12%	18%
Adjusted EBITDA	$(39.8)	$(45.2)	$(51.2)	12%	12%
nm - percentage change not meaningful

Comparison of Corporate Results for the Year Ended December 31, 2024 to the Year Ended December 31, 2023

Adjusted EBITDA increased by $5.4 million, a 12% increase from 2023, mainly driven by a decrease in labor costs and other professional fees.

Comparison of Corporate Results for the Year Ended December 31, 2023 to the Year Ended December 31, 2022

Adjusted EBITDA increased by $6.0 million, a 12% increase from 2022, mainly driven by a decrease in labor costs and other professional fees.

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

As of December 31, 2024, our cash and cash equivalents were $91.4 million. Our cash accounts are maintained with high-quality financial institutions. The Company also maintains a revolving credit facility (the "Senior Secured Credit Facility") with a syndicate of financial institutions as a source of liquidity. The Senior Secured Credit Facility, pursuant to the Third Amended and Restated Credit Agreement, dated as of October 7, 2019 (the “Credit Agreement”, as amended by the First Amendment, dated as of July 20, 2020, the Second Amendment, dated as of December 23, 2022, and, as further amended by the Third Amendment, dated as of September 18, 2023, the “Amended Credit Agreement”), provided for borrowings of $145.0 million of revolving credit loans, which matured on October 7, 2024 (the “Series 2024 Tranche”) and $155.0 million of revolving credit loans maturing in September 2028 (the "Series 2028 Tranche") for a $300.0 million aggregate revolving credit facility (the “Revolving Credit Facility”). Given the maturity date of the Series 2024 Tranche, as of December 31, 2024, the borrowing capacity of the Revolving Credit Facility was $155.0 million. As a subfacility under the Revolving Credit Facility, the Amended Credit Agreement provides for letter of credit commitments in the aggregate amount of $10.0 million. From time to time, we draw down on the Revolving Credit Facility, and, in accordance with the terms of the credit agreement, any proceeds drawn on the Revolving Credit Facility may be used for general corporate purposes. As of December 31, 2024, the Company had no outstanding balance borrowed under the Revolving Credit Facility. In addition to the Revolving Credit Facility, our subsidiaries had approximately $80.3 million of available borrowing capacity under lines of credit and short-term borrowing arrangements as of December 31, 2024.

If certain conditions are satisfied, the Amended Credit Agreement also provides for incremental revolving and term loan facilities, at the request of the Company and subject to lender approval, not to exceed (i) the greater of (a) $172.5 million and (b) 50% of the Company's Consolidated EBITDA, plus (ii) additional amounts so long as both immediately before and after giving effect to such incremental facilities the Company’s Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, on a pro forma basis, does not exceed 2.25x, plus, (iii) the aggregate amounts of any voluntary repayments of term loans, if any, and aggregate amount of voluntary repayments of revolving credit facilities that are accompanied by a corresponding termination or reduction of revolving credit commitments.

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $6.5 million and $7.5 million as of December 31, 2024 and 2023, respectively. Restricted cash consists of cash equivalents held as assets for a supplemental employment retention agreement for a former executive.

Indefinite Reinvestment of Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As of December 31, 2024, $80.1 million of our total $91.4 million of cash and cash equivalents were held by foreign subsidiaries. As of December 31, 2023, $82.7 million of our total $89.4 million of cash and cash equivalents were held by foreign subsidiaries. As part of our business strategies, we have determined that the undistributed historical earnings of our foreign operations for which we have not already recorded taxes will be deemed indefinitely reinvested outside of the United States.

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

Debt

As of December 31, 2024, our debt obligations consisted of lines of credit and short-term borrowing arrangements of subsidiaries and notes payable, which totaled $53.8 million. In addition, our finance lease obligations and sale-leaseback financings were $48.4 million.

Senior Secured Credit Facility

As of December 31, 2024, there was no balance outstanding under our Senior Secured Credit Facility. As of December 31, 2023, there was a $59.0 million balance outstanding under our Senior Secured Credit Facility.

Other Debt

Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries and notes payable, the significant components of which are described below.

As of December 31, 2024 and 2023, the aggregate outstanding balances on our lines of credit were $30.0 million and $10.9 million, respectively.

One of our subsidiaries in Mexico holds an unsecured term loan which was scheduled to mature in June 2024. During the second quarter of 2024, we entered into a loan modification, which extended the maturity of the loan to June 2029. The loan carries a variable interest rate, plus an applicable margin, which is established based on the ratio of debt to EBITDA, as defined in the agreement (11.74% as of December 31, 2024). Under the loan modification agreement, the current quarterly payments on the loan total MXN $4.3 million ($0.2 million at December 31, 2024) and increase over the remaining term of the loan to MXN $23.4 million ($1.2 million at December 31, 2024), with a balloon payment of MXN 170.0 million ($8.4 million at December 31, 2024) due at maturity. As of December 31, 2024 and 2023, the outstanding balance of this loan was $20.8 million and $29.5 million, respectively.

Covenants

The Amended Credit Agreement provides that, solely with respect to the revolving credit facility, the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, to exceed 3 as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The Amended Credit Agreement also provides that if less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of December 31, 2024, this condition was satisfied and, therefore, we were not subject to the leverage ratio. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of December 31, 2024.

Leases

We conduct a significant portion of our operations from leased facilities, including many of our higher education facilities and other office locations. As discussed in Note 9, Leases, in our consolidated financial statements included elsewhere in this Form 10-K, we have significant operating lease liabilities recorded related to our leased facilities, which will require future cash payments. As of December 31, 2024 and 2023, the present value of operating lease liabilities was $327.1 million and $417.6 million, respectively. Based on the operating leases outstanding at December 31, 2024, $86.5 million of minimum lease payments will be required during 2025. In addition, we had finance lease obligations and sale-leaseback financings of $48.4 million and $57.6 million as of December 31, 2024 and 2023, respectively.

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

Our total capital expenditures, excluding receipts from the sale of subsidiaries and property and equipment, were $71.9 million, $56.5 million and $53.1 million during 2024, 2023 and 2022, respectively. The 27% increase in capital expenditures for 2024 compared to 2023 was primarily due to the purchase of a parcel of land and a new campus construction project that began in 2024, combined with higher spending in Mexico for campus consolidation related to the implementation of a real estate optimization plan. The 6% increase in capital expenditures for 2023 compared to 2022 was primarily due to investment in equipment for health science programs in Peru as well as campus expansion and digital innovation in Mexico.

Stock Repurchase Program

On September 13, 2024, the Company announced that its Board of Directors had approved a new stock repurchase program to acquire up to $100 million of the Company’s common stock. The Company’s repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s Board of Directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. As of December 31, 2024, the approximate dollar value of shares yet to be purchased under this stock repurchase program was $98.0 million. The Company intends to finance the repurchases with free cash flow, excess cash and liquidity on-hand, including available capacity under its Revolving Credit Facility.

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

The following table summarizes our cash flows from operating, investing, and financing activities for each of the past three fiscal years:

(in millions)	2024	2023	2022
Cash provided by (used in):
Operating activities	$232.7	$250.8	$178.2
Investing activities	(57.5)	(51.9)	30.3
Financing activities	(166.9)	(201.9)	(461.6)
Effects of exchange rate changes on cash	(7.5)	6.6	1.2
Change in cash included in current assets held for sale	0.3	(0.5)	—
Net change in cash and cash equivalents and restricted cash	$1.0	$3.1	$(251.8)

Comparison of Cash Flows for the Year Ended December 31, 2024 to the Year Ended December 31, 2023

Operating activities
Cash provided by operating activities decreased by $18.1 million to $232.7 million for 2024, compared to $250.8 million for 2023. This decrease in operating cash inflows was attributable to an increase in cash paid for taxes of $23.5 million, from $171.3 million in 2023 to $194.8 million in 2024, which was primarily driven by taxes paid during 2024 as a result of the distribution of certain intercompany loans. This decrease in operating cash inflows was partially offset by lower cash paid for interest of $3.7 million, from $20.3 million in 2023 to $16.6 million in 2024, attributable to lower average debt balances in 2024 compared to 2023. In addition, higher operating income combined with the net effect of changes in operating assets and liabilities increased operating cash flows by $1.7 million compared to 2023.

Investing activities

Cash used in investing activities increased by $5.6 million to $(57.5) million for 2024 from $(51.9) million for 2023. This increase in investing cash outflows was primarily attributable to higher capital expenditures of $15.4 million compared to 2023, mainly driven by the purchase of land and construction costs for a new campus in 2024. In addition, the year-over-year change in cash flows related to run-out activity from previously sold discontinued operations decreased investing cash flows by $7.9 million to a cash outflow of $(3.6) million for 2024 from a cash inflow of $4.3 million for 2023, which was primarily driven by a payment in 2024 to settle an indemnification claim in connection with the 2021 sale of the Walden Group, combined with the year-over-year effect of the collection of an earnout receivable in 2023 related to the 2021 sale of our Brazilian operations. These increases in investing cash outflows were partially offset by higher cash proceeds from the sale of property and equipment of $17.7 million, which was primarily related to the sale of certain real estate in the United States and Mexico during 2024.

Financing activities

Cash used in financing activities decreased by $35.0 million to $(166.9) million for 2024 from $(201.9) million for 2023. This decrease in financing cash outflows was primarily attributable to lower payments of special dividends and distributions of $110.8 million, from $112.5 million in 2023 to $1.7 million in 2024. Additionally, net payments of long-term debt during 2024 as compared to 2023 were lower by $29.3 million. These decreases in financing cash outflows were partially offset by payments for common stock repurchases of $102.1 million during 2024. Other items accounted for the remaining difference of $3.0 million.

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

Investing activities

Cash from investing activities decreased by $82.2 million to a cash outflow of $(51.9) million for 2023 from a cash inflow of $30.3 million in 2022. This decrease in investing cash flows was attributable to lower cash receipts from the sales of discontinued operations and property and equipment of $78.9 million, from $83.4 million, net, during 2022 (primarily related to the receipt of the escrow receivable in connection with the 2021 sale of Walden University and the collection of certain receivables from the 2021 sale of our Brazilian operations) to $4.5 million, net, in 2023 (primarily related to the receipt of an earnout receivable from the sale of our Brazilian operations). Additionally, cash used for capital expenditures increased by $3.4 million compared to 2022, mainly driven by investment in equipment for health science programs in Peru as well as campus expansion and digital innovation in Mexico. Other items accounted for the remaining difference of $0.1 million.

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

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, in our consolidated financial statements included elsewhere in this Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. Management has discussed the selection of these critical accounting policies and estimates with the Audit and Risk Committee of the Board of Directors.

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

See Note 12, Income Taxes, in our consolidated financial statements included elsewhere in this Form 10-K for details of our deferred taxes and tax contingencies.

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

Interest Rate Risk

We are subject to risk from fluctuations in interest rates, primarily relating to our Senior Secured Credit Facility and certain local debt, which bear interest at variable rates. Based on our outstanding variable-rate debt as of December 31, 2024, an increase of 100 basis points in our weighted-average interest rate would result in an increase in interest expense of $0.2 million on an annual basis.

Foreign Currency Exchange Risk

We use the USD as our reporting currency. We derived substantially all of our revenues outside of the United States for the year ended December 31, 2024. Our business is transacted through a network of international and domestic subsidiaries, generally in the local currency, considered the functional currency for that subsidiary.

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

For the year ended December 31, 2024, a hypothetical 10% adverse change in average annual foreign currency exchange rates would have decreased Revenues, Operating income and Adjusted EBITDA by approximately $156.6 million, $43.6 million and $50.4 million, respectively. We monitor the impact of foreign currency movements related to differences between our subsidiaries' local currencies and the USD.

Item 8. Financial Statements and Supplementary Data

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP (PCAOB No. 238), an independent registered public accounting firm, as stated in their report which appears herein.

Date: February 20, 2025

/s/ EILIF SERCK-HANSSEN
Eilif Serck-Hanssen
President and Chief Executive Officer

/s/ RICHARD M. BUSKIRK
Richard M. Buskirk
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Laureate Education, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Laureate Education, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue recognition

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s revenue was $1,566.6 million for the year ended December 31, 2024. The Company’s revenues primarily consist of tuition and educational services revenues. Other revenues, such as revenues from student fees and other education-related activities, are less material to the overall financial results and have a tendency to trend with tuition revenues. Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration that management expects to be entitled to in exchange for those goods or services. These revenues are recognized net of scholarships and other discounts, refunds and waivers.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) testing the completeness, accuracy, and occurrence of revenue recognized for samples of revenue transactions by obtaining and inspecting source documents, such as student contracts and registration, transcripts, the universities’ academic calendar and academic catalogue, and subsequent cash receipts, where applicable; (ii) testing samples of outstanding student balances as of December 31, 2024 by obtaining and inspecting subsequent cash receipts and for balances not paid, obtaining and inspecting source documents, such as student contracts and registration and transcripts, where applicable; and (iii) testing deferred revenue, on a sample basis, by obtaining and inspecting source documents, such as student contracts and registration and the academic calendar, where applicable.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
February 20, 2025

We have served as the Company’s auditor since 2007, which includes periods before the Company became subject to SEC reporting requirements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the years ended December 31,	2024	2023	2022

Revenues	$1,566,642	$1,484,288	$1,242,271
Costs and expenses:
Direct costs	1,146,883	1,089,781	907,365
General and administrative expenses	45,776	52,612	64,750
Loss on impairment of assets	—	3,073	144
Operating income	373,983	338,822	270,012
Interest income	8,058	9,085	7,567
Interest expense	(18,102)	(20,986)	(16,418)
Other income (expense), net	1,222	(325)	770
Foreign currency exchange gain (loss), net	50,658	(75,702)	(17,444)
(Loss) gain on disposals of subsidiaries, net	(1,304)	3,567	1,364
Loss on debt extinguishment	(31)	—	—
Income from continuing operations before income taxes and equity in net income of affiliates	414,484	254,461	245,851
Income tax expense	(118,979)	(137,603)	(185,391)
Equity in net income of affiliates, net of tax	237	171	258
Income from continuing operations	295,742	117,029	60,718
Income (loss) from discontinued operations, net of tax benefit (expense) of $0, $0 and $508, respectively	654	(9,762)	8,260
Net income	296,396	107,267	68,978
Net loss attributable to noncontrolling interests	78	323	595
Net income attributable to Laureate Education, Inc.	$296,474	$107,590	$69,573

Basic earnings per share:
Income from continuing operations	$1.93	$0.75	$0.37
Income (loss) from discontinued operations	—	(0.06)	0.05
Basic earnings per share	$1.93	$0.69	$0.42
Diluted earnings per share:
Income from continuing operations	$1.92	$0.74	$0.36
Income (loss) from discontinued operations	—	(0.06)	0.05
Diluted earnings per share	$1.92	$0.68	$0.41
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the years ended December 31,	2024	2023	2022

Net income	$296,396	$107,267	$68,978
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for all years	(189,647)	170,201	77,233
Minimum pension liability adjustment, net of tax of $270, $206 and $140, respectively	(416)	82	560
Total other comprehensive (loss) income	(190,063)	170,283	77,793
Comprehensive income	106,333	277,550	146,771
Net comprehensive loss attributable to noncontrolling interests	75	320	582
Comprehensive income attributable to Laureate Education, Inc.	$106,408	$277,870	$147,353
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$91,350	$89,392
Restricted cash	6,504	7,505
Receivables:
Accounts and notes receivable	189,124	173,571
Other receivables	3,190	3,509
Allowance for doubtful accounts	(100,527)	(84,967)
Receivables, net	91,787	92,113
Income tax receivable	7,086	15,224
Prepaid expenses and other current assets	30,020	19,284
Current assets held for sale	564	889
Total current assets	227,311	224,407
Property and equipment:
Land	127,413	129,229
Buildings	347,522	377,954
Furniture, equipment and software	504,648	556,134
Leasehold improvements	125,690	137,171
Construction in-progress	27,997	22,673
Accumulated depreciation and amortization	(619,018)	(660,935)
Property and equipment, net	514,252	562,226
Operating lease right-of-use assets, net	292,387	371,611
Goodwill	563,404	661,482
Tradenames, net	147,911	169,183
Deferred costs, net	4,732	4,981
Deferred income taxes	60,823	71,426
Other assets	40,830	44,896
Long-term assets held for sale	10,410	15,404
Total assets	$1,862,060	$2,125,616
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	December 31, 2024	December 31, 2023
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$35,340	$43,239
Accrued expenses	60,972	69,464
Accrued compensation and benefits	91,311	96,652
Deferred revenue and student deposits	64,340	69,351
Current portion of operating leases	48,170	57,514
Current portion of long-term debt and finance leases	41,260	52,828
Income taxes payable	2,371	40,204
Other current liabilities	22,941	22,714
Current liabilities held for sale	1,190	1,248
Total current liabilities	367,895	453,214
Long-term operating leases, less current portion	278,957	360,120
Long-term debt and finance leases, less current portion	59,027	112,241
Deferred compensation	8,269	9,511
Income taxes payable	136,473	140,492
Deferred income taxes	12,433	56,490
Other long-term liabilities	31,984	34,151
Long-term liabilities held for sale	8,479	10,259
Total liabilities	903,517	1,176,478
Redeemable noncontrolling interests and equity	1,398	1,398
Stockholders' equity:
Preferred stock, par value $0.001 per share – 50,000 shares authorized and no shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.004 per share – 700,000 shares authorized, 150,794 shares issued and outstanding as of December 31, 2024 and 157,586 shares issued and outstanding as of December 31, 2023	604	630
Additional paid-in capital	1,129,511	1,179,721
Retained earnings	291,644	41,862
Accumulated other comprehensive loss	(462,210)	(272,144)
Total Laureate Education, Inc. stockholders' equity	959,549	950,069
Noncontrolling interests	(2,404)	(2,329)
Total stockholders' equity	957,145	947,740
Total liabilities and stockholders' equity	$1,862,060	$2,125,616
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
IN THOUSANDS

	Laureate Education, Inc. Stockholders
	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock at cost	Non-controlling interests	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2021	180,611	$915	$2,388,783	$15,523	$(520,204)	$(744,174)	$(1,285)	$1,139,558
Non-cash stock compensation	—	—	8,776	—	—	—	—	8,776
Exercise of stock options and vesting of restricted stock and restricted stock units, net of shares withheld to satisfy tax withholding	1,948	8	11,214	—	—	—	—	11,222
Purchase of treasury stock at cost	(25,546)	—	—	—	—	(282,098)	—	(282,098)
Special cash distribution, special cash dividend, and equitable adjustments to stock-based compensation awards	—	—	(204,336)	(45,852)	—	—	—	(250,188)
Change in noncontrolling interests	—	—	2	—	—	—	(2)	—
Reclassification of redeemable equity to non-redeemable equity	—	—	316	—	—	—	—	316
Net income	—	—	—	69,573	—	—	(595)	68,978
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	77,220	—	13	77,233
Minimum pension liability adjustment, net of tax of $140	—	—	—	—	560	—	—	560
Balance at December 31, 2022	157,013	$923	$2,204,755	$39,244	$(442,424)	$(1,026,272)	$(1,869)	$774,357
Non-cash stock compensation	—	—	7,114	—	—	—	—	7,114
Exercise of stock options and vesting of restricted stock and restricted stock units, net of shares withheld to satisfy tax withholding	573	2	(270)	—	—	—	—	(268)
Retirement of treasury stock		(295)	(1,025,977)	—	—	1,026,272	—	—
Special cash dividend and equitable adjustments to stock-based compensation awards	—	—	(5,917)	(104,972)	—	—	—	(110,889)
Change in noncontrolling interests	—	—	16	—	—	—	(140)	(124)
Net income	—	—	—	107,590	—	—	(323)	107,267
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	170,198	—	3	170,201
Minimum pension liability adjustment, net of tax of $206	—	—	—	—	82	—	—	82
Balance at December 31, 2023	157,586	$630	$1,179,721	$41,862	$(272,144)	$—	$(2,329)	$947,740
Non-cash stock compensation	—	—	7,843	—	—	—	—	7,843
Exercise of stock options and vesting of restricted stock and restricted stock units, net of shares withheld to satisfy tax withholding	484	1	(1,776)	—	—	—	—	(1,775)
Stock repurchase and retirement	(7,276)	(27)	(56,328)	(46,692)	—	—	—	(103,047)
Special cash dividend and equitable adjustments to stock-based compensation awards	—	—	51	—	—	—	—	51
Net income	—	—	—	296,474	—	—	(78)	296,396
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	(189,650)	—	3	(189,647)
Minimum pension liability adjustment, net of tax of $270	—	—	—	—	(416)	—	—	(416)
Balance at December 31, 2024	150,794	$604	$1,129,511	$291,644	$(462,210)	$—	$(2,404)	$957,145
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the years ended December 31,	2024	2023	2022
Cash flows from operating activities
Net income	$296,396	$107,267	$68,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	68,241	69,618	59,132
Amortization of operating lease right-of-use assets	36,969	33,235	29,394
Loss on impairment of assets	—	3,073	144
(Gain) loss on sales and disposal of subsidiaries, property and equipment and leases, net	(5,103)	9,603	(11,146)
Non-cash interest expense	1,541	1,018	1,591
Non-cash share-based compensation expense	7,843	7,114	8,776
Bad debt expense	55,753	43,733	21,972
Deferred income taxes	(38,524)	(55,856)	(530)
Unrealized foreign currency exchange (gain) loss	(53,109)	75,488	13,907
Non-cash loss from non-income tax contingencies	—	—	743
Loss on debt extinguishment	31	—	—
Other, net	(2,910)	283	6,086
Changes in operating assets and liabilities:
Receivables	(57,975)	(51,738)	(27,524)
Prepaid expenses and other assets	(15,188)	2,621	4,800
Accounts payable and accrued expenses	4,748	(4,260)	(10,464)
Income tax receivable/payable, net	(30,612)	23,298	31,330
Deferred revenue and other liabilities	(35,368)	(13,717)	(18,959)
Net cash provided by operating activities	232,733	250,780	178,230
Cash flows from investing activities
Purchase of property and equipment	(71,886)	(56,437)	(52,756)
Expenditures for deferred costs	(17)	(20)	(312)
Receipts from sales of property and equipment	17,964	274	468
Net (payments) receipts related to sales of discontinued operations	(3,610)	4,265	82,946
Net cash (used in) provided by investing activities	(57,549)	(51,918)	30,346
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	155,146	153,772	496,253
Payments on long-term debt	(215,560)	(243,438)	(433,705)
Payments to purchase noncontrolling interests	—	(123)	—
Payments of special dividends, special cash distributions, and dividend equivalent rights	(1,714)	(112,478)	(253,188)
Proceeds from exercise of stock options	230	2,308	13,216
Payments to repurchase common stock	(102,067)	—	(282,151)
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(2,894)	(623)	(1,994)
Payment of debt issuance costs	(79)	(1,306)	—
Net cash used in financing activities	(166,938)	(201,888)	(461,569)
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	(7,546)	6,641	1,202
Change in cash included in current assets held for sale	257	(502)	—
Net change in Cash and cash equivalents and Restricted cash	957	3,113	(251,791)
Cash and cash equivalents and Restricted cash at beginning of period	96,897	93,784	345,575
Cash and cash equivalents and Restricted cash at end of period	$97,854	$96,897	$93,784
The accompanying notes are an integral part of these consolidated financial statements.

Laureate Education, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands)
Note 1. Description of Business

Laureate Education, Inc. and subsidiaries (hereinafter Laureate, we, us, our, or the Company) provide higher education programs and services to students through a portfolio of degree-granting higher education institutions in Mexico and Peru. Laureate's programs are provided through institutions that are campus-based and through electronically distributed educational programs (online). We are domiciled in Delaware as a public benefit corporation, a demonstration of our long-term commitment to our mission to benefit our students and society. The Company completed its initial public offering (IPO) on February 6, 2017, and its shares are listed on the Nasdaq Global Select Market under the symbol “LAUR.”

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

Noncontrolling Interests

A noncontrolling interest is the portion of a subsidiary that is not attributable to us either directly or indirectly. A noncontrolling interest can also be referred to as a minority interest. We recognize noncontrolling interest holders’ share of equity and net income or loss separately in Noncontrolling interests in the Consolidated Balance Sheets and Net loss attributable to noncontrolling interests in the Consolidated Statements of Operations.

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

The reconciliations of the beginning and ending balances of the Allowance for doubtful accounts were as follows:

For the years ended December 31,	2024	2023	2022
Balance at beginning of period	$84,967	$61,882	$62,226
Additions: charges to bad debt expense	55,753	43,733	21,972
Deductions (1)	(40,193)	(20,648)	(22,316)
Balance at end of period	$100,527	$84,967	$61,882
(1) Deductions include accounts receivable written off against the allowance (net of recoveries) and foreign currency translation.

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

Deferred costs on the Consolidated Balance Sheets consist primarily of direct costs associated with costs to obtain a contract. As discussed in Note 3, Revenue, Laureate defers certain commissions and bonuses earned by third-party agents and our employees that are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are amortized over the period of benefit which ranges from two to four years. As of December 31, 2024 and 2023, the unamortized balances of contract costs were $4,482 and $4,527, respectively.

Debt Issuance Costs

Debt issuance costs were paid as a result of certain debt transactions and are presented as a deduction from debt. These debt issuance costs are amortized over the term of the associated debt instruments. The amortization expense is recognized as a component of Interest expense in the Consolidated Statements of Operations. As of December 31, 2024 and 2023, the unamortized balances of debt issuance costs were $1,858 and $2,372, respectively.

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

Advertising

Laureate expenses advertising costs as incurred. Advertising expenses were $88,483, $75,926 and $61,871 for the years ended December 31, 2024, 2023 and 2022, respectively, and are recorded in Direct costs in our Consolidated Statements of Operations.

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

We used the Black-Scholes-Merton option pricing model to calculate the fair value of stock options granted in prior years. This option valuation model requires the use of subjective assumptions, including the estimated fair value of the underlying common stock, the expected stock price volatility, and the expected term of the option. The estimated fair value of the underlying common stock is based on the closing price of our common stock on the grant date. Our volatility estimates for all previously granted stock options were based on an average of: (1) a peer group of companies and (2) Laureate's historical volatility given that we have only been publicly traded since February 2017. We estimate the expected term of awards to be the weighted average mid-point between the vesting date and the end of the contractual term. We used this method to estimate the expected term because we did not have sufficient historical exercise data. There were no stock options granted in 2024, 2023 and 2022.

During the years ended December 31, 2024, 2023, and 2022, Laureate has granted restricted stock, restricted stock units, and performance awards for which the vesting is based on annual performance metrics of the Company. For interim periods, we use our year-to-date actual results, financial forecasts, and other available information to estimate the probability of the award vesting based on the performance metrics. The related compensation expense recognized is affected by our estimates of the vesting probability of these performance awards.

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

For additional information regarding income taxes and deferred tax assets and liabilities, see Note 12, Income Taxes.

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

Recently Adopted Accounting Standards

Accounting Standards Update (ASU) ASU No. 2023-07 (ASU 2023-07), Segment Reporting (Topic 280); Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07 in order to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories and amounts for each reportable segment. The new guidance is effective for the Company's 2024 year-end financial statements and should be adopted retrospectively unless impracticable. The guidance does not affect recognition or measurement in the Company's Consolidated Financial Statements. See Note 6, Business and Geographic Segment Information for our updated disclosure.

Recently Issued Accounting Standards Not Yet Adopted

ASU No. 2024-03 (ASU 2024-03), Income Statement—Reporting Comprehensive, Income—Expense Disaggregation Disclosures (Subtopic 220-40); Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, in order to enhance disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. These enhanced disclosures are intended to help investors more effectively assess the entity’s performance, understand its cost structure, and make more accurate forecasts of future cash flows. The guidance will be effective for the Company's 2027 year-end financial statements. The guidance does not affect recognition or measurement in the Company's Consolidated Financial Statements.

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

The following table shows the components of Revenues by reportable segment and as a percentage of total net revenue for the years ended December 31, 2024, 2023 and 2022:

	Mexico	Peru	Corporate(1)	Total
2024
Tuition and educational services	$1,121,019	$726,444	$—	$1,847,463	118%
Other	137,085	70,689	207	207,981	13%
Gross revenue	1,258,104	797,133	207	2,055,444	131%
Less: Discounts / waivers / scholarships	(416,868)	(71,934)	—	(488,802)	(31)%
Total	$841,236	$725,199	$207	$1,566,642	100%
2023
Tuition and educational services	$1,020,420	$687,642	$—	$1,708,062	115%
Other	133,913	68,901	(22)	202,792	14%
Gross revenue	1,154,333	756,543	(22)	1,910,854	129%
Less: Discounts / waivers / scholarships	(371,722)	(54,844)	—	(426,566)	(29)%
Total	$782,611	$701,699	$(22)	$1,484,288	100%
2022
Tuition and educational services	$778,066	$613,379	$—	$1,391,445	112%
Other	112,294	58,087	4,091	174,472	14%
Gross revenue	890,360	671,466	4,091	1,565,917	126%
Less: Discounts / waivers / scholarships	(276,418)	(47,228)	—	(323,646)	(26)%
Total	$613,942	$624,238	$4,091	$1,242,271	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $189,124 and $173,571 as of December 31, 2024 and 2023, respectively. All contract asset amounts are classified as current. Contract liabilities in the amount of $64,340 and $69,351 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively. Substantially all of the contract liability balance at the beginning of the year was recognized into revenue during the year ended December 31, 2024.

Costs to Obtain a Contract

Certain commissions and bonuses earned by third-party agents and our employees are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over the period of benefit which ranges from two to four years. We determined the expected period of benefit, by university, as the expected student enrollment period. As of December 31, 2024 and 2023, the asset balances were approximately $10,800 and $11,400, respectively, and the accumulated amortization balances were approximately $6,300 and $6,900, respectively, both of which are included in Deferred costs, net, in the accompanying Consolidated Balance Sheets. The associated operating costs of approximately $2,700 and $2,200, respectively, were recorded in Direct costs in the accompanying Consolidated Statement of Operations for the years ended December 31, 2024 and 2023. We also pay certain commissions and bonuses where the period of benefit is one year or less.

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

	December 31, 2024	December 31, 2023
Assets Held for Sale
Cash and cash equivalents	$246	$502
Receivables, net	319	376
Property and equipment, net	2,897	6,310
Operating lease right-of-use assets, net	7,512	9,094
Other assets	—	11
Total assets held for sale	$10,974	$16,293

Liabilities Held for Sale
Deferred revenue and student deposits	$756	$731
Operating leases, including current portion	7,606	9,214
Long-term debt, including current portion	704	859
Other liabilities	603	703
Total liabilities held for sale	$9,669	$11,507

The long-term debt balance represents a finance lease for property.

Property Sales

During the second quarter of 2024, the Company completed the sale of a parcel of land in the United States that was classified as held for sale as of December 31, 2023. The Company received proceeds of approximately $3,100 from the sale and recognized a loss of approximately $24, which is included in Direct costs in the Consolidated Statement of Operations for 2024.

During the third quarter of 2024, the Company completed the sale of real estate in Mexico that was classified as held for sale as of December 31, 2023. In connection with this transaction, the Company also terminated two lease agreements in Mexico, resulting in a net loss of approximately $4,500 that is included in Direct costs in the Consolidated Statement of Operations for 2024.

During the fourth quarter of 2024, the Company completed the sales of additional real estate in Mexico that was classified as held for sale as of December 31, 2023. The Company received proceeds of approximately $14,400 and recognized a gain of approximately $9,400, which is included in Direct costs in the Consolidated Statement of Operations for 2024.

Note 5. Dispositions

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

Under the Walden Purchase Agreement, the Company agreed to indemnify the Walden Purchaser under certain circumstances. In January 2024, the Walden Purchaser made a claim under these indemnification provisions and the Company determined that approximately $5,500 was payable to the Walden Purchaser. Accordingly, as of December 31, 2023, the Company recorded a liability for this amount through loss on sale of discontinued operations, as it represented an adjustment to the sale price of the Walden Group. This liability was fully settled during the fourth quarter of 2024.

Note 6. Business and Geographic Segment Information

Laureate’s educational services are offered through two reportable segments: Mexico and Peru. Laureate determines its segments based on information utilized by the chief operating decision maker to allocate resources and assess performance. Laureate's Chief Executive Officer is the chief operating decision maker.

Our segments generate revenues by providing an education that emphasizes profession-oriented fields of study with undergraduate and graduate degrees in a wide range of disciplines. Our educational offerings utilize campus-based, online and hybrid (a combination of online and in-classroom) courses and programs to deliver their curriculum. The Mexico and Peru markets are characterized by what we believe is a significant imbalance between supply and demand. The demand for higher education is large and growing and is fueled by several demographic and economic factors, including a growing middle class, global growth in services and technology-related industries and recognition of the significant personal and economic benefits gained by graduates of higher education institutions. The target demographics are primarily 18- to 24-year-olds in the countries in which we compete. We compete with other private higher education institutions on the basis of price, educational quality, reputation and location. We believe that we compare favorably with competitors because of our focus on quality, professional-oriented curriculum and the competitive advantages provided by our in-country networks. There are a number of private and public institutions in both of the countries in which we operate, and it is difficult to predict how the markets will evolve and how many competitors there will be in the future. We expect competition to increase as the Mexican and Peruvian markets mature. Essentially all of our revenues were generated from private pay sources as there are no material government-sponsored loan programs in Mexico or Peru. Specifics related to both of our reportable segments are discussed below.

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

The chief operating decision maker uses Adjusted EBITDA to evaluate performance and to allocate resources for each segment in the annual budget and monthly forecasting process. Adjusted EBITDA is defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: (Loss) gain on disposals of subsidiaries, net, Foreign currency exchange gain (loss), net, Other income (expense), net, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, Share-based compensation expense and expenses related to our Excellence-in-Process (EiP) initiative. Our EiP initiative was completed as of December 31, 2021, except for certain EiP expenses during 2022 related to the run out of programs that began in prior periods. EiP was an enterprise-wide initiative to optimize and standardize Laureate’s processes, creating vertical integration of procurement, information technology, finance, accounting and human resources. It included the establishment of regional shared services organizations (SSOs), as well as improvements to the Company's system of internal controls over financial reporting. The EiP initiative also included other back- and mid-office areas, as well as certain student-facing activities, expenses associated with streamlining the organizational structure, an enterprise-wide program aimed at revenue growth, and certain non-recurring costs incurred in connection with previous dispositions. The chief decision maker considers budget-to-actual variances for Adjusted EBITDA when making decisions about allocating resources to the segments.

Adjusted EBITDA is also a key measure used by our management and Board of Directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-

to-period comparisons of our core business. Additionally, Adjusted EBITDA is a key financial measure used by the Compensation Committee of our Board of Directors and our Chief Executive Officer in connection with the payment of incentive compensation to our executive officers and other members of our management team. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. We use total assets as the measure of assets for reportable segments.

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Income from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations, for the years ended December 31, 2024, 2023 and 2022:

	Mexico	Peru	Corporate	Total
2024
Revenues	$841,236	$725,199	$207	$1,566,642
Depreciation and amortization expense	40,617	26,677	947	68,241
Total assets	1,143,053	567,310	151,697	1,862,060
Expenditures for long-lived assets	40,410	31,493	—	71,903
2023
Revenues	$782,611	$701,699	$(22)	$1,484,288
Depreciation and amortization expense	39,421	27,951	2,246	69,618
Loss on impairment of assets	1,620	—	1,453	3,073
Total assets	1,396,605	559,428	169,583	2,125,616
Expenditures for long-lived assets	37,411	18,980	66	56,457
2022
Revenues	$613,942	$624,238	$4,091	$1,242,271
Depreciation and amortization expense	31,369	23,953	3,810	59,132
Loss on impairment of assets	144	—	—	144
Expenditures for long-lived assets	36,045	16,777	246	53,068

For the years ended December 31,	2024	2023	2022
Adjusted EBITDA of reportable segments:
Mexico	$206,496	$176,954	$123,368
Peru	283,375	286,850	266,660
Total Adjusted EBITDA of reportable segments	489,871	463,804	390,028
Reconciling items:
Corporate	(39,804)	(45,177)	(51,151)
Depreciation and amortization expense	(68,241)	(69,618)	(59,132)
Loss on impairment of assets	—	(3,073)	(144)
Share-based compensation expense	(7,843)	(7,114)	(8,776)
EiP expenses	—	—	(813)
Operating income	373,983	338,822	270,012
Interest income	8,058	9,085	7,567
Interest expense	(18,102)	(20,986)	(16,418)
Other income (expense), net	1,222	(325)	770
Foreign currency exchange gain (loss), net	50,658	(75,702)	(17,444)
(Loss) gain on disposals of subsidiaries, net	(1,304)	3,567	1,364
Loss on debt extinguishment	(31)	—	—
Income from continuing operations before income taxes and equity in net income of affiliates	$414,484	$254,461	$245,851

The following table presents significant segment expenses of our reportable segments:

For the years ended December 31,	2024	2023	2022
Mexico
Revenues	$841,236	$782,611	$613,942
Less:
Labor costs	303,468	291,037	241,153
Lease and other facilities costs	114,840	117,376	95,621
Advertising costs	51,064	44,444	34,175
Other costs (1)	165,368	152,800	119,625
Adjusted EBITDA	$206,496	$176,954	$123,368

Peru
Revenues	$725,199	$701,699	$624,238
Less:
Labor costs	255,388	249,972	217,687
Lease and other facilities costs	30,158	29,801	26,168
Advertising costs	37,248	30,884	27,456
Other costs (1)	119,030	104,192	86,267
Adjusted EBITDA	$283,375	$286,850	$266,660
(1) Other costs for each reportable segment include: professional services expense, technology expense, bad debt and other direct costs.

Geographic Information

No individual customer accounted for more than 10% of Laureate’s consolidated revenues. Revenues from customers by geographic area, primarily generated by students enrolled at institutions in those areas, were as follows:

For the years ended December 31,	2024	2023	2022
External Revenues(2)
Mexico	$841,236	$782,046	$613,623
Peru	725,175	701,443	624,167
United States	231	799	4,481
Consolidated total	$1,566,642	$1,484,288	$1,242,271
(2) Excludes intercompany revenues and therefore does not agree to the table above

Long-lived assets are composed of Property and equipment, net. Laureate’s long-lived assets by geographic area were as follows:

December 31,	2024	2023
Long-lived assets
Mexico	$213,381	$260,053
Peru	300,307	300,655
United States	564	1,518
Consolidated total	$514,252	$562,226

Note 7. Goodwill and Other Intangible Assets

The change in the net carrying amount of Goodwill from December 31, 2022 through December 31, 2024 was composed of the following items:

	Mexico	Peru	Total
Balance at December 31, 2022	$512,990	$70,503	$583,493
Currency translation adjustments	75,441	2,548	77,989
Balance at December 31, 2023	$588,431	$73,051	$661,482
Currency translation adjustments	(97,365)	(713)	(98,078)
Balance at December 31, 2024	$491,066	$72,338	$563,404

Tradenames and Other Intangible Assets

The following table summarizes our identifiable intangible assets as of December 31, 2024:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Yrs)
Tradenames
Finite-lived tradename	$30,652	$(30,652)	$—	—
Indefinite-lived tradenames	147,911	—	147,911	—
Total tradenames	178,563	(30,652)	147,911

Other intangible assets
Student rosters	19,838	(19,838)	—	—
Other	1,666	(1,666)	—	—
Total	$200,067	$(52,156)	$147,911
The following table summarizes our identifiable intangible assets as of December 31, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Yrs)
Tradenames
Finite-lived tradename	$30,652	$(30,652)	$—	—
Indefinite-lived tradenames	169,183	—	169,183	—
Total tradenames	199,835	(30,652)	169,183

Other intangible assets
Student rosters	23,001	(23,001)	—	—
Other	1,938	(1,938)	—	—
Total	$224,774	$(55,591)	$169,183

Impairment Tests

The following table summarizes the Loss on impairment of assets:

For the years ended December 31,	2024	2023	2022
Impairments of Goodwill	$—	$—	$—
Impairments of Tradenames	—	—	—
Impairments of long-lived assets	—	3,073	144
Total	$—	$3,073	$144

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

Note 8. Debt

Outstanding long-term debt was as follows:

	December 31, 2024	December 31, 2023
Senior long-term debt:
Senior Secured Credit Facility	$—	$59,000
Other debt:
Lines of credit	29,989	10,864
Notes payable and other debt	23,761	40,009
Total senior and other debt	53,750	109,873
Finance lease obligations and sale-leaseback financings	48,395	57,568
Total long-term debt and finance leases	102,145	167,441
Less: total unamortized deferred financing costs	1,858	2,372
Less: current portion of long-term debt and finance leases	41,260	52,828
Long-term debt and finance leases, less current portion	$59,027	$112,241

As of December 31, 2024, aggregate annual maturities of the senior and other debt, excluding finance lease obligations and sale-leaseback financings, were as follows:

Years Ended December 31,	Senior and Other Debt
2025	$34,001
2026	1,681
2027	3,887
2028	4,622
2029	9,559
Thereafter	—
Total senior and other debt	$53,750

Senior Secured Credit Facility

Revolving Credit Facility

On September 18, 2023, the Company entered into a third amendment of its Senior Secured Credit Facility (as defined below) (the “Third Amendment”) to the Third Amended and Restated Credit Agreement, dated as of October 7, 2019 (the “Credit Agreement”; as amended by the First Amendment, dated as of July 20, 2020, the Second Amendment, dated as of December 23, 2022 and, as further amended by the Third Amendment, the “Amended Credit Agreement”). Among other things, the Company incurred a new tranche of revolving credit loans maturing September 18, 2028 (the “Series 2028 Tranche”). The credit available to be borrowed under the Amended Credit Agreement, whether as revolving loans or term loans, if any, are referred to herein collectively as the “Senior Secured Credit Facility.”

The Amended Credit Agreement, among other things, provided for $145,000 of revolving credit loans, which matured on October 7, 2024 (the “Series 2024 Tranche”) and $155,000 of revolving credit loans under the Series 2028 Tranche for a $300,000 aggregate revolving credit facility (the “Revolving Credit Facility”). Given the maturity date of the Series 2024 Tranche, as of December 31, 2024, the borrowing capacity of the Revolving Credit Facility is $155,000. As a subfacility under the Revolving Credit Facility, the Amended Credit Agreement provides for letter of credit commitments in the aggregate amount of $10,000. The Amended Credit Agreement also provides, subject to the satisfaction of certain conditions, for incremental revolving and term loan facilities, at the request of the Company and subject to lender approval, not to exceed (i) the greater of (a) $172,500 and (b) 50% of the Company’s Consolidated EBITDA, plus (ii) additional amounts so long as both immediately before and after giving effect to such incremental facilities the Company’s Consolidated Senior Secured Debt to Consolidated EBITDA Ratio, as defined in the Amended Credit Agreement, on a pro forma basis, does not exceed 2.25 to 1.00, plus (iii) the aggregate amounts of any voluntary repayments of term loans, if any, and aggregate amount of voluntary repayments of revolving credit facilities that are accompanied by a corresponding termination or reduction of revolving credit commitments.

The maturity date for the Amended Credit Agreement is September 18, 2028. The Revolving Credit Facility bears interest at a per annum interest rate, at the option of the Company, at either the EURIBOR rate, the Term SOFR rate or the ABR rate plus an applicable margin of 2.50% per annum, 2.25% per annum, 2.00% per annum or 1.75% per annum for EURIBOR loans or Term SOFR loans, and 1.50% per annum, 1.25% per annum, 1.00% per annum or 0.75% per annum for ABR loans, in each case, based on the Company’s Consolidated Total Debt to Consolidated EBITDA ratio as defined in the Amended Credit Agreement.

As of December 31, 2024 and December 31, 2023, the Senior Secured Credit Facility had a total outstanding balance of $0 and $59,000, respectively.

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

Estimated Fair Value of Debt

As of December 31, 2024 and December 31, 2023, the estimated fair value of our debt approximated its carrying value.

Certain Covenants

As of December 31, 2024, our Amended Credit Agreement contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Amended Credit Agreement also provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, to exceed 3 as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The Amended Credit Agreement also provides that if less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of December 31, 2024, this condition was satisfied and, therefore, we were not subject to the leverage ratio. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of December 31, 2024.

Debt Issuance Costs

Amortization of debt issuance costs and accretion of debt discounts that are recorded in Interest expense in the Consolidated Statements of Operations totaled approximately $584, $1,241 and $1,561 for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, our unamortized debt issuance costs were $1,858 and $2,372, respectively.

Other Debt

Lines of Credit

Individual Laureate subsidiaries have the ability to borrow pursuant to unsecured lines of credit and similar short-term borrowing arrangements (collectively, lines of credit). The lines of credit are available for working capital purposes and enable us to borrow and repay until those lines mature. At December 31, 2024 and 2023, the aggregate outstanding balances on our lines of credit were $29,989 and $10,864, respectively. At December 31, 2024, we had approximately $80,300 additional available borrowing capacity under our outstanding lines of credit. Interest rates on our lines of credit ranged from 5.10% to 5.65% and 7.63% to 7.70% at December 31, 2024 and 2023, respectively. Our weighted-average short-term borrowing rate was 5.46% and 7.67% at December 31, 2024 and 2023, respectively.

Notes Payable

Notes payable include mortgages payable that are secured by certain fixed assets, and an unsecured term loan. The notes payable have varying maturity dates and repayment terms through 2029. Interest rates on notes payable ranged from 5.09% to 11.74% and 5.09% to 13.00% at December 31, 2024 and 2023, respectively.

An unsecured term loan is held by one of our Mexican subsidiaries and was scheduled to mature in June 2024. During the second quarter of 2024, we entered into a loan modification, which extended the maturity of the loan to June 2029. The loan carries a variable interest rate based on the 28-day Mexican Interbanking Offer Rate (TIIE), plus an applicable margin, which is established based on the ratio of debt to EBITDA, as defined in the agreement (11.74% and 13.00% as of December 31, 2024 and 2023, respectively). Under the loan modification agreement, quarterly principal repayments resumed in December 2024, beginning at MXN 4,250 ($210 at December 31, 2024) and increasing to MXN 23,375 ($1,155 at December 31, 2024), with a balloon payment of MXN 170,000 ($8,404 at December 31, 2024) due at maturity. As of December 31, 2024 and December 31, 2023, the outstanding balance of this loan was $20,799 and $29,528, respectively.

In prior years, the Company obtained financing to fund the construction of two campuses at one of our institutions in Peru. As of December 31, 2024 and 2023, one loan remains outstanding, which matures in November 2025 and carries an interest rate of 5.09%. Principal payments, plus accrued and unpaid interest, are made semi-annually in April and October. As of December 31, 2024 and 2023, the outstanding balance of this loan was $2,962 and $5,835, respectively.

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

Supplemental balance sheet information related to leases as of December 31, 2024 and 2023 was as follows:

Leases	Classification	2024	2023
Assets:
Operating	Operating lease right-of-use assets, net	$292,387	$371,611
Finance	Buildings, Furniture, equipment and software, net	36,513	47,604
Total leased assets		$328,900	$419,215

Liabilities:
Current
Operating	Current portion of operating leases	$48,170	$57,514
Finance	Current portion of long-term debt and finance leases	7,258	6,742
Non-current
Operating	Long-term operating leases, less current portion	278,957	360,120
Finance	Long-term debt and finance leases, less current portion	41,137	50,826
Total lease liabilities		$375,522	$475,202

Lease Term and Discount Rate	2024	2023	2022
Weighted average remaining lease terms
Operating leases	8.2 years	8.6 years	9.4 years
Finance leases	13.2 years	13.7 years	14.6 years

Weighted average discount rate
Operating leases	9.00%	9.50%	9.40%
Finance leases	10.10%	10.70%	9.90%

The components of lease cost for the years ended December 31, 2024, 2023 and 2022 were as follows:

Lease Cost	Classification	2024	2023	2022
Operating lease cost	Direct costs	$64,934	$62,904	$58,701
Finance lease cost
Amortization of leased assets	Direct costs	10,918	10,130	6,821
Interest on leased assets	Interest expense	5,461	5,670	3,990
Short-term lease costs	Direct costs	1,407	1,242	1,055
Variable lease costs	Direct costs	15,241	13,165	9,806
Sublease income	Revenues	(1,173)	(934)	(425)
Total lease cost		$96,788	$92,177	$79,948

As of December 31, 2024, maturities of lease liabilities were as follows:

Maturity of Lease Liability	Operating Leases	Finance Leases
Year 1	$86,505	$11,512
Year 2	78,089	8,391
Year 3	66,779	6,827
Year 4	47,483	4,390
Year 5	40,572	4,455
Thereafter	162,972	70,764
Total lease payments	$482,400	$106,339
Less: interest and inflation	(155,273)	(57,944)
Present value of lease liabilities	$327,127	$48,395

Supplemental cash flow information related to leases for the years ended December 31, 2024, 2023 and 2022 was as follows:

Other Information	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$62,682	$63,959	$56,540
Operating cash flows used for finance leases	$5,461	$5,670	$3,990
Financing cash flows used for finance leases	$8,527	$6,905	$5,136
Leased assets obtained for new finance lease liabilities	$7,001	$13,034	$5,226
Leased assets obtained for new operating lease liabilities	$13,793	$20,920	$12,677

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

Income Tax Contingencies

As of December 31, 2024 and 2023, Laureate has recorded cumulative liabilities for income tax contingencies of $136,473 and $140,492, respectively.

Non-Income Tax Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of December 31, 2024 and 2023, approximately $13,500 and $19,800, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets.

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

Guarantees and Commitments

During the first quarter of 2021, one of our Peruvian institutions issued a bank guarantee in order to appeal a tax assessment received related to tax audits of 2014 and 2015. In addition, during the fourth quarter of 2023, the same institution issued a bank guarantee in order to appeal a tax assessment received related to the tax audit of 2009. During the third quarter of 2024, the Peruvian institution paid the tax assessment related to the 2009 tax audit, and therefore the related bank guarantee was released. As of December 31, 2024 and 2023, the total amount of the guarantees was approximately $7,300 and $12,700, respectively.

Note 11. Share-based Compensation and Equity

The Company recorded share-based compensation expense for restricted stock unit awards of $7,843, $7,114 and $8,776 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Stock Options Under 2013 Plan

Stock option awards under the 2013 Plan generally have a contractual term of 10 years and were granted with an exercise price equal to or greater than the fair market value of Laureate’s stock at the date of grant. These options typically vest over a period of five or three years. There were no stock options granted in 2024, 2023 and 2022. The performance options previously granted under the 2013 Plan were eligible for vesting based on achieving annual predetermined equity value performance targets or Adjusted EBITDA targets, as defined in the plan, and the continued service of the employee.

Compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. For time options, expense is recognized ratably over the five-year or three-year vesting period. For performance options, expense is recognized under a graded expense attribution method, to the extent that it is probable that the stated annual earnings target will be achieved and options will vest for any year. We assess the probability of each option tranche vesting throughout the life of each grant. As of December 31, 2024 and 2023, all outstanding stock option awards that were granted under the 2013 Plan were fully vested.

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

Stock Option Activity

The following tables summarize the stock option activity and the assumptions used to record the related share-based compensation expense for the years ended December 31, 2024, 2023 and 2022:

	2024			2023			2022
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	363	$5.74	$2,890	559	$7.00	$1,461	2,163	$9.89	$6,098
Granted	—	—		—	—		—	—
Exercised	(44)	6.58	432	(194)	8.00	1,044	(1,510)	9.43	4,080
Forfeited or expired	—			(2)	8.34		(94)	23.17
Outstanding at December 31	319	5.62	4,037	363	5.74	2,890	559	7.00	1,461
Exercisable at December 31	319	5.62	4,037	363	5.74	2,890	559	7.00	1,461
Vested and expected to vest	319	5.62	4,037	363	5.74	2,890	559	7.00	1,461

	Options Outstanding		Options Exercisable		Assumption Range(1)
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Risk-Free Interest Rate	Expected Terms in Years	Expected Volatility
Year Ended December 31, 2024
$4.17 - $8.09	319	3.26	319	3.26	1.45% - 2.68%	4.31 - 6.41	36.40% - 57.25%
Year Ended December 31, 2023
$4.17 - $8.09	363	3.98	363	3.98	1.45% - 3.05%	3.74 -7.12	36.40% - 58.84%
Year Ended December 31, 2022
$4.87 - $8.79	559	3.64	559	3.64	1.45% - 3.05%	3.20 - 7.12	36.40% - 58.84%
(1) The expected dividend yield is zero for all options in all years.

As noted above, no stock options were granted in 2024, 2023 or 2022.

As of December 31, 2024, Laureate had no unrecognized share-based compensation costs related to stock options outstanding.

Non-Vested Restricted Stock and Restricted Stock Units

The following table summarizes the non-vested restricted stock and restricted stock units activity for the years ended December 31, 2024, 2023 and 2022:

	2024		2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1	806	$11.43	660	$12.92	691	$14.82
Granted	960	13.97	712	10.99	685	12.15
Vested	(568)	12.42	(519)	12.72	(698)	14.05
Forfeited	(79)	11.49	(47)	11.51	(18)	12.37
Non-vested at December 31	1,119	13.10	806	11.43	660	12.92

Restricted stock units granted under the 2013 Plan during the years ended December 31, 2024, 2023 and 2022 consisted of time-based restricted stock units (RSUs) and performance-based restricted stock units (PSUs) with vesting periods over three years. PSUs are eligible to vest annually upon the Board's determination that the annual performance targets are met. The vesting percentage for PSUs is based on Laureate's attainment of a performance target or targets.

The fair value of the non-vested restricted stock awards in the table above is measured using the fair value of Laureate’s common stock on the date of grant or the most recent modification date, whichever is later.

As of December 31, 2024, unrecognized share-based compensation expense related to non-vested restricted stock and restricted stock unit awards was $9,628. Of the total unrecognized cost, $7,733 relates to time-based RSUs and $1,895 relates to PSUs. This unrecognized expense for time-based restricted stock and restricted stock units will be recognized over a weighted-average expense period of 2.2 years.

Other Stockholders' Equity Transactions

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

On May 24, 2023, the Company’s Board of Directors approved the retirement of all outstanding shares of treasury stock, which totaled 73,766 shares. The Company recorded the purchases of treasury stock at cost as a separate component within stockholders’ equity in the Consolidated Balance Sheets. Upon retirement of the treasury stock, the Company allocated the excess of the purchase price over par value to additional paid-in capital, subject to certain limitations. Following this retirement of treasury stock on May 24, 2023, all shares repurchased under the Company's stock repurchase programs are immediately retired. Upon retirement of repurchased stock, the excess of the purchase price plus excise tax over par value is allocated to additional paid-in capital, subject to certain limitations. Any remainder is allocated to retained earnings to the extent that positive retained earnings exist.

Stock Repurchases

Repurchases Pursuant to Authorized Repurchase Program Announced in November 2020

On November 5, 2020, Laureate’s Board of Directors announced a stock repurchase program to acquire up to $300,000 of the Company’s common stock. On April 30, 2021, the Company’s Board of Directors approved an increase of the authorization by $200,000; on December 14, 2021, the Company’s Board of Directors approved an increase of the authorization by $100,000, and on March 14, 2022, the Company’s Board of Directors approved an increase of the authorization by $50,000, for a total authorization of up to $650,000 of the Company’s common stock. The Company’s repurchases could be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Exchange Act. Repurchases could be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. During the third quarter of 2022, the Company's repurchases reached the total authorized limit of $650,000.

Repurchases Pursuant to Authorized Repurchase Program Announced in February 2024

On February 22, 2024, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $100,000 of the Company’s common stock.

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

During the second and third quarters of 2024, the Company repurchased 546 shares and 1,895 shares, respectively, of its common stock on the open market at prevailing market prices pursuant to a Rule 10b5-1 stock repurchase plan, in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), for total open market repurchases of approximately $36,148 that reached the total authorized limit of $100,000.

Repurchases Pursuant to Authorized Repurchase Program Announced in September 2024

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

During the fourth quarter of 2024, the Company repurchased 113 shares of its common stock on the open market at prevailing market prices pursuant to a Rule 10b5-1 stock repurchase plan, in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), for total open market repurchases of approximately $2,024.

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

Dividend Payable

As of December 31, 2024 and 2023, the Company had recorded a dividend payable of $576 and $2,345, respectively, related to the expected dividend payments remaining for the equitable adjustments that were approved for the equity award compensation plans. During the years ended December 31, 2024, 2023 and 2022, the Company paid approximately $1,717, $2,318 and $4,600, respectively, of dividends related to equivalent rights for share-based awards that vested.

Note 12. Income Taxes

Significant components of the Income tax (expense) benefit on earnings from continuing operations were as follows:

For the years ended December 31,	2024	2023	2022
Current:
United States	$(6,653)	$(5,488)	$(33,097)
Foreign	(150,850)	(187,971)	(152,931)
State	—	—	(273)
Total current	(157,503)	(193,459)	(186,301)
Deferred:
United States	—	—	4,663
Foreign	38,524	55,856	(3,794)
State	—	—	41
Total deferred	38,524	55,856	910
Total income tax expense	$(118,979)	$(137,603)	$(185,391)

For the years ended December 31, 2024, 2023 and 2022, foreign income from continuing operations before income taxes was $478,331, $310,589, and $319,515, respectively. For the years ended December 31, 2024, 2023 and 2022, domestic loss from continuing operations before income taxes was $(63,847), $(56,128), and $(73,665), respectively.

Significant components of deferred tax assets and liabilities were as follows:

December 31,	2024	2023
Deferred tax assets:
Net operating loss and tax credits carryforwards	$50,317	$213,222
Operating leases	92,084	119,529
Depreciation	46,236	56,936
Interest	42,448	36,067
Deferred compensation	11,275	12,202
Deferred revenue	16,978	17,851
Nondeductible reserves	13,879	17,634
Allowance for doubtful accounts	10,399	8,661
Unrealized loss	—	8,362
Total deferred tax assets	283,616	490,464
Deferred tax liabilities:
Operating leases	82,421	107,879
Investment in subsidiaries	2,358	44,154
Amortization of intangible assets	45,141	52,073
Deferred gain on Walden	—	440
Unrealized gain	2,469	—
Total deferred tax liabilities	132,389	204,546
Net deferred tax assets	151,227	285,918
Valuation allowance for deferred tax assets	(102,837)	(270,982)
Net deferred tax assets	$48,390	$14,936

Laureate does not provide deferred taxes on the portion of its unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. As of December 31, 2024, undistributed earnings from foreign subsidiaries totaled $431,000. If the Company were to remove its assertion and distribute the remaining unremitted earnings, we would record approximately $18,700 in additional deferred tax liabilities. The amount of additional deferred tax liabilities recognized could increase if our expectations change based on future developments.

As of December 31, 2024, on tax-effected basis, the Company has $12,469 of U.S. federal net operating loss carryforwards, $3,548 of US state net operating loss carryforwards that do not expire and $20,973 of US state net operating loss carryforwards that will expire by 2040. In addition, on a tax-effected basis, the Company has $4,652 of foreign net operating loss carryforwards that expire from 2025 to 2034 and $4,812 of foreign net operating loss carryforwards that do not expire as well as $3,863 of tax credit carryforwards that do not expire and $42,448 of interest carryforwards that do not expire.

Most of the deferred tax liability for Investment in subsidiaries was released in 2024 as it was no longer required following the completion of an entity restructuring that received regulatory approval. This resulted in a net deferred tax benefit of approximately $37,900 during the year ended December 31, 2024.

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

The reconciliations of the beginning and ending balances of the valuation allowance on deferred tax assets were as follows:

For the years ended December 31,	2024	2023	2022
Balance at beginning of period	$270,982	$291,722	$283,945
(Deductions) additions from tax expense from continuing operations	(166,396)	(22,815)	7,972
Charges to other accounts
Currency translation adjustments	(1,749)	2,075	(195)
Balance at end of period	$102,837	$270,982	$291,722

The reconciliations of the reported Income tax (expense) benefit to the amount that would result by applying the United States federal statutory tax rate of 21% to income from continuing operations before income taxes were as follows:

For the years ended December 31,	2024	2023	2022
Tax expense at the United States statutory rate	$(87,042)	$(53,437)	$(51,628)
Internal restructuring transactions	(138,516)	(30,551)	—
Permanent differences	(9,690)	1,004	(38,228)
Tax effect of foreign income taxed at higher rate	(44,361)	(33,790)	(40,579)
Change in valuation allowance	167,152	(5,273)	(11,241)
Effect of tax contingencies	(6,394)	(6,352)	(37,151)
Withholding taxes	(8,474)	(9,204)	(16,275)
Tax credits	8,346	—	9,211
State income tax benefit, net of federal tax effect	—	—	669
Other	—	—	(169)
Total income tax expense	$(118,979)	$(137,603)	$(185,391)

Internal restructuring transactions in the rate reconciliation includes the write off of approximately $176,400 and $30,600 of deferred tax assets as a result of subsidiary reorganizations that occurred during the years ended December 31, 2024 and 2023, respectively. These deferred tax assets carried a full valuation allowance and the corresponding reductions in the valuation allowance are included in the change in valuation allowance line item for 2024 and 2023 in the table above. In 2024, the internal restructuring transactions line item also includes the release of a deferred tax liability that was no longer required following the completion of an entity restructuring that received regulatory approval. This resulted in a net deferred tax benefit of approximately $37,900 during the year ended December 31, 2024.

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

The reconciliations of the beginning and ending amount of unrecognized tax benefits were as follows:

For the years ended December 31,	2024	2023	2022
Beginning of the period	$255,716	$284,929	$257,587
Additions for tax positions related to prior years	1,600	1,337	38,029
Decreases for tax positions related to prior years	(17,324)	(30,550)	(8,856)
Additions for tax positions related to current year	—	—	498
Decreases for unrecognized tax benefits as a result of a lapse in the statute of limitations	(1,838)	—	(2,329)
End of the period	$238,154	$255,716	$284,929

Laureate records interest and penalties related to uncertain tax positions as a component of Income tax expense. During the years ended December 31, 2024, 2023 and 2022, net interest and penalties related to income taxes (decreased)/increased by $(739), $10,155, and $6,828, respectively. Laureate had $31,695 and $32,434 of accrued interest and penalties at December 31, 2024 and 2023, respectively. Approximately $114,142 of unrecognized tax benefits, if recognized, will affect the effective income tax rate. It is reasonably possible that Laureate’s unrecognized tax benefits may decrease within the next 12 months by up to approximately $59,600 as a result of the resolution of outstanding tax matters in various jurisdictions.

Laureate and various subsidiaries file income tax returns in the United States federal jurisdiction, and in various states and foreign jurisdictions. With few exceptions, Laureate is no longer subject to United States federal, state and local, or foreign income tax examinations by tax authorities for years before 2014. United States federal and state statutes are generally open back to 2021; however, the Internal Revenue Service (the IRS) has the ability to challenge 2005 through 2020 net operating loss carryforwards. Statutes of other major jurisdictions are open back to 2021 for Chile, 2019 for Mexico, 2016 for Peru and 2018 for the Netherlands.

Note 13. Earnings (Loss) Per Share

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

The following tables summarize the computations of basic and diluted earnings per share:

For the years ended December 31,	2024	2023	2022
Numerator used in basic and diluted earnings per common share for continuing operations:
Income from continuing operations	$295,742	$117,029	$60,718
Net loss attributable to noncontrolling interests	78	323	595
Net income from continuing operations available to common stockholders for basic and diluted earnings per share	$295,820	$117,352	$61,313

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Net income (loss) from discontinued operations for basic and diluted earnings per share	$654	$(9,762)	$8,260

Denominator used in basic and diluted earnings (loss) per common share:
Basic weighted average shares outstanding	153,273	157,256	167,670
Effect of dilutive stock options	215	237	310
Effect of dilutive restricted stock units	408	386	288
Diluted weighted average shares outstanding	153,896	157,879	168,268

Basic earnings per share:
Income from continuing operations	$1.93	$0.75	$0.37
Income (loss) from discontinued operations	—	(0.06)	0.05
Basic earnings per share	$1.93	$0.69	$0.42
Diluted earnings per share:
Income from continuing operations	$1.92	$0.74	$0.36
Income (loss) from discontinued operations	—	(0.06)	0.05
Diluted earnings per share	$1.92	$0.68	$0.41
The following table summarizes the number of stock options, shares of restricted stock and restricted stock units (RSUs) that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

For the years ended December 31,	2024	2023	2022
Stock options	—	—	40
Restricted stock and RSUs	115	4	237

Note 14. Related Party Transactions

Stock Repurchases

As discussed in Note 11, Share-based Compensation and Equity, on March 5, 2024, the Company entered into a stock purchase agreement with the Torreal Sellers pursuant to which the Company purchased an aggregate of 2,607 shares of its common stock from the Torreal Sellers at a purchase price of $12.62 per share for an aggregate purchase price of $32,894. Additionally, on May 6, 2024, the Company entered into a stock purchase agreement with the Snow Phipps Sellers pursuant to which the Company purchased an aggregate of 2,115 shares of its common stock from the Snow Phipps Sellers at a purchase price of $14.64 per share for an aggregate purchase price of $30,958. These repurchases, which were approved as related party transactions by the Audit and Risk Committee of the Company’s Board of Directors, were pursuant to the Company’s $100,000 share repurchase program that was announced on February 22, 2024 and was completed in September 2024.

Payment to Wengen Alberta, Limited Partnership (Wengen)

In December 2023, the Audit and Risk Committee of the Company's Board of Directors approved a payment of $850 to Wengen, a 10% stockholder, in order to resolve a matter related to a previously terminated shared-services agreement between the Company and one of Wengen's wholly owned subsidiaries. In January 2024, the Company and Wengen signed a settlement and release agreement related to this matter and the amount was paid.

Note 15. Benefit Plans

Domestic Defined Contribution Retirement Plan

Laureate sponsors a defined contribution retirement plan in the United States under section 401(k) of the Internal Revenue Code. The plan offers employees a traditional “pre-tax” 401(k) option and an “after-tax” Roth 401(k) option, providing the employees with choices and flexibility for their retirement savings. All employees are eligible to participate in the plan after meeting certain service requirements. Participants may contribute up to a maximum of 80% of their annual compensation and 100% of their annual cash bonus, as defined and subject to certain annual limitations. Laureate may, at its discretion, make matching contributions that are allocated to eligible participants. The matching on the “after-tax” Roth contributions is the same as the matching on the traditional “pre-tax” contributions. Laureate made discretionary contributions in cash to this plan of $285, $323, and $287 for the years ended December 31, 2024, 2023 and 2022, respectively.

Supplemental Employment Retention Agreement (SERA)

In November 2007, Laureate established a SERA for one of its then-executive officers, under which this individual received an annual SERA payment of $1,500. The SERA provided annuity payments to the former executive over the course of his lifetime, and, following the former executive's death in 2018, an annual payment of $1,500 will be made to his spouse for the remainder of her life. The SERA is administered through a Rabbi Trust, and its assets are subject to the claims of creditors. At the inception of the plan, Laureate purchased annuities which provided funds for the SERA obligations until the former executive's death, at which point proceeds from corporate-owned life insurance policies were received and are being used to fund the SERA obligations.

As of December 31, 2024 and 2023, the total SERA assets were $5,875 and $7,039, respectively, which were recorded on our Consolidated Balance Sheets in Restricted cash. As of December 31, 2024 and 2023, the total SERA liabilities recorded in our Consolidated Balance Sheets were $9,769 and $11,011, respectively, of which $1,500 each year was recorded in Accrued compensation and benefits, and $8,269 and $9,511, respectively, was recorded in Deferred compensation.

Mexico and Peru Profit Sharing

The Fiscal Reform that was enacted in Mexico in December 2013 subjects Laureate's Mexico entities to corporate income tax and also requires them to comply with profit-sharing legislation, whereby 10% of the taxable income of Laureate's Mexican entities will be set aside as employee compensation. Laureate's entities in Peru with more than 20 employees are required to distribute 5% of their taxable income among their employees, provided they generate taxable income during the fiscal year.

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

Peruvian Nonresident Capital Gains Tax

Stockholders who sell, exchange, or otherwise dispose of Company shares may be subject to Peruvian tax at a rate of 30% on their gain realized in such transaction determined under certain Peruvian valuation rules regardless of whether the transaction is taxable for non-Peruvian purposes. In determining the amount of such gain subject to such tax, the gain is first multiplied by the percentage of the Company’s value that is represented by its Peruvian business determined under certain Peruvian valuation rules (the “Peru Ratio”). This tax applies if the value of stock determined under certain Peruvian valuation rules (calculated in PEN) transferred multiplied by the Peru Ratio exceeds approximately $57,000 applying the PEN/USD exchange rate at

December 31, 2024 (the “Threshold”). The Threshold is calculated in PEN and changes with currency exchange rates. For purposes of determining whether the Threshold has been exceeded by any holder, all transfers made by such holder over any 12-month period are aggregated. For purposes of determining whether any tax is owed, the holder must have their basis “certified” by the Peruvian tax authorities in advance of such transaction. If the holder exceeds the Threshold and does not obtain a tax basis certificate before the transaction, the holder’s tax basis in the shares will be considered zero for Peruvian tax purposes.

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

December 31,	2024			2023
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation loss	$(471,704)	$965	$(470,739)	$(282,054)	$962	$(281,092)
Unrealized gains on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(922)	—	(922)	(506)	—	(506)
Accumulated other comprehensive loss	$(462,210)	$965	$(461,245)	$(272,144)	$962	$(271,182)

Foreign Currency Exchange of Certain Intercompany Loans

Laureate periodically reviews its investment and cash repatriation strategies in order to meet our liquidity requirements in the United States. Laureate recognized currency exchange adjustments attributable to intercompany loans that are not designated as indefinitely invested of $46,568, $(64,303) and $(27,198) as part of Foreign currency exchange gain (loss), net, in the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, respectively.

Write Off of Accounts and Notes Receivable

During the years ended December 31, 2024, 2023 and 2022, Laureate wrote off approximately $33,500, $25,900 and $25,500, respectively, of fully reserved accounts and notes receivable that were deemed uncollectible.

Note 18. Supplemental Cash Flow Information

Cash interest payments prior to interest income were $16,595, $20,264 and $16,752 for the years ended December 31, 2024, 2023 and 2022, respectively. Net cash payments for income taxes were $194,811, $171,284 and $153,761 for the years ended December 31, 2024, 2023 and 2022, respectively.

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the December 31, 2022 balance, to the amounts shown in the Consolidated Statements of Cash Flows:

For the year ended December 31,	2024	2023	2022
Cash and cash equivalents	$91,350	$89,392	$85,167
Restricted cash	6,504	7,505	8,617
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$97,854	$96,897	$93,784

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

Based on that evaluation, our CEO and CFO have concluded that, as of December 31, 2024, our disclosure controls and procedures are effective. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting as of December 31, 2024 is included in Part II, Item 8 “Financial Statements.” The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears in Part II, Item 8 “Financial Statements.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

Except as set forth below, during the three months ended December 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

On November 6, 2024, Marcelo Cardoso, the Company's Executive Vice President and Chief Operating Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Cardoso's trading plan provides for the sale of only those shares necessary to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock units on December 31, 2024, and performance share units on March 15, 2025. The total number of shares that may be sold pursuant to Mr. Cardoso's 10b5-1 plan is not determinable. Such plan terminates on April 1, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Certain of this information will be contained in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Information about our Executive Officers

The following table sets forth information regarding our current executive officers, including their ages. Executive officers serve at the request of the Board of Directors. There are no family relationships among any of our executive officers.

Name	Age	Position
Eilif Serck-Hanssen	59	Director, President and Chief Executive Officer
Leslie S. Brush	61	Senior Vice President, Chief Legal Officer and Secretary
Richard M. Buskirk	48	Senior Vice President and Chief Financial Officer
Marcelo Barbalho Cardoso	53	Executive Vice President and Chief Operating Officer
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

Leslie S. Brush has served as our Senior Vice President, Chief Legal Officer and Secretary since April 2024. Ms. Brush previously served as our Deputy General Counsel and Secretary from March 2023 to 2024 and Vice President, Assistant General Counsel and Secretary from January 2020 to March 2023. Prior to joining Laureate in September 2019, Ms. Brush was Chief Governance Officer, Vice President-Legal and Secretary for software and solutions services company SunGard Data Systems (now part of FIS) for over 20 years and worked at global law firm Morgan, Lewis & Bockius. Ms. Brush earned a B.S. and M.S. in communication disorders from The Pennsylvania State University and a J.D. from Temple University School of Law.

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

Item 11. Executive Compensation

This information will be contained in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information will be contained in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information will be contained in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

This information will be contained in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:
    (1) Financial Statements (certain schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto).
    (2) Those exhibits required by Item 601 of Regulation S-K and by paragraph (b) below.
(b) The following exhibits are filed as part of this Annual Report or, where indicated, were filed and are incorporated by reference:

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.1#	Equity Purchase Agreement, dated January 10, 2020, by and among SP Costa Rica Holdings, LLC, Laureate International B.V. and Laureate Education, Inc.	10-K	001-38002	2.8	02/27/2020
2.2#	Sale and Purchase Agreement, dated July 29, 2020, by and among LEI AMEA Investments B.V., Laureate Education, Inc., SEI Newco Inc. and Strategic Education, Inc.	10-Q	001-38002	2.9	11/05/2020
2.3#	Master Agreement, dated September 10, 2020, by and among Laureate International B.V., Laureate I, B.V., Servicios Regionales Universitarios LE, S.C. and Fundación Educación y Cultura	10-Q	001-38002	2.10	11/05/2020
2.4#	Membership Interest Purchase Agreement, dated September 11, 2020, by and between Laureate Education, Inc. and Adtalem Global Education Inc.	10-Q	001-38002	2.11	11/05/2020
2.5#	Transaction Agreement, dated October 30, 2020, by and among Laureate Education, Inc., Laureate Netherlands Holding B.V., ICE Inversiones Brazil, SL, Rede Internacional de Universidades Laureate Ltda., Ânima Holding S.A., VC Network Educação S.A., and, solely for the purposes of certain provisions thereof, the controlling shareholders of Ânima Holding S.A.	10-K	001-38002	2.14	02/25/2021
2.6#	Waiver and Amendment to Membership Interest Purchase Agreement by and between Adtalem Global Education Inc. and Laureate Education, Inc., dated as of July 21, 2021	8-K	001-38002	2.1	07/27/2021
2.7#	Amendment dated August 10, 2021 to Membership Interest Purchase Agreement, dated September 11, 2020, by and between Laureate Education, Inc. and Adtalem Global Education Inc.	10-Q	001-38002	2.2	11/04/2021
2.8	First Amendment dated April 19, 2022 to the Transaction Agreement, dated October 30, 2020, by and among Laureate Education, Inc., Laureate Netherlands Holding B.V., ICE Inversiones Brazil, SL, Rede Internacional de Universidades Laureate Ltda., Ânima Holding S.A., and VC Network Educação S.A.	10-Q	001-38002	2.1	08/04/2022
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-207243	3.1	01/31/2017
3.2	Amended and Restated Bylaws	S-1/A	333-207243	3.2	01/31/2017
3.3	Certificate of Retirement of Convertible Redeemable Preferred Stock, Series A	8-K	001-38002	3.1	07/20/2018
3.4	Certificate of Retirement of Class A Common Stock and Class B Common Stock	8-K	001-38002	3.1	12/17/2021
4.1	Description of Capital Stock of Laureate Education, Inc.	10-K	001-38002	4.1	02/23/2023
10.1†	2013 Long-Term Incentive Plan Form of Stock Option Agreement effective as of September 11, 2013	S-1/A	333-207243	10.34	11/20/2015
10.2†	Form of Management Stockholder’s Agreement for equityholders	S-1/A	333-207243	10.36	11/20/2015
10.3†	Form of Stockholders’ Agreement for Entity‑Appointed Directors	S-1/A	333-207243	10.47	11/20/2015
10.4†	Form of Stockholders’ Agreement for Individual Directors	S-1/A	333-207243	10.48	11/20/2015
10.5†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016 for Named Executive Officers	S-1/A	333-207243	10.57	05/20/2016

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.6†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016	S-1/A	333-207243	10.58	05/20/2016
10.7	Registration Rights Agreement by and among Laureate Education, Inc., each of the Investors set forth on Schedule A thereto, Douglas L. Becker and Wengen Alberta, Limited Partnership	10-K	001-38002	10.29	03/20/2018
10.8	Investors’ Stockholders Agreement by and among Laureate Education, Inc., Wengen Alberta, Limited Partnership and the Investors set forth on Schedule A thereto	10-K	001-38002	10.30	03/20/2018
10.9	Amended and Restated Securityholders Agreement by and among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.1	02/06/2017
10.10	Amendment No. 1 dated October 28, 2021 to the Amended and Restated Securityholders Agreement, dated as of February 6, 2017, among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto	10-K	001-38002	10.16	02/24/2022
10.11	Amended and Restated Registration Rights Agreement by and among Wengen Alberta, Limited Partnership, Wengen Investments Limited, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.2	02/06/2017
10.12	Amended and Restated Guarantee, dated as of April 26, 2017, by Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as guarantors, in favor of Citibank, N.A., as collateral agent	10-Q	001-38002	10.83	05/11/2017
10.13	Amended and Restated Pledge Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as pledgors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.84	05/11/2017
10.14	Amended and Restated Security Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as grantors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.85	05/11/2017
10.15	Third Amended and Restated Credit Agreement, dated as of October 7, 2019, among Laureate Education, Inc., the lending institutions from time to time parties thereto, and Citibank, N.A., as administrative agent and collateral agent	8-K	001-38002	10.1	10/11/2019
10.16	First Amendment to Third Amended and Restated Credit Agreement, dated as of July 20, 2020, by Laureate Education, Inc. and Citibank, N.A., as administrative agent	10-Q	001-38002	10.57	11/05/2020
10.17	Second Amendment dated as of December 23, 2022 to Third Amended and Restated Credit Agreement, dated as of July 20, 2020, by Laureate Education, Inc. and Citibank, N.A., as administrative agent	10-K	001-38002	10.20	02/23/2023
10.18	Third Amendment dated as of September 18, 2023 to Third Amended and Restated Credit Agreement by Laureate Education, Inc. and Citibank, N.A., as administrative agent	10-Q	001-38002	10.1	11/02/2023
10.19†	Laureate Education, Inc. Amended and Restated 2013 Long-Term Incentive Plan	8-K	001-38002	10.1	06/20/2017
10.20†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017	10-Q	001-38002	10.52	08/08/2017
10.21†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017	10-Q	001-38002	10.53	08/08/2017
10.22†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.56	08/08/2017
10.23†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.57	08/08/2017

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.24†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2018 Grants	10-K	001-38002	10.29	02/24/2022
10.25†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2019 Grants	10-K	001-38002	10.30	02/24/2022
10.26†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2022-2024 Grants for Certain Executives	10-K	001-38002	10.32	02/24/2022
10.27†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance Share Units Notice and Agreement for 2021-2022 Grants	10-K	001-38002	10.34	02/24/2022
10.28†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance Share Units Notice and Agreement for 2023-2024 Grants	10-Q	001-38002	10.1	05/04/2023
10.29†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Special Restricted Stock Units Notice and Agreement dated May 30, 2024 for Certain Executives	10-Q	001-38002	10.2	08/01/2024
10.30†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement for Non-Employee Directors	10-K	001-38002	10.35	02/24/2022
10.31†	Form of Director Indemnity Agreement	10-Q	001-38002	10.64	08/08/2019
10.32†	Form of Director and Officer Indemnity Agreement	10-Q	001-38002	10.1	08/04/2022
10.33†	Promotion Offer Letter, dated July 8, 2020, between Laureate Education, Inc. and Richard H. Sinkfield III	10-K	001-38002	10.45	02/25/2021
10.34†	Promotion Offer Letter, dated March 16, 2021, between Laureate Education, Inc. and Richard M. Buskirk	10-K	001-38002	10.44	02/24/2022
10.35†	Independent Contractor and Consultant Agreement, dated May 28, 2021, between Laureate Education, Inc. and Marcelo Barbalho Cardoso	10-K	001-38002	10.46	02/24/2022
10.36†	Amendment dated July 21, 2022 to Independent Contractor and Consultant Agreement, dated May 28, 2021, between Laureate Education, Inc., Marcelo Barbalho Cardoso and MC Consultoria and Assesoria Empresarial LTDA	10-K	001-38002	10.43	02/23/2023
10.37†	Second Amendment to Independent Contractor and Consultant Agreement as of March 1, 2022 between Laureate Education, Inc. and MC Consultoria and Assesoria Empresarial LTDA	10-K	001-38002	10.44	02/23/2023
10.38†	Third Amendment to Independent Contractor and Consultant Agreement as of March 1, 2023 between Laureate Education, Inc. and MC Consultoria and Assesoria Empresarial LTDA	10-Q	001-38002	10.2	05/04/2023
10.39†	Fourth Amendment to Independent Contractor and Consultant Agreement as of September 18, 2023 between Laureate Education, Inc. and MC Consultoria and Assesoria Empresarial LTDA	10-Q	001-38002	10.2	11/02/2023
10.40†	Fifth Amendment to Independent Contractor and Consultant Agreement as of March 1, 2024 between Laureate Education, Inc. and MC Consultoria and Assesoria Empresarial LTDA	10-Q	001-38002	10.2	05/02/2024
10.41†	Form of Annual Incentive Plan for Certain Executives	10-K	001-38002	10.45	02/22/2024
10.42†	Separation Agreement, dated February 28, 2024, between Laureate Education, Inc. and Richard H. Sinkfield III	10-Q	001-38002	10.1	05/02/2024
10.43*†	Promotion Offer Letter, dated February 29, 2024, between Laureate US Holdings Corporation and Leslie S. Brush
10.44	Stock Purchase Agreement, dated March 5, 2024, between Laureate Education, Inc. and each of ILM Investments Limited Partnership, Torreal Sociedad de Capital Riesgo S.A., Pedro del Corro García-Lomas, a member of Laureate’s Board of Directors, Ana Gómez Cuesta and José Diaz-Rato Revuelta	10-Q	001-38002	10.3	05/02/2024

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.45	Stock Purchase Agreement, dated May 6, 2024, between Laureate Education, Inc. and each of each of Snow Phipps Group, LLC, Snow Phipps Group, L.P., Snow Phipps Group (B), L.P., Snow Phipps Group (Offshore), L.P., Snow Phipps Group (RPV), L.P. and SPG Co-Investment, L.P.	10-Q	001-38002	10.1	8/1/2024
10.46*†	Employment Letter Agreement, dated December 12, 2024, between Laureate Education, Inc. and Eilif Serck-Hanssen, including Form of One-Time Restricted Stock Unit Award
19*	Laureate Education, Inc. Insider Trading Policy
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32*	Certifications pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
97	Laureate Education, Inc. Incentive Compensation Clawback Policy	10-K	001-38002	97	2/22/2024
Ex. 101.INS*	XBRL Instance Document - - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
Ex. 101.SCH*	Inline XBRL Taxonomy Extension Schema Document
Ex. 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Ex. 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
#	The exhibits, disclosure schedules, and other schedules, as applicable, have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
†	Indicates a management contract or compensatory plan or arrangement.
◊	Certain identified information has been omitted from this exhibit because it is both (1) not material, and (2) is the type that the Company treats as private or confidential.

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

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2025.

Laureate Education, Inc.

By: /s/ RICHARD M. BUSKIRK
Richard M. Buskirk
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ EILIF SERCK-HANSSEN	President, Chief Executive Officer and Director	February 20, 2025
Eilif Serck-Hanssen	(Principal Executive Officer)

/s/ RICHARD M. BUSKIRK	Senior Vice President and Chief Financial Officer	February 20, 2025
Richard M. Buskirk	(Principal Financial Officer)

/s/ GERARD M. KNAUER	Vice President, Accounting and Global Controller	February 20, 2025
Gerard M. Knauer	(Principal Accounting Officer)

/s/ ANDREW B. COHEN	Chairman of the Board	February 20, 2025
Andrew B. Cohen

/s/ WILLIAM J. DAVIS	Director	February 20, 2025
William J. Davis

/s/ PEDRO DEL CORRO	Director	February 20, 2025
Pedro del Corro

/s/ ARISTIDES DE MACEDO	Director	February 20, 2025
Aristides de Macedo

/s/ KENNETH W. FREEMAN	Director	February 20, 2025
Kenneth W. Freeman

/s/ BARBARA MAIR	Director	February 20, 2025
Barbara Mair

/s/ GEORGE MUÑOZ	Director	February 20, 2025
George Muñoz

/s/ DR. JUDITH RODIN	Director	February 20, 2025
Dr. Judith Rodin

/s/ IAN K. SNOW	Director	February 20, 2025
Ian K. Snow