Form 10-Q
period 2025-03-31
LAUREATE EDUCATION, INC.
filed 2025-05-01
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2025
Common stock, par value $0.004 per share	148,810,163 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended March 31,	2025	2024
	(Unaudited)	(Unaudited)
Revenues	$236,162	$275,372
Costs and expenses:
Direct costs	238,363	253,978
General and administrative expenses	10,990	10,265
Operating (loss) income	(13,191)	11,129
Interest income	1,519	1,911
Interest expense	(2,366)	(4,661)
Other expense, net	(15)	(548)
Foreign currency exchange loss, net	(3,199)	(5,607)
Loss on disposal of subsidiaries, net	—	(3,086)
Loss from continuing operations before income taxes and equity in net income (loss) of affiliates	(17,252)	(862)
Income tax expense	(2,517)	(9,922)
Equity in net income (loss) of affiliates, net of tax	3	(7)
Loss from continuing operations	(19,766)	(10,791)
Income (loss) from discontinued operations, net of tax of $0 for both periods	213	(57)
Net loss	(19,553)	(10,848)
Net loss attributable to noncontrolling interests	57	97
Net loss attributable to Laureate Education, Inc.	$(19,496)	$(10,751)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.13)	$(0.07)
Income (loss) from discontinued operations	—	—
Basic and diluted loss per share	$(0.13)	$(0.07)
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended March 31,	2025	2024
	(Unaudited)	(Unaudited)
Net loss	$(19,553)	$(10,848)
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $0 for both periods	9,333	26,883
Total other comprehensive income	9,333	26,883
Comprehensive (loss) income	(10,220)	16,035
Net comprehensive loss attributable to noncontrolling interests	60	97
Comprehensive (loss) income attributable to Laureate Education, Inc.	$(10,160)	$16,132
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	March 31, 2025	December 31, 2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$109,776	$91,350
Restricted cash	7,132	6,504
Receivables:
Accounts and notes receivable	141,197	189,124
Other receivables	5,482	3,190
Allowance for doubtful accounts	(99,287)	(100,527)
Receivables, net	47,392	91,787
Income tax receivable	23,406	7,086
Prepaid expenses and other current assets	39,325	30,020
Current assets held for sale	1,022	564
Total current assets	228,053	227,311
Property and equipment:
Land	130,416	127,413
Buildings	353,340	347,522
Furniture, equipment and software	511,660	504,648
Leasehold improvements	128,233	125,690
Construction in-progress	29,456	27,997
Accumulated depreciation and amortization	(631,078)	(619,018)
Property and equipment, net	522,027	514,252
Operating lease right-of-use assets, net	282,109	292,387
Goodwill	565,739	563,404
Tradenames, net	148,941	147,911
Deferred costs, net	4,802	4,732
Deferred income taxes	56,616	60,823
Other assets	40,319	40,830
Long-term assets held for sale	9,599	10,410
Total assets	$1,858,205	$1,862,060
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	March 31, 2025	December 31, 2024
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$46,973	$35,340
Accrued expenses	62,428	60,972
Accrued compensation and benefits	72,061	91,311
Deferred revenue and student deposits	112,480	64,340
Current portion of operating leases	50,983	48,170
Current portion of long-term debt and finance leases	21,906	41,260
Income taxes payable	453	2,371
Other current liabilities	27,299	22,941
Current liabilities held for sale	1,076	1,190
Total current liabilities	395,659	367,895
Long-term operating leases, less current portion	270,272	278,957
Long-term debt and finance leases, less current portion	90,988	59,027
Deferred compensation	8,399	8,269
Income taxes payable	133,715	136,473
Deferred income taxes	13,071	12,433
Other long-term liabilities	30,212	31,984
Long-term liabilities held for sale	8,456	8,479
Total liabilities	950,772	903,517
Redeemable equity	1,398	1,398
Stockholders' equity:
Preferred stock, par value $0.001 per share – 50,000 shares authorized and no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.004 per share – 700,000 shares authorized, 148,810 shares issued and outstanding as of March 31, 2025 and 150,794 shares issued and outstanding as of December 31, 2024	596	604
Additional paid-in capital	1,114,504	1,129,511
Retained earnings	246,273	291,644
Accumulated other comprehensive loss	(452,874)	(462,210)
Total Laureate Education, Inc. stockholders' equity	908,499	959,549
Noncontrolling interests	(2,464)	(2,404)
Total stockholders' equity	906,035	957,145
Total liabilities and stockholders' equity	$1,858,205	$1,862,060
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the three months ended March 31,	2025	2024
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net loss	$(19,553)	$(10,848)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,078	18,050
Amortization of operating lease right-of-use assets	8,125	9,765
(Gain) loss on lease terminations and disposals of subsidiaries and property and equipment, net	(255)	3,251
Non-cash interest expense	380	324
Non-cash share-based compensation expense	2,463	1,409
Bad debt expense	4,395	6,307
Deferred income taxes	4,860	1,267
Unrealized foreign currency exchange loss	2,932	4,964
Other, net	3,304	3,221
Changes in operating assets and liabilities:
Receivables	40,931	2,301
Prepaid expenses and other assets	(9,930)	(14,475)
Accounts payable and accrued expenses	(18,501)	(26,597)
Income tax receivable/payable, net	(20,940)	(11,986)
Deferred revenue and other liabilities	43,488	46,200
Net cash provided by operating activities	57,777	33,153
Cash flows from investing activities
Purchase of property and equipment	(4,612)	(15,884)
Receipts from sales of property and equipment	56	48
Payments related to sales of discontinued operations	—	(154)
Net cash used in investing activities	(4,556)	(15,990)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	30,000	81,091
Payments on long-term debt	(22,461)	(26,545)
Payment of dividend equivalent rights for vested share-based awards	(386)	(1,598)
Proceeds from exercise of stock options	42	29
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(2,345)	(1,693)
Payments to repurchase common stock	(39,499)	(32,894)
Payments of debt issuance costs	—	(9)
Net cash (used in) provided by financing activities	(34,649)	18,381
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	875	1,123
Change in cash included in current assets held for sale	(393)	278
Net change in Cash and cash equivalents and Restricted cash	19,054	36,945
Cash and cash equivalents and Restricted cash at beginning of period	97,854	96,897
Cash and cash equivalents and Restricted cash at end of period	$116,908	$133,842
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

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, these financial statements include all adjustments considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with Laureate's audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the 2024 Form 10-K).

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

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the three months ended March 31, 2025 and 2024:

	Mexico	Peru	Corporate(1)	Total
2025
Tuition and educational services	$244,069	$39,507	$—	$283,576	120%
Other	39,600	11,047	51	50,698	22%
Gross revenue	283,669	50,554	51	334,274	142%
Less: Discounts / waivers / scholarships	(94,414)	(3,698)	—	(98,112)	(42)%
Total	$189,255	$46,856	$51	$236,162	100%
2024
Tuition and educational services	$267,315	$54,296	$—	$321,611	117%
Other	47,168	11,974	47	59,189	21%
Gross revenue	314,483	66,270	47	380,800	138%
Less: Discounts / waivers / scholarships	(100,403)	(5,025)	—	(105,428)	(38)%
Total	$214,080	$61,245	$47	$275,372	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $141,197 and $189,124 as of March 31, 2025 and December 31, 2024, respectively. The decrease in the contract assets balance at March 31, 2025 compared to December 31, 2024 was primarily driven by enrollment cycles, in particular the repayment of outstanding amounts by students re-enrolling for the next academic session. The first and third calendar quarters generally coincide with the primary and secondary intakes for our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $112,480 and $64,340 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively. The increase in the contract liability balance during the period ended March 31, 2025 was the result of semester billings and cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during the period. Revenue recognized during the three months ended March 31, 2025 that was included in the contract liability balance at the beginning of the year was approximately $48,722.

Note 3. Assets Held for Sale

Two of the Company’s subsidiaries that operate K-12 educational programs in Mexico are classified as held for sale under ASC 360-10-45-9, “Long-Lived Assets Classified as Held for Sale.” The sale of the K-12 campuses is intended to allow the Mexico segment to focus on its core business. The planned sale of this disposal group does not represent a strategic shift and therefore does not qualify for presentation as a discontinued operation in the Consolidated Financial Statements. In addition, several parcels of land at campuses in Mexico are classified as held for sale under ASC 360-10-45-9. The assets and liabilities are recorded at the lower of their carrying values or their estimated fair values less costs to sell. The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are presented in the following table:

	March 31, 2025	December 31, 2024
Assets Held for Sale
Cash and cash equivalents	$636	$246
Receivables, net	329	319
Property and equipment, net	2,112	2,897
Operating lease right-of-use assets, net	7,487	7,512
Other assets	57	—
Total assets held for sale	$10,621	$10,974

Liabilities Held for Sale
Deferred revenue and student deposits	$693	$756
Operating leases, including current portion	7,580	7,606
Long-term debt, including current portion	697	704
Other liabilities	562	603
Total liabilities held for sale	$9,532	$9,669

The long-term debt balance represents a finance lease for property.

Note 4. Business and Geographic Segment Information

Laureate’s educational services are offered through two reportable segments: Mexico and Peru. Laureate determines its segments based on information utilized by the chief operating decision maker to allocate resources and assess performance. Laureate’s Chief Executive Officer is the chief operating decision maker.

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

The chief operating decision maker uses Adjusted EBITDA to evaluate performance and to allocate resources for each segment in the annual budget and monthly forecasting process. Adjusted EBITDA is defined as Loss from continuing operations before income taxes and equity in net income (loss) of affiliates, adding back the following items: Loss on disposal of subsidiaries, net, Foreign currency exchange loss, net, Other expense, net, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, and Share-based compensation expense. The chief operating decision maker considers budget-to-actual variances for Adjusted EBITDA when making decisions about allocating resources to the segments.

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

The following table presents a reconciliation of Adjusted EBITDA of our reportable segments to Loss from continuing operations before income taxes and equity in net income (loss) of affiliates, as reported in the Consolidated Statements of Operations:

For the three months ended March 31,	2025	2024
Adjusted EBITDA of reportable segments:
Mexico	$52,959	$59,916
Peru	(38,842)	(20,710)
Total Adjusted EBITDA of reportable segments	14,117	39,206
Reconciling items:
Corporate	(8,767)	(8,618)
Depreciation and amortization expense	(16,078)	(18,050)
Share-based compensation expense	(2,463)	(1,409)
Operating (loss) income	(13,191)	11,129
Interest income	1,519	1,911
Interest expense	(2,366)	(4,661)
Other expense, net	(15)	(548)
Foreign currency loss, net	(3,199)	(5,607)
Loss on disposal of subsidiaries, net	—	(3,086)
Loss from continuing operations before income taxes and equity in net income (loss) of affiliates	$(17,252)	$(862)

The following table presents significant segment expenses of our reportable segments:

For the three months ended March 31,	2025	2024
Mexico
Revenues	$189,255	$214,080
Less:
Labor costs	64,429	71,368
Lease and other facilities costs	23,091	31,819
Advertising costs	12,678	13,441
Other costs (1)	36,098	37,536
Adjusted EBITDA	$52,959	$59,916

Peru
Revenues	$46,856	$61,245
Less:
Labor costs	48,450	46,108
Lease and other facilities costs	7,374	7,758
Advertising costs	9,961	7,512
Other costs (1)	19,913	20,577
Adjusted EBITDA	$(38,842)	$(20,710)
(1) Other costs for each reportable segment include: professional services expense, technology expense, bad debt and other direct costs.

The following table presents other financial information of our reportable segments:

For the three months ended March 31,	2025	2024
Mexico
Depreciation and amortization expense	$9,300	$10,990
Expenditures for long-lived assets	$2,580	$3,419

Peru
Depreciation and amortization expense	$6,600	$6,782
Expenditures for long-lived assets	$2,032	$12,465

The following table presents the total assets of our reportable segments:

	March 31, 2025	December 31, 2024
Assets
Mexico	$1,140,641	$1,143,053
Peru	557,242	567,310
Corporate	160,322	151,697
Total assets	$1,858,205	$1,862,060

Note 5. Goodwill

The change in the net carrying amount of Goodwill from December 31, 2024 through March 31, 2025 was composed of the following items:

	Mexico	Peru	Total
Balance at December 31, 2024	$491,066	$72,338	$563,404
Currency translation adjustments	649	1,686	2,335
Balance at March 31, 2025	$491,715	$74,024	$565,739

Note 6. Debt

Outstanding long-term debt was as follows:

	March 31, 2025	December 31, 2024
Senior long-term debt:
Senior Secured Credit Facility	$30,000	$—
Other debt:
Lines of credit	10,044	29,989
Notes payable and other debt	23,646	23,761
Total senior and other debt	63,690	53,750
Finance lease obligations and sale-leaseback financings	50,933	48,395
Total long-term debt and finance leases	114,623	102,145
Less: total unamortized deferred financing costs	1,729	1,858
Less: current portion of long-term debt and finance leases	21,906	41,260
Long-term debt and finance leases, less current portion	$90,988	$59,027

Senior Secured Credit Facility

The Company maintains a revolving credit facility (the Revolving Credit Facility) under its credit agreement (the Amended Credit Agreement) that provides for $155,000 of revolving credit loans maturing September 18, 2028. The credit available to be borrowed under the Amended Credit Agreement, whether as revolving loans or term loans, if any, are referred to herein collectively as the “Senior Secured Credit Facility.”

As of March 31, 2025 and December 31, 2024, the Senior Secured Credit Facility had a total outstanding balance of $30,000 and $0, respectively.

Estimated Fair Value of Debt

As of March 31, 2025 and December 31, 2024, the estimated fair value of our debt approximated its carrying value.

Certain Covenants

As of March 31, 2025, our Amended Credit Agreement contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Amended Credit Agreement provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, to exceed 3 as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The Amended Credit Agreement also provides that if less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of March 31, 2025, this condition was satisfied and, therefore, we were not subject to the leverage ratio. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of March 31, 2025.

Note 7. Commitments and Contingencies

Contingencies

Laureate is subject to legal actions arising in the ordinary course of its business. In management's opinion, we have adequate legal defenses, insurance coverage and/or accrued liabilities with respect to the eventuality of such actions. We do not believe that any settlement would have a material impact on our Consolidated Financial Statements.

Income Tax Contingencies

As of March 31, 2025 and December 31, 2024, Laureate had recorded cumulative liabilities for income tax contingencies of $133,715 and $136,473, respectively.

Non-Income Tax Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of March 31, 2025 and December 31, 2024, approximately $11,800 and $13,500, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets.

We have also identified certain loss contingencies that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies could be up to approximately $17,000 if the outcomes were unfavorable.

Guarantees

During the first quarter of 2021, one of our Peruvian institutions issued a bank guarantee in order to appeal a tax assessment received related to tax audits of 2014 and 2015. As of March 31, 2025 and December 31, 2024, the total amount of the guarantee was approximately $7,500 and $7,300, respectively.

Note 8. Stockholders’ Equity

The components of net changes in stockholders’ equity for the three months ended March 31, 2025 are as follows:

	Laureate Education, Inc. Stockholders
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2024	150,794	$604	$1,129,511	$291,644	$(462,210)	$(2,404)	$957,145
Non-cash share-based compensation	—	—	2,463	—	—	—	2,463
Purchase and retirement of common stock	(2,181)	(9)	(16,339)	(25,875)	—	—	(42,223)
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	197	1	(1,129)	—	—	—	(1,128)
Equitable adjustments to stock-based awards	—	—	(2)	—	—	—	(2)
Net loss	—	—	—	(19,496)	—	(57)	(19,553)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	9,336	(3)	9,333
Balance at March 31, 2025	148,810	$596	$1,114,504	$246,273	$(452,874)	$(2,464)	$906,035

Stock Repurchases

On March 13, 2025, the Company entered into a stock purchase agreement with each of Snow Phipps Group, L.P., Snow Phipps Group (B), L.P., Snow Phipps Group (Offshore), L.P., Snow Phipps Group (RPV), L.P. and SPG Co-Investment, L.P. (together, the Snow Phipps Sellers), pursuant to which the Company purchased an aggregate of 521 shares of its common stock from the Snow Phipps Sellers at a purchase price of $17.47 per share for an aggregate purchase price of $9,101.

Additionally, during the first quarter of 2025, the Company repurchased 1,660 shares of its common stock on the open market at prevailing market prices pursuant to a Rule 10b5-1 stock repurchase plan, in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), for total open market repurchases of approximately $32,747.

The above repurchases were pursuant to the Company’s existing $100,000 stock purchase program that was announced on September 13, 2024. The Company intends to finance the repurchases with free cash flow, excess cash and liquidity on-hand, including available capacity under its Revolving Credit Facility. The Company’s proposed repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Exchange Act. Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s board will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. Under this stock repurchase program, all shares repurchased are immediately retired. Upon retirement of repurchased stock, the excess of the purchase price plus excise tax over par value is allocated to additional paid-in capital, subject to certain limitations. Any remainder is allocated to retained earnings to the extent that positive retained earnings exist.

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

Share-based Compensation Expense

During the three months ended March 31, 2025 and 2024, the Company recorded share-based compensation expense for restricted stock unit awards of $2,463 and $1,409, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI) in our Consolidated Balance Sheets includes the accumulated translation adjustments arising from translation of foreign subsidiaries’ financial statements, the unrealized gain on a derivative designated as an effective net investment hedge, and the accumulated net gains or losses that are not recognized as components of net periodic benefit cost for our minimum pension liability. The AOCI related to the net investment hedge will be deferred from earnings until the sale or liquidation of the hedged investee. Laureate reports changes in AOCI on our Consolidated Statements of Stockholders’ Equity. The components of these balances were as follows:

	March 31, 2025			December 31, 2024
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation adjustment	$(462,368)	$962	$(461,406)	$(471,704)	$965	$(470,739)
Unrealized gain on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(922)	—	(922)	(922)	—	(922)
Accumulated other comprehensive loss	$(452,874)	$962	$(451,912)	$(462,210)	$965	$(461,245)

Note 9. Income Taxes

Laureate's income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the three months ended March 31, 2025 and 2024 are based on estimated full-year effective tax rates, adjusted for discrete income tax items related specifically to the interim periods. Laureate has operations in multiple countries at various statutory tax rates and other operations that are loss-making entities for which it is not more likely than not that a tax benefit will be realized on the loss. For the three months ended March 31, 2025, the Company recognized income tax expense of $2,517, as compared to $9,922 in the prior-year period.

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

The following table summarizes the computations of basic and diluted earnings (loss) per share:

For the three months ended March 31,	2025	2024
Numerator used in basic and diluted earnings (loss) per common share for continuing operations:
Loss from continuing operations	$(19,766)	$(10,791)
Loss attributable to noncontrolling interests	57	97
Net loss from continuing operations for basic and diluted earnings per share	$(19,709)	$(10,694)

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Net income (loss) from discontinued operations for basic and diluted earnings (loss) per share	$213	$(57)

Denominator used in basic and diluted earnings (loss) per common share:
Basic and diluted weighted average shares outstanding	147,563	157,011

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.13)	$(0.07)
Income (loss) from discontinued operations	—	—
Basic and diluted loss per share	$(0.13)	$(0.07)

The following table summarizes the number of restricted stock units that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

For the three months ended March 31,	2025	2024
Stock options	316	359
Restricted stock units	1,179	722

Note 11. Related Party Transactions

2025 Stock Repurchases

As discussed in Note 8, Stockholders’ Equity, on March 13, 2025, the Company entered into a stock purchase agreement with the Snow Phipps Sellers pursuant to which the Company purchased an aggregate of 521 shares of its common stock from the Snow Phipps Sellers at a purchase price of $17.47 per share for an aggregate purchase price of $9,101. This repurchase, which was approved as a related party transaction by the Audit and Risk Committee of the Company’s Board of Directors, was pursuant to the Company’s existing $100,000 share repurchase program that was announced on September 13, 2024.

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

Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations. There have been no material changes to the laws and regulations affecting our higher education institutions that are described in our 2024 Form 10‑K.

Note 13. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the March 31, 2024 balance. The March 31, 2025 and March 31, 2024 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024	December 31, 2024
Cash and cash equivalents	$109,776	$126,226	$91,350
Restricted cash	7,132	7,616	6,504
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$116,908	$133,842	$97,854

Restricted cash represents cash that is not immediately available for use in current operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q (this Form 10-Q) contains “forward‑looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward‑looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or similar expressions that concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results, and all statements we make relating to our current growth strategy and other future plans, strategies or transactions that may be identified, explored or implemented and any litigation or dispute resulting from any completed transaction are forward-looking statements. In addition, we, through our senior management, from time to time make forward‑looking public statements concerning our expected future operations and performance and other developments. All of these forward‑looking statements are subject to risks and uncertainties that may change at any time, including with respect to our current growth strategy and the impact of any completed divestiture or separation transaction on our remaining businesses. Accordingly, our actual results may differ materially from those we expected. We derive most of our forward‑looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements and risk factors included in this Form 10-Q, are disclosed in “Item 1—Business,” and “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the 2024 Form 10-K). Some of the factors that we believe could affect our results include:
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

Overview

Our Business

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. Collectively, we have approximately 477,000 students enrolled at five institutions in these two countries. We believe that the higher education markets in Mexico and Peru present an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in those markets. We believe that the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education, creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy. We have two reportable segments as described below. We group our institutions by geography in Mexico and Peru for reporting purposes.

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

The following information for our reportable segments is presented as of March 31, 2025:

	Institutions	Enrollment	2025 YTD Revenues ($ in millions) (1)	% Contribution to 2025 YTD Revenues
Mexico	2	250,200	$189.3	80%
Peru	3	226,800	46.9	20%
Total (1)	5	477,000	$236.2	100%
(1) Amounts related to Corporate were immaterial and are not separately presented.

Challenges

Our operations are outside of the United States and are subject to complex business, economic, legal, regulatory, political, tax and foreign currency risks, which may be difficult to adequately address. As a result, we face risks that are inherent in international operations, including: fluctuations in exchange rates, possible currency devaluations, inflation and hyper-inflation; price controls and foreign currency exchange restrictions; potential economic and political instability in both countries in which we operate; expropriation of assets by local governments; key political elections and changes in government policies; subsequent changes to laws and regulatory regimes; multiple and possibly overlapping and conflicting tax laws; and compliance with a wide variety of foreign laws. See “Item 1A—Risk Factors—Risks Relating to Our Business—We operate a portfolio of degree-granting higher education institutions in Mexico and Peru and are subject to complex business, economic, legal, political, tax and foreign currency risks, which risks may be difficult to adequately address,” in our 2024 Form 10-K. We plan to grow our operations organically by: 1) adding new programs and course offerings; 2) expanding target student demographics; and 3) increasing capacity at existing and new campus locations. Our success in growing our business will depend on the ability to anticipate and effectively manage these and other risks related to operating in various countries.

Regulatory Environment and Other Matters

Our business is subject to varying laws and regulations based on the requirements of local jurisdictions. These laws and regulations are subject to updates and changes. We cannot predict the form of the rules that ultimately may be adopted in the future or what effects they might have on our business, financial condition, results of operations and cash flows. We will continue to develop and implement necessary changes that enable us to comply with such laws and regulations. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations,” and “Item 1—Business—Industry Regulation” in our 2024 Form 10-K for a detailed discussion of our different regulatory environments.

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

Each of our institutions has an enrollment cycle that varies by geographic region and academic program. Each institution has a “Primary Intake” period during the academic year in which the majority of the enrollment occurs. Each institution also has a smaller “Secondary Intake” period. Our Peruvian institutions have their Primary Intake during the first calendar quarter and a Secondary Intake during the third calendar quarter. Institutions in our Mexico segment have their Primary Intake during the third calendar quarter and a Secondary Intake during the first calendar quarter. Our institutions in Peru are generally out of session in January, February and July, while institutions in Mexico are generally out of session in May through July. Revenues are recognized when classes are in session.

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

Factors Affecting Comparability

Foreign Exchange

While the USD is our reporting currency, our institutions are located in Mexico and Peru and operate in other functional currencies, namely the Mexican peso and Peruvian nuevo sol. We monitor the impact of foreign currency movements and the correlation between the local currency and the USD. Our revenues and expenses are generally denominated in local currency. The principal foreign exchange exposure is the risk related to the translation of revenues and expenses incurred in each country from the local currency into USD. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our reported revenues and earnings may be negatively affected by the strengthening of the U.S. dollar and currency exchange rates” in our 2024 Form 10‑K. In order to provide a framework for assessing how our business performed excluding the effects of foreign currency fluctuations, we present organic constant currency in our segment results, which is calculated using the change from prior-year average foreign exchange rates to current-year average foreign exchange rates, as applied to local-currency operating results for the current year, and excludes the impact of acquisitions and divestitures.

Seasonality

Our institutions have a summer break during which classes are generally not in session and minimal revenues are recognized. In addition to the timing of summer breaks, holidays such as Easter also have an impact on our academic calendar. Operating expenses, however, do not fully correlate to the enrollment and revenue cycles, as the institutions continue to incur expenses during summer breaks. Given the geographic diversity of our institutions and differences in timing of summer breaks, our second and fourth quarters are stronger revenue quarters as the majority of our institutions are in session for most of these respective quarters. Our first and third fiscal quarters are weaker revenue quarters because our institutions have summer breaks for some portion of one of these two quarters. However, our primary enrollment intakes occur during the first and third quarters. Due to this seasonality, revenues and profits in any one quarter are not necessarily indicative of results in subsequent quarters and may not be correlated to new enrollment in any one quarter. Additionally, seasonality may be affected due to other events that could change the academic calendar at our institutions. See “Item 1A—Risk Factors—Risks Relating to Our Business—We experience seasonal fluctuations in our results of operations” in our 2024 Form 10-K.

Income Tax Expense

Our consolidated income tax provision is derived based on the combined impact of federal, state and foreign income taxes. Also, discrete items can arise in the course of our operations that can further affect the Company’s effective tax rate for the period. Our tax rate fluctuates from period to period due to changes in the mix of earnings between our tax-paying entities and our loss-making entities for which it is not 'more likely than not' that a tax benefit will be realized on the loss. See “Item 1A—Risk Factors—Risks Relating to Our Business—We may have exposure to greater-than-anticipated tax liabilities” in our 2024 Form 10-K.

Results of Operations

The following discussion of the results of our operations is organized as follows:

•Summary Comparison of Consolidated Results;
•Non-GAAP Financial Measure; and
•Segment Results.

Summary Comparison of Consolidated Results

Comparison of Consolidated Results for the Three Months Ended March 31, 2025 and 2024

			% Change
			Better/(Worse)
(in millions)	2025	2024	2025 vs. 2024
Revenues	$236.2	$275.4	(14)%
Direct costs	238.4	254.0	6%
General and administrative expenses	11.0	10.3	(7)%
Operating (loss) income	(13.2)	11.1	nm
Interest expense, net of interest income	(0.8)	(2.8)	71%
Other non-operating expense	(3.2)	(9.2)	65%
Loss from continuing operations before income taxes	(17.3)	(0.9)	nm
Income tax expense	(2.5)	(9.9)	75%
Loss from continuing operations	(19.8)	(10.8)	(83)%
Income (loss) from discontinued operations, net of tax	0.2	(0.1)	nm
Net loss	(19.6)	(10.8)	(81)%
Net loss attributable to noncontrolling interests	0.1	0.1	—%
Net loss attributable to Laureate Education, Inc.	$(19.5)	$(10.8)	(81)%
nm - percentage changes not meaningful

Comparison of Consolidated Results for the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

Revenues decreased by $39.2 million to $236.2 million for the three months ended March 31, 2025 (the 2025 fiscal quarter) from $275.4 million for the three months ended March 31, 2024 (the 2024 fiscal quarter). This decrease in revenues was attributable to the effect of a net change in foreign currency exchange rates, which decreased revenues by $37.6 million, mainly due to the weakening of the Mexican peso against the USD compared to the 2024 fiscal quarter. In addition, the effect of changes in tuition rates and enrollments in programs at varying price points (product mix), pricing and timing decreased revenues by $19.2 million for the 2025 fiscal quarter, mainly due to a decrease of approximately $26 million in revenue from intra-year academic calendar timing attributable to later semester start dates in the 2025 fiscal quarter as compared to the 2024 fiscal quarter. These decreases in revenue were partially offset by higher average total organic enrollment at our institutions, which increased revenues by $17.5 million compared to the 2024 fiscal quarter. Corporate accounted for the remaining difference of $0.1 million.

Direct costs and general and administrative expenses combined decreased by $14.9 million to $249.4 million for the 2025 fiscal quarter from $264.3 million for the 2024 fiscal quarter. This decrease in direct costs was driven by the effect of a net change in foreign currency exchange rates, which decreased direct costs by $27.9 million, mainly due to the weakening of the Mexican peso against the USD compared to the 2024 fiscal quarter. This decrease in direct costs was partially offset by the effect of operational changes, which increased direct costs by $12.7 million compared to the 2024 fiscal quarter, primarily due to the result of higher enrollment at our institutions. Corporate accounted for the remaining difference of $0.3 million.

Operating (loss) income changed by $24.3 million to a loss of $(13.2) million for the 2025 fiscal quarter from income of $11.1 million for the 2024 fiscal quarter. This change was primarily driven by a higher operating loss in our Peru segment during the 2025 fiscal quarter compared to the 2024 fiscal quarter due to the unfavorable effect of the timing of the academic calendar. In addition, our Mexico segment had lower operating income during the 2025 fiscal quarter compared to the 2024 fiscal quarter due to the unfavorable effect of the academic calendar timing combined with the weakening of the Mexican peso against the USD.

Other non-operating expense decreased by $6.0 million to $3.2 million for the 2025 fiscal quarter from $9.2 million for the 2024 fiscal quarter. This decrease in other non-operating expense was attributable to: (1) the year-over-year effect of a $3.1 million loss related to the release of accumulated foreign currency translation balances upon the liquidation of certain subsidiaries during the 2024 fiscal quarter; (2) a decrease in foreign currency exchange loss of $2.4 million compared to the 2024 fiscal quarter; and (3) a decrease in other expenses of $0.5 million compared to the 2024 fiscal quarter.

Income tax expense decreased by $7.4 million to $2.5 million for the 2025 fiscal quarter from $9.9 million for the 2024 fiscal quarter. This decrease was primarily attributable to the year-over-year effect of Peru generating a larger loss during the 2025 fiscal quarter versus the 2024 fiscal quarter due to the unfavorable effect of intra-year academic calendar timing attributable to later semester start dates in the 2025 fiscal quarter as compared to the 2024 fiscal quarter.

Non-GAAP Financial Measure

We define Adjusted EBITDA as net income (loss), before (income) loss from discontinued operations, net of tax, equity in net (income) loss of affiliates, net of tax, income tax expense (benefit), (gain) loss on disposal of subsidiaries, net, foreign currency exchange (gain) loss, net, other (income) expense, net, loss on debt extinguishment, interest expense and interest income, plus depreciation and amortization, share-based compensation expense and loss on impairment of assets. Adjusted EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures.

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

The following table presents Adjusted EBITDA and reconciles Net loss to Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

			% Change
			Better/(Worse)
(in millions)	2025	2024	2025 vs. 2024
Net loss	$(19.6)	$(10.8)	(81)%
Plus:
(Income) loss from discontinued operations, net of tax	(0.2)	0.1	nm
Loss from continuing operations	(19.8)	(10.8)	(83)%
Plus:
Income tax expense	2.5	9.9	75%
Loss from continuing operations before income taxes	(17.3)	(0.9)	nm
Plus:
Loss on disposal of subsidiaries, net	—	3.1	100%
Foreign currency exchange loss, net	3.2	5.6	43%
Other expense, net	—	0.5	100%
Interest expense	2.4	4.7	49%
Interest income	(1.5)	(1.9)	(21)%
Operating (loss) income	(13.2)	11.1	nm
Plus:
Depreciation and amortization	16.1	18.1	11%
EBITDA	2.9	29.2	(90)%
Plus:
Share-based compensation expense (a)	2.5	1.4	(79)%
Adjusted EBITDA	$5.4	$30.6	(82)%
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

The following table, derived from our consolidated financial statements included elsewhere in this Form 10-Q, presents selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended March 31,	2025	2024	2025 vs. 2024
Revenues:
Mexico	$189.3	$214.1	(12)%
Peru	46.9	61.2	(23)%
Corporate	0.1	—	nm
Consolidated Total Revenues	$236.2	$275.4	(14)%

Adjusted EBITDA:
Mexico	$53.0	$59.9	(12)%
Peru	(38.8)	(20.7)	(87)%
Corporate	(8.8)	(8.6)	(2)%
Consolidated Total Adjusted EBITDA	$5.4	$30.6	(82)%
nm - percentage changes not meaningful

Mexico

Financial Overview

Comparison of Mexico Results for the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2024	$214.1	$154.2	$59.9
Organic enrollment (1)	15.7
Product mix, pricing and timing (1)	(2.1)
Organic constant currency	13.6	9.4	4.2
Foreign exchange	(38.4)	(27.3)	(11.1)
March 31, 2025	$189.3	$136.3	$53.0
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $24.8 million, a 12% decrease from the 2024 fiscal quarter.
•Revenue for the 2025 fiscal quarter was unfavorably affected by the weakening of the Mexican peso against the USD and approximately $8 million of intra-year academic calendar timing attributable to later semester start dates in the 2025 fiscal quarter as compared to the 2024 fiscal quarter.
•Organic enrollment increased during the 2025 fiscal quarter by 8%, increasing revenues by $15.7 million.
•Revenues from our Mexico segment represented 80% of our consolidated total revenues for the 2025 fiscal quarter, compared to 78% for the 2024 fiscal quarter.

Adjusted EBITDA decreased by $6.9 million, a 12% decrease from the 2024 fiscal quarter, which was primarily driven by the weakening of the Mexican peso against the USD and the timing of the academic calendar.

Peru

Financial Overview

Comparison of Peru Results for the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2024	$61.2	$81.9	$(20.7)
Organic enrollment (1)	1.8
Product mix, pricing and timing (1)	(16.9)
Organic constant currency	(15.1)	2.6	(17.7)
Foreign exchange	0.8	1.2	(0.4)
March 31, 2025	$46.9	$85.7	$(38.8)
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $14.3 million, a 23% decrease from the 2024 fiscal quarter.
•Revenue for the 2025 fiscal quarter was unfavorably affected by approximately $18 million of intra-year academic calendar timing attributable to later semester start dates in the 2025 fiscal quarter as compared to the 2024 fiscal quarter.
•Organic enrollment increased during the 2025 fiscal quarter by 2%, increasing revenues by $1.8 million.
•Revenues from our Peru segment represented 20% of our consolidated total revenues for the 2025 fiscal quarter compared to 22% for the 2024 fiscal quarter.

Adjusted EBITDA decreased by $18.1 million, an 87% decrease from the 2024 fiscal quarter, primarily due to the unfavorable effect of the academic calendar timing.

Corporate

Corporate revenues primarily represent miscellaneous other revenues, net of the elimination of intersegment revenues.

Comparison of Corporate Results for the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

			% Change
			Better/(Worse)
(in millions)	2025	2024	2025 vs. 2024
Revenues	$0.1	$—	nm
Expenses	8.9	8.6	(3)%
Adjusted EBITDA	$(8.8)	$(8.6)	(2)%
nm - percentage changes not meaningful

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

As of March 31, 2025, our secondary source of liquidity was cash and cash equivalents of $109.8 million. Our cash accounts are maintained with high-quality financial institutions. The Company also maintains a revolving credit facility under its credit agreement (the Amended Credit Agreement) that provides for borrowings of up to $155.0 million of revolving credit loans maturing September 2028 (the Revolving Credit Facility). The credit available to be borrowed under the Amended Credit Agreement, whether as revolving loans or term loans, if any, are referred to herein collectively as the “Senior Secured Credit Facility.” In accordance with the terms of the Amended Credit Agreement, any proceeds drawn on the Revolving Credit Facility may be used for general corporate purposes. As of March 31, 2025, the Company had borrowed $30.0 million of the available capacity.

If certain conditions are satisfied, the Amended Credit Agreement also provides for an incremental revolving and term loan facilities, at the request of the Company and subject to lender approval, not to exceed (i) the greater of (a) $172.5 million and (b) 50% of the Company’s Consolidated EBITDA, plus (ii) additional amounts so long as both immediately before and after giving effect to such incremental facilities the Company’s Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, on a pro forma basis, does not exceed 2.25x, plus (iii) the aggregate amounts of any voluntary repayments of term loans, if any, and aggregate amount of voluntary repayments of revolving credit facilities that are accompanied by a corresponding termination or reduction of revolving credit commitments.

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $7.1 million as of March 31, 2025 and $6.5 million as of December 31, 2024. Restricted cash mainly consists of cash equivalents held as assets for a supplemental employment retention agreement for a former executive.

Indefinite Reinvestment of Historical Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As of March 31, 2025, $102.9 million of our total $109.8 million of cash and cash equivalents were held by foreign subsidiaries. As of December 31, 2024, $80.1 million of our total $91.4 million of cash and cash equivalents were held by foreign subsidiaries. As part of our business strategies, we have determined that the undistributed historical earnings of our foreign operations for which we have not already recorded taxes will be deemed indefinitely reinvested outside of the United States.

Liquidity Requirements

Our liquidity requirements include: funding for debt service (including finance leases); operating lease obligations; payments of deferred compensation; working capital; operating expenses; capital expenditures; stock repurchases; business development activities; and payments of other third-party obligations.

Debt

As of March 31, 2025, our debt obligations consisted of $30.0 million of borrowings under the Senior Secured Credit Facility and $33.7 million of other debt. Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries and notes payable. In addition, our finance lease obligations and sale-leaseback financings were $50.9 million.

Covenants

The Amended Credit Agreement provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, to exceed 3 as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The Amended Credit Agreement also provides that if less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of March 31, 2025, this condition was satisfied and, therefore, we were not subject to the leverage ratio. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with those covenants as of March 31, 2025.

Leases

We conduct a significant portion of our operations from leased facilities, including many of our higher education facilities and other office locations. As of March 31, 2025 and December 31, 2024, the present value of operating lease liabilities was $321.3 million and $327.1 million, respectively.

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

Our total capital expenditures, excluding receipts from the sale of subsidiaries and property and equipment, were $4.6 million and $15.9 million during the three months ended March 31, 2025 and 2024, respectively. The decrease in capital expenditures was primarily due to the year-over-year effect of the purchase of a parcel of land for a new campus during the 2024 fiscal quarter.

Share Repurchase Programs

On September 13, 2024, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $100 million of the Company’s common stock. The Company’s repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Exchange Act. Repurchases may also be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s Board of Directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. As of March 31, 2025, the approximate dollar value of shares yet to be repurchased under this stock repurchase program was $56.1 million. The Company intends to finance the repurchases with free cash flow, excess cash and liquidity and liquidity on-hand, including available capacity under its Revolving Credit Facility, or a combination thereof.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2025 and 2024:

(in millions)	2025	2024
Cash provided by (used in):
Operating activities	$57.8	$33.2
Investing activities	(4.6)	(16.0)
Financing activities	(34.6)	18.4
Effects of exchange rates changes on cash	0.9	1.1
Change in cash included in current assets held for sale	(0.4)	0.3
Net change in cash and cash equivalents and restricted cash	$19.1	$36.9

Comparison of Cash Flows for the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

Operating Activities
Cash provided by operating activities increased by $24.6 million to $57.8 million for the 2025 fiscal quarter from $33.2 million for the 2024 fiscal quarter. This increase in operating cash flows was attributable to: (1) the net effect of changes in operating assets and liabilities partially offset by lower operating income, which increased operating cash by $19.8 million compared to the 2024 fiscal quarter; (2) lower cash paid for taxes of $2.6 million, from $21.1 million for the 2024 fiscal quarter to $18.5 million for the 2025 fiscal quarter; and (3) lower cash paid for interest of $2.2 million, from $4.2 million for the 2024 fiscal quarter to $2.0 million for the 2025 fiscal quarter.

Investing Activities

Cash used in investing activities decreased by $11.4 million to $(4.6) million for the 2025 fiscal quarter from $(16.0) million for the 2024 fiscal quarter. This decrease in investing cash outflows was primarily attributable to lower capital expenditures of $11.3 million during the 2025 fiscal quarter compared to the 2024 fiscal quarter, mainly driven by the purchase of a parcel of land for a new campus during the 2024 fiscal quarter. Other items accounted for the remaining difference of $0.1 million.

Financing Activities

Cash flow from financing activities changed by $53.0 million to an outflow of $(34.6) million for the 2025 fiscal quarter from an inflow of $18.4 million for the 2024 fiscal quarter. This decrease in financing cash flows was primarily attributable to $47.0 million of lower net proceeds from long-term debt during the 2025 fiscal quarter compared to the 2024 fiscal quarter. In addition, payments for common stock repurchases were higher by $6.6 million during the 2025 period compared to the 2024 fiscal quarter. Other items accounted for the remaining difference of $0.6 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2024 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2024 Form 10-K. During the three months ended March 31, 2025, there were no significant changes to our critical accounting policies.

Recently Adopted Accounting Standards

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2024 Form 10-K. There have been no significant changes in our market risk exposures since our December 31, 2024 fiscal year end.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to “Item 3. Legal Proceedings” in our 2024 Form 10-K for information regarding material pending legal proceedings. There have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in “Item 1A. Risk Factors” in our 2024 Form 10‑K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (amounts in the table below shown in thousands, except per share amounts)

The following table provides a summary of the Company’s purchases of its common stock during the three months ended March 31, 2025 pursuant to the Company’s previously authorized share repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares yet to be purchased under the plans or programs (1)
1/1/25 - 1/31/25	9	$18.11	9	$97,813
2/1/25 - 2/28/25	317	19.76	317	91,550
3/1/25 - 3/31/25	1,855	19.09	1,855	56,129
Total	2,181	$19.19	2,181	$56,129
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

Item 5. Other Information

During the three months ended March 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Sixth Amendment to Independent Contractor and Consultant Agreement as of March 1, 2025 between Laureate Education, Inc. and MC Consultoria and Assesoria Empresarial LTDA
10.2	Amended and Restated 2013 Long Term Incentive Plan Form of Performance Share Units Notice and Agreement for 2025 Grants
10.3	Form of Annual Incentive Plan for Certain Executives
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ RICHARD M. BUSKIRK
Richard M. Buskirk
Senior Vice President and Chief Financial Officer
Date: May 1, 2025

/s/ GERARD M. KNAUER
Gerard M. Knauer
Vice President, Accounting and Global Controller
Date: May 1, 2025