Form 10-Q
period 2025-06-30
LAUREATE EDUCATION, INC.
filed 2025-07-31
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2025
Common stock, par value $0.004 per share	147,363,087 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended June 30,	2025	2024
	(Unaudited)	(Unaudited)
Revenues	$524,156	$499,245
Costs and expenses:
Direct costs	317,351	318,997
General and administrative expenses	13,468	13,653
Operating income	193,337	166,595
Interest income	1,369	2,004
Interest expense	(3,145)	(5,129)
Other income, net	804	108
Foreign currency exchange (loss) gain, net	(25,576)	27,451
Income from continuing operations before income taxes	166,789	191,029
Income tax expense	(69,359)	(63,072)
Income from continuing operations	97,430	127,957
(Loss) income from discontinued operations, net of tax of $0 for both periods	(4)	394
Net income	97,426	128,351
Net income attributable to noncontrolling interests	(2,343)	(221)
Net income attributable to Laureate Education, Inc.	$95,083	$128,130

Basic and diluted earnings (loss) per share:
Income from continuing operations	$0.65	$0.83
(Loss) income from discontinued operations	—	—
Basic and diluted earnings per share	$0.65	$0.83
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the six months ended June 30,	2025	2024
	(Unaudited)	(Unaudited)
Revenues	$760,318	$774,617
Costs and expenses:
Direct costs	555,714	572,975
General and administrative expenses	24,458	23,918
Operating income	180,146	177,724
Interest income	2,888	3,915
Interest expense	(5,511)	(9,790)
Other income (expense), net	789	(440)
Foreign currency exchange (loss) gain, net	(28,775)	21,844
Loss on disposal of subsidiaries, net	—	(3,086)
Income from continuing operations before income taxes and equity in net income (loss) of affiliates	149,537	190,167
Income tax expense	(71,876)	(72,994)
Equity in net income (loss) of affiliates, net of tax	3	(7)
Income from continuing operations	77,664	117,166
Income from discontinued operations, net of tax of $0 for both periods	209	337
Net income	77,873	117,503
Net income attributable to noncontrolling interests	(2,286)	(124)
Net income attributable to Laureate Education, Inc.	$75,587	$117,379

Basic earnings per share:
Income from continuing operations	$0.51	$0.75
Income from discontinued operations	—	—
Basic earnings per share	$0.51	$0.75
Diluted earnings per share:
Income from continuing operations	$0.50	$0.75
Income from discontinued operations	—	—
Diluted earnings per share	$0.50	$0.75
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended June 30,	2025	2024
	(Unaudited)	(Unaudited)
Net income	$97,426	$128,351
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	73,364	(107,546)
Total other comprehensive income (loss)	73,364	(107,546)
Comprehensive income	170,790	20,805
Net comprehensive income attributable to noncontrolling interests	(2,343)	(221)
Comprehensive income attributable to Laureate Education, Inc.	$168,447	$20,584
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the six months ended June 30,	2025	2024
	(Unaudited)	(Unaudited)
Net income	$77,873	$117,503
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	82,697	(80,663)
Total other comprehensive income (loss)	82,697	(80,663)
Comprehensive income	160,570	36,840
Net comprehensive income attributable to noncontrolling interests	(2,283)	(124)
Comprehensive income attributable to Laureate Education, Inc.	$158,287	$36,716
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	June 30, 2025	December 31, 2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$135,348	$91,350
Restricted cash	6,725	6,504
Receivables:
Accounts and notes receivable	245,268	189,124
Other receivables	8,272	3,190
Allowance for doubtful accounts	(107,639)	(100,527)
Receivables, net	145,901	91,787
Income tax receivable	3,619	7,086
Prepaid expenses and other current assets	30,412	30,020
Current assets held for sale	1,464	564
Total current assets	323,469	227,311
Property and equipment:
Land	134,464	127,413
Buildings	365,045	347,522
Furniture, equipment and software	552,489	504,648
Leasehold improvements	145,919	125,690
Construction in-progress	24,602	27,997
Accumulated depreciation and amortization	(675,646)	(619,018)
Property and equipment, net	546,873	514,252
Operating lease right-of-use assets, net	281,210	292,387
Goodwill	602,163	563,404
Tradenames, net	157,172	147,911
Deferred costs, net	4,756	4,732
Deferred income taxes	67,537	60,823
Other assets	42,522	40,830
Long-term assets held for sale	10,203	10,410
Total assets	$2,035,905	$1,862,060
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	June 30, 2025	December 31, 2024
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$43,068	$35,340
Accrued expenses	66,700	60,972
Accrued compensation and benefits	91,337	91,311
Deferred revenue and student deposits	84,290	64,340
Current portion of operating leases	57,800	48,170
Current portion of long-term debt and finance leases	36,399	41,260
Income taxes payable	16,499	2,371
Other current liabilities	35,447	22,941
Current liabilities held for sale	1,553	1,190
Total current liabilities	433,093	367,895
Long-term operating leases, less current portion	276,631	278,957
Long-term debt and finance leases, less current portion	78,147	59,027
Deferred compensation	8,530	8,269
Income taxes payable	130,807	136,473
Deferred income taxes	14,138	12,433
Other long-term liabilities	32,807	31,984
Long-term liabilities held for sale	9,003	8,479
Total liabilities	983,156	903,517
Redeemable equity	1,398	1,398
Stockholders' equity:
Preferred stock, par value $0.001 per share – 50,000 shares authorized and no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.004 per share – 700,000 shares authorized, 147,363 shares issued and outstanding as of June 30, 2025 and 150,794 shares issued and outstanding as of December 31, 2024	590	604
Additional paid-in capital	1,106,926	1,129,511
Retained earnings	323,466	291,644
Accumulated other comprehensive loss	(379,510)	(462,210)
Total Laureate Education, Inc. stockholders' equity	1,051,472	959,549
Noncontrolling interests	(121)	(2,404)
Total stockholders' equity	1,051,351	957,145
Total liabilities and stockholders' equity	$2,035,905	$1,862,060
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the six months ended June 30,	2025	2024
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net income	$77,873	$117,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,737	35,490
Amortization of operating lease right-of-use assets	16,977	19,736
(Gain) loss on lease terminations and disposals of subsidiaries and property and equipment, net	(265)	2,870
Non-cash interest expense	762	722
Non-cash share-based compensation expense	5,944	4,296
Bad debt expense	23,701	28,907
Deferred income taxes	(1,791)	(226)
Unrealized foreign currency exchange loss (gain)	28,866	(23,371)
Other, net	(7,069)	(9,439)
Changes in operating assets and liabilities:
Receivables	(72,350)	(58,935)
Prepaid expenses and other assets	(493)	(11,991)
Accounts payable and accrued expenses	3,401	(1,352)
Income tax receivable/payable, net	11,071	(17,868)
Deferred revenue and other liabilities	11,467	(12,959)
Net cash provided by operating activities	131,831	73,383
Cash flows from investing activities
Purchase of property and equipment	(17,879)	(26,617)
Receipts from sales of property and equipment	134	3,262
Net receipts from sales of discontinued operations	—	771
Net cash used in investing activities	(17,745)	(22,584)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	86,053	135,140
Payments on long-term debt	(85,617)	(68,610)
Payment of dividend equivalent rights for vested share-based awards	(455)	(1,714)
Proceeds from exercise of stock options	128	121
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(2,345)	(1,693)
Payments to repurchase common stock and excise tax payments	(71,591)	(71,431)
Payments of debt issuance costs	—	(78)
Net cash used in financing activities	(73,827)	(8,265)
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	4,775	(2,963)
Change in cash included in current assets held for sale	(815)	11
Net change in Cash and cash equivalents and Restricted cash	44,219	39,582
Cash and cash equivalents and Restricted cash at beginning of period	97,854	96,897
Cash and cash equivalents and Restricted cash at end of period	$142,073	$136,479
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

Note 2. Revenue

Revenue Recognition

Laureate’s revenues primarily consist of tuition and educational service revenues. We also generate other revenues from student fees and other education-related activities. These other revenues are less material to our overall financial results and have a tendency to trend with tuition revenues. Revenues are recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. These revenues are recognized net of scholarships and other discounts, refunds and waivers. Laureate’s institutions have various billing and academic cycles.

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

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the three months ended June 30, 2025 and 2024:

	Mexico	Peru	Corporate(1)	Total
2025
Tuition and educational services	$306,224	$320,360	$—	$626,584	120%
Other	27,650	22,402	53	50,105	9%
Gross revenue	333,874	342,762	53	676,689	129%
Less: Discounts / waivers / scholarships	(116,505)	(36,028)	—	(152,533)	(29)%
Total	$217,369	$306,734	$53	$524,156	100%
2024
Tuition and educational services	$294,425	$291,595	$—	$586,020	117%
Other	33,563	19,772	26	53,361	11%
Gross revenue	327,988	311,367	26	639,381	128%
Less: Discounts / waivers / scholarships	(109,406)	(30,730)	—	(140,136)	(28)%
Total	$218,582	$280,637	$26	$499,245	100%
(1) Includes the elimination of inter-segment revenues.

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the six months ended June 30, 2025 and 2024:

	Mexico	Peru	Corporate(1)	Total
2025
Tuition and educational services	$550,293	$359,867	$—	$910,160	120%
Other	67,250	33,449	104	100,803	13%
Gross revenue	617,543	393,316	104	1,010,963	133%
Less: Discounts / waivers / scholarships	(210,919)	(39,726)	—	(250,645)	(33)%
Total	$406,624	$353,590	$104	$760,318	100%
2024
Tuition and educational services	$561,739	$345,892	$—	$907,631	117%
Other	80,733	31,745	72	112,550	15%
Gross revenue	642,472	377,637	72	1,020,181	132%
Less: Discounts / waivers / scholarships	(209,809)	(35,755)	—	(245,564)	(32)%
Total	$432,663	$341,882	$72	$774,617	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $245,268 and $189,124 as of June 30, 2025 and December 31, 2024, respectively. The increase in the contract assets balance at June 30, 2025 compared to December 31, 2024 was primarily driven by enrollment cycles. The first and third calendar quarters generally coincide with the primary and secondary intakes for our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $84,290 and $64,340 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively. The increase in the contract liability balance during the period ended June 30, 2025 was the result of semester billings and cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during the period. Revenue recognized during the six months ended June 30, 2025 that was included in the contract liability balance at the beginning of the year was approximately $55,108.

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

	June 30, 2025	December 31, 2024
Assets Held for Sale
Cash and cash equivalents	$1,072	$246
Receivables, net	351	319
Property and equipment, net	2,238	2,897
Operating lease right-of-use assets, net	7,965	7,512
Other assets	41	—
Total assets held for sale	$11,667	$10,974

Liabilities Held for Sale
Deferred revenue and student deposits	$897	$756
Operating leases, including current portion	8,063	7,606
Long-term debt, including current portion	735	704
Other liabilities	861	603
Total liabilities held for sale	$10,556	$9,669

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

In Peru, private universities are increasingly providing the capacity to meet growing demand in the higher-education market. Laureate owns three institutions in Peru, with a footprint of 20 campuses.

Inter-segment transactions are accounted for in a similar manner as third-party transactions and are eliminated in consolidation. The Corporate amounts presented in the following tables include corporate charges that were not allocated to our reportable segments and adjustments to eliminate inter-segment items.

The chief operating decision maker uses Adjusted EBITDA to evaluate performance and to allocate resources for each segment in the annual budget and monthly forecasting process. Adjusted EBITDA is defined as Income from continuing operations before income taxes and equity in net income (loss) of affiliates, adding back the following items: Loss on disposal of subsidiaries, net, Foreign currency exchange (loss) gain, net, Other income (expense), net, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, and Share-based compensation expense. The chief operating decision maker considers budget-to-actual variances for Adjusted EBITDA when making decisions about allocating resources to the segments.

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

The following table presents a reconciliation of Adjusted EBITDA of our reportable segments to Income from continuing operations before income taxes and equity in net income (loss) of affiliates, as reported in the Consolidated Statements of Operations:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Adjusted EBITDA of reportable segments:
Mexico	$57,417	$48,204	$110,376	$108,120
Peru	167,234	150,340	128,392	129,630
Total Adjusted EBITDA of reportable segments	224,651	198,544	238,768	237,750
Reconciling items:
Corporate	(10,174)	(11,622)	(18,941)	(20,240)
Depreciation and amortization expense	(17,659)	(17,440)	(33,737)	(35,490)
Share-based compensation expense	(3,481)	(2,887)	(5,944)	(4,296)
Operating income	193,337	166,595	180,146	177,724
Interest income	1,369	2,004	2,888	3,915
Interest expense	(3,145)	(5,129)	(5,511)	(9,790)
Other income (expense), net	804	108	789	(440)
Foreign currency (loss) gain, net	(25,576)	27,451	(28,775)	21,844
Loss on disposal of subsidiaries, net	—	—	—	(3,086)
Income from continuing operations before income taxes and equity in net income (loss) of affiliates	$166,789	$191,029	$149,537	$190,167

The following table presents significant segment expenses of our reportable segments:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Mexico
Revenues	$217,369	$218,582	$406,624	$432,663
Less:
Labor costs	81,652	86,060	146,081	157,428
Lease and other facilities costs	25,108	29,033	48,199	60,852
Advertising costs	14,371	12,831	27,049	26,272
Other costs (1)	38,821	42,454	74,919	79,991
Adjusted EBITDA	$57,417	$48,204	$110,376	$108,120

Peru
Revenues	$306,734	$280,637	$353,590	$341,882
Less:
Labor costs	85,065	79,197	133,515	125,305
Lease and other facilities costs	8,504	6,827	15,878	14,585
Advertising costs	10,003	7,827	19,964	15,339
Other costs (1)	35,928	36,446	55,841	57,023
Adjusted EBITDA	$167,234	$150,340	$128,392	$129,630
(1) Other costs for each reportable segment include: professional services expense, technology expense, bad debt and other direct costs.

The following table presents other financial information of our reportable segments:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Mexico
Depreciation and amortization expense	$10,444	$10,414	$19,743	$21,405
Expenditures for long-lived assets	$5,820	$7,150	$8,400	$10,570

Peru
Depreciation and amortization expense	$7,042	$6,781	$13,642	$13,563
Expenditures for long-lived assets	$7,447	$3,583	$9,478	$16,048

The following table presents the total assets of our reportable segments:

	June 30, 2025	December 31, 2024
Assets
Mexico	$1,234,646	$1,143,053
Peru	659,722	567,310
Corporate	141,537	151,697
Total assets	$2,035,905	$1,862,060

Note 5. Goodwill

The change in the net carrying amount of Goodwill from December 31, 2024 through June 30, 2025 was composed of the following items:

	Mexico	Peru	Total
Balance at December 31, 2024	$491,066	$72,338	$563,404
Currency translation adjustments	35,757	3,002	38,759
Balance at June 30, 2025	$526,823	$75,340	$602,163

Note 6. Debt

Outstanding long-term debt was as follows:

	June 30, 2025	December 31, 2024
Senior long-term debt:
Senior Secured Credit Facility	$12,500	$—
Other debt:
Lines of credit	26,764	29,989
Notes payable and other debt	21,809	23,761
Total senior and other debt	61,073	53,750
Finance lease obligations and sale-leaseback financings	55,061	48,395
Total long-term debt and finance leases	116,134	102,145
Less: total unamortized deferred financing costs	1,588	1,858
Less: current portion of long-term debt and finance leases	36,399	41,260
Long-term debt and finance leases, less current portion	$78,147	$59,027

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

As of June 30, 2025 and December 31, 2024, the Senior Secured Credit Facility had a total outstanding balance of $12,500 and $0, respectively.

Estimated Fair Value of Debt

As of June 30, 2025 and December 31, 2024, the estimated fair value of our debt approximated its carrying value.

Certain Covenants

As of June 30, 2025, our Amended Credit Agreement contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Amended Credit Agreement provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, to exceed 3 as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The Amended Credit Agreement also provides that if less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of June 30, 2025, this condition was satisfied and, therefore, we were not subject to the leverage ratio. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of June 30, 2025.

Note 7. Commitments and Contingencies

Contingencies

Laureate is subject to legal proceedings, claims, governmental audits, and other matters arising in the ordinary course of business. In management’s opinion, we have adequate legal defenses, insurance coverage, and/or accrued liabilities with respect to the eventuality of these matters. Management believes that any judgment or settlement of these matters would not have a material impact on Laureate’s financial position, results of operations, or cash flows.

Income Tax Contingencies

As of June 30, 2025 and December 31, 2024, Laureate had recorded cumulative liabilities for income tax contingencies of $130,807 and $136,473, respectively.

Non-Income Tax Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of June 30, 2025 and December 31, 2024, approximately $12,400 and $13,500, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets.

We have also identified certain loss contingencies that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies could be up to approximately $18,800 if the outcomes were unfavorable.

Guarantees

During the first quarter of 2021, one of our Peruvian institutions issued a bank guarantee in order to appeal a tax assessment received related to tax audits of 2014 and 2015. As of June 30, 2025 and December 31, 2024, the total amount of the guarantee was approximately $7,600 and $7,300, respectively.

Note 8. Stockholders’ Equity

The components of net changes in stockholders’ equity for the six months ended June 30, 2025 are as follows:

	Laureate Education, Inc. Stockholders
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2024	150,794	$604	$1,129,511	$291,644	$(462,210)	$(2,404)	$957,145
Non-cash share-based compensation	—	—	2,463	—	—	—	2,463
Purchase and retirement of common stock	(2,181)	(9)	(16,339)	(25,875)	—	—	(42,223)
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	197	1	(1,129)	—	—	—	(1,128)
Equitable adjustments to stock-based awards	—	—	(2)	—	—	—	(2)
Net loss	—	—	—	(19,496)	—	(57)	(19,553)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	9,336	(3)	9,333
Balance at March 31, 2025	148,810	$596	$1,114,504	$246,273	$(452,874)	$(2,464)	$906,035
Non-cash share-based compensation	—	—	3,481	—	—	—	3,481
Purchase and retirement of common stock	(1,489)	(6)	(11,153)	(17,890)	—	—	(29,049)
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	42	—	86	—	—	—	86
Equitable adjustments to stock-based awards	—	—	8	—	—	—	8
Net income	—	—	—	95,083	—	2,343	97,426
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	73,364	—	73,364
Balance at June 30, 2025	147,363	$590	$1,106,926	$323,466	$(379,510)	$(121)	$1,051,351

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

Additionally, during the six months ended June 30, 2025, the Company repurchased 3,149 shares of its common stock on the open market at prevailing market prices pursuant to a Rule 10b5-1 stock repurchase plan, in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), for total open market repurchases of approximately $61,485.

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

Share-based Compensation Expense

During the three and six months ended June 30, 2025 and 2024, the Company recorded share-based compensation expense for restricted stock unit awards of $3,481 and $2,887, respectively, and $5,944 and $4,296, respectively.

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

	June 30, 2025			December 31, 2024
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation adjustment	$(389,004)	$962	$(388,042)	$(471,704)	$965	$(470,739)
Unrealized gain on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(922)	—	(922)	(922)	—	(922)
Accumulated other comprehensive loss	$(379,510)	$962	$(378,548)	$(462,210)	$965	$(461,245)

Note 9. Income Taxes

Laureate’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the six months ended June 30, 2025 and 2024 are based on estimated full-year effective tax rates, adjusted for discrete income tax items related specifically to the interim periods. Laureate has operations in multiple countries at various statutory tax rates and other operations that are loss-making entities for which it is not ‘more likely than not’ that a tax benefit will be realized on the loss. For the six months ended June 30, 2025, the Company recognized income tax expense of $71,876, as compared to $72,994 in the prior-year period.

Note 10. Earnings Per Share

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

The following tables summarize the computations of basic and diluted earnings per share:

For the three months ended June 30,	2025	2024
Numerator used in basic and diluted earnings per common share for continuing operations:
Income from continuing operations	$97,430	$127,957
Income attributable to noncontrolling interests	(2,343)	(221)
Net income from continuing operations for basic and diluted earnings per share	$95,087	$127,736

Numerator used in basic and diluted earnings per common share for discontinued operations:
Net (loss) income from discontinued operations for basic and diluted earnings per share	$(4)	$394

Denominator used in basic and diluted earnings per common share:
Basic weighted average shares outstanding	146,122	153,847
Dilutive effect of stock options	225	219
Dilutive effect of restricted stock units	426	284
Diluted weighted average shares outstanding	146,773	154,350

Basic and diluted earnings (loss) per share:
Income from continuing operations	$0.65	$0.83
(Loss) income from discontinued operations	—	—
Basic and diluted earnings per share	$0.65	$0.83

For the six months ended June 30,	2025	2024
Numerator used in basic and diluted earnings per common share for continuing operations:
Income from continuing operations	$77,664	$117,166
Income attributable to noncontrolling interests	(2,286)	(124)
Net income from continuing operations for basic and diluted earnings per share	$75,378	$117,042

Numerator used in basic and diluted earnings per common share for discontinued operations:
Net income from discontinued operations for basic and diluted earnings per share	$209	$337

Denominator used in basic and diluted earnings per common share:
Basic weighted average shares outstanding	149,081	155,432
Dilutive effect of stock options	225	211
Dilutive effect of restricted stock units	448	307
Diluted weighted average shares outstanding	149,754	155,950

Basic earnings per share:
Income from continuing operations	$0.51	$0.75
Income from discontinued operations	—	—
Basic earnings per share	$0.51	$0.75
Diluted earnings per share:
Income from continuing operations	$0.50	$0.75
Income from discontinued operations	—	—
Diluted earnings per share	$0.50	$0.75

The following table summarizes the number of restricted stock units that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Restricted stock units	17	125	8	63

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

Note 12. Legal and Regulatory Matters

Laureate is subject to legal proceedings, claims, governmental audits, and other matters arising in the ordinary course of business. In management’s opinion, we have adequate legal defenses, insurance coverage, and/or accrued liabilities with respect to the eventuality of these matters. Management believes that any judgment or settlement of these matters would not have a material impact on Laureate’s financial position, results of operations, or cash flows.

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

Note 13. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the June 30, 2024 balance. The June 30, 2025 and June 30, 2024 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024	December 31, 2024
Cash and cash equivalents	$135,348	$128,838	$91,350
Restricted cash	6,725	7,641	6,504
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$142,073	$136,479	$97,854

Restricted cash represents cash that is not immediately available for use in current operations.

Note 14. Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is still assessing the OBBBA but at this time does not expect it to have a material impact on its consolidated financial statements.

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

Overview

Our Business

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. Collectively, we have approximately 472,100 students enrolled at five institutions in these two countries. We believe that the higher education markets in Mexico and Peru present an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in those markets. We believe that the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education, creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy. We have two reportable segments as described below. We group our institutions by geography in Mexico and Peru for reporting purposes.

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

•In Peru, private universities are increasingly providing the capacity to meet growing demand and constitute approximately 76% of the total higher-education market. Laureate owns three institutions in Peru, with a footprint of 20 campuses.

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

The following information for our reportable segments is presented as of June 30, 2025:

	Institutions	Enrollment	2025 YTD Revenues ($ in millions) (1)	% Contribution to 2025 YTD Revenues
Mexico	2	237,600	$406.6	53%
Peru	3	234,500	353.6	47%
Total (1)	5	472,100	$760.3	100%
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

•Summary Comparison of Consolidated Results;
•Non-GAAP Financial Measure; and
•Segment Results.

Summary Comparison of Consolidated Results

Comparison of Consolidated Results for the Three Months Ended June 30, 2025 and 2024

			% Change
			Better/(Worse)
(in millions)	2025	2024	2025 vs. 2024
Revenues	$524.2	$499.2	5%
Direct costs	317.4	319.0	1%
General and administrative expenses	13.5	13.7	1%
Operating income	193.3	166.6	16%
Interest expense, net of interest income	(1.7)	(3.1)	45%
Other non-operating (expense) income	(24.8)	27.6	(190)%
Income from continuing operations before income taxes	166.8	191.0	(13)%
Income tax expense	(69.4)	(63.1)	(10)%
Income from continuing operations	97.4	128.0	(24)%
Income from discontinued operations, net of tax	—	0.4	(100)%
Net income	97.4	128.4	(24)%
Net income attributable to noncontrolling interests	(2.3)	(0.2)	nm
Net income attributable to Laureate Education, Inc.	$95.1	$128.1	(26)%
nm - percentage changes not meaningful

Comparison of Consolidated Results for the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

Revenues increased by $25.0 million to $524.2 million for the three months ended June 30, 2025 (the 2025 fiscal quarter) from $499.2 million for the three months ended June 30, 2024 (the 2024 fiscal quarter). This increase in revenues was attributable to higher average total organic enrollment at our institutions during the 2025 fiscal quarter, which increased revenues by $32.1 million compared to the 2024 fiscal quarter. In addition, the effect of changes in tuition rates and enrollments in programs at varying price points (product mix), pricing and timing increased revenues by $17.0 million, which included a positive impact of approximately $8 million from intra-year academic calendar timing in Mexico, compared to the 2024 fiscal quarter. These increases in revenues were partially offset by the effect of a net change in foreign currency exchange rates, which decreased revenues by $24.2 million, mainly due to the weakening of the Mexican peso against the USD compared to the 2024 fiscal quarter. Corporate accounted for an increase in revenues of $0.1 million.

Direct costs and general and administrative expenses combined decreased by $1.8 million to $330.9 million for the 2025 fiscal quarter from $332.7 million for the 2024 fiscal quarter. This decrease was primarily driven by the effect of a net change in foreign currency exchange rates that decreased costs by $20.2 million, mainly due to the weakening of the Mexican peso against the USD compared to the 2024 fiscal quarter. This decrease was partially offset by the effect of operational changes, which increased costs by $19.7 million, primarily due to the result of higher enrollment at our institutions. Other Corporate expenses accounted for a decrease in costs of $1.3 million for the 2025 fiscal quarter compared to the 2024 fiscal quarter.

Operating income increased by $26.7 million to $193.3 million for the 2025 fiscal quarter from $166.6 million for the 2024 fiscal quarter. Operating income was higher at both our Peru and Mexico segments compared to the 2024 fiscal quarter.

Other non-operating (expense) income changed by $52.4 million to an expense of $(24.8) million for the 2025 fiscal quarter from income of $27.6 million for the 2024 fiscal quarter. This change was primarily attributable to foreign currency exchange loss during the 2025 fiscal quarter compared to a gain during the 2024 fiscal quarter for a change of $53.1 million, mainly related to intercompany loan arrangements. Other income accounted for the remaining change of $0.7 million.

Income tax expense increased by $6.3 million to $69.4 million for the 2025 fiscal quarter from $63.1 million for the 2024 fiscal quarter. This change included a discrete tax benefit of approximately $4.7 million that was recorded during the 2025 fiscal quarter upon resolution of a tax contingency related to a dormant subsidiary.

Comparison of Consolidated Results for the Six Months Ended June 30, 2025 and 2024

			% Change
			Better/(Worse)
(in millions)	2025	2024	2025 vs. 2024
Revenues	$760.3	$774.6	(2)%
Direct costs	555.7	573.0	3%
General and administrative expenses	24.5	23.9	(3)%
Operating income	180.1	177.7	1%
Interest expense, net of interest income	(2.6)	(5.9)	56%
Other non-operating (expense) income	(28.0)	18.3	nm
Income from continuing operations before income taxes	149.5	190.2	(21)%
Income tax expense	(71.9)	(73.0)	2%
Income from continuing operations	77.7	117.2	(34)%
Income from discontinued operations, net of tax	0.2	0.3	(33)%
Net income	77.9	117.5	(34)%
Net loss attributable to noncontrolling interests	(2.3)	(0.1)	nm
Net income attributable to Laureate Education, Inc.	$75.6	$117.4	(36)%
nm - percentage changes not meaningful

Comparison of Consolidated Results for the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

Revenues decreased by $14.3 million to $760.3 million for the six months ended June 30, 2025 (the 2025 fiscal period) from $774.6 million for the six months ended June 30, 2024 (the 2024 fiscal period). This decrease in revenues was attributable to the effect of a net change in foreign currency exchange rates, which decreased revenues by $61.8 million, mainly due to the weakening of the Mexican peso against the USD compared to the 2024 fiscal period. This decrease in revenue was partially offset by higher average total organic enrollment at our institutions, which increased revenues by $46.1 million compared to the 2024 fiscal period. In addition, the effect of changes in product mix, pricing and timing increased revenues by $1.4 million for the 2025 fiscal period, which was net of a decrease in revenue for Peru of approximately $18 million from intra-year academic calendar timing attributable to later semester start dates as compared to the 2024 fiscal period.

Direct costs and general and administrative expenses combined decreased by $16.7 million to $580.2 million for the 2025 fiscal period from $596.9 million for the 2024 fiscal period. This decrease was driven by the effect of a net change in foreign currency exchange rates, which decreased direct costs by $48.1 million, mainly due to the weakening of the Mexican peso against the USD compared to the 2024 fiscal period. This decrease was partially offset by the effect of operational changes, which increased direct costs by $32.7 million compared to the 2024 fiscal period, primarily due to the result of higher enrollment at our institutions. Corporate accounted for the remaining difference of $1.3 million.

Operating income increased by $2.4 million to $180.1 million for the 2025 fiscal period from $177.7 million for the 2024 fiscal period. This change was primarily driven by higher operating income in our Mexico segment, partially offset by lower operating income in our Peru segment during the 2025 fiscal period compared to the 2024 fiscal period.

Other non-operating (expense) income changed by $46.3 million to an expense of $(28.0) million for the 2025 fiscal period from income of $18.3 million for the 2024 fiscal period. This change was attributable to: (1) a loss on foreign currency exchange during the 2025 fiscal period compared to a gain during the 2024 fiscal period for a change of $50.6 million, mainly related to intercompany loan arrangements; (2) the year-over-year effect of a $3.1 million loss related to the release of accumulated foreign currency translation balances upon the liquidation of certain subsidiaries during the 2024 fiscal period; and (3) a change of $1.2 million to other income for the 2025 fiscal period from other expenses in the 2024 fiscal period.

Income tax expense decreased by $1.1 million to $71.9 million for the 2025 fiscal period from $73.0 million for the 2024 fiscal period.

Non-GAAP Financial Measure

We define Adjusted EBITDA as net income (loss), before (income) loss from discontinued operations, net of tax, equity in net (income) loss of affiliates, net of tax, income tax expense (benefit), (gain) loss on disposal of subsidiaries, net, foreign currency exchange (gain) loss, net, other (income) expense, net, interest expense, interest income, and loss on debt extinguishment, plus depreciation and amortization, share-based compensation expense and loss on impairment of assets. Adjusted EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures.

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

The following table presents Adjusted EBITDA and reconciles Net income to Adjusted EBITDA for the three months ended June 30, 2025 and 2024:

			% Change
			Better/(Worse)
(in millions)	2025	2024	2025 vs. 2024
Net income	$97.4	$128.4	(24)%
Plus:
Income from discontinued operations, net of tax	—	(0.4)	(100)%
Income from continuing operations	97.4	128.0	(24)%
Plus:
Income tax expense	69.4	63.1	(10)%
Income from continuing operations before income taxes	166.8	191.0	(13)%
Plus:
Foreign currency exchange loss (gain), net	25.6	(27.5)	(193)%
Other income, net	(0.8)	(0.1)	nm
Interest expense	3.1	5.1	39%
Interest income	(1.4)	(2.0)	(30)%
Operating income	193.3	166.6	16%
Plus:
Depreciation and amortization	17.7	17.4	(2)%
EBITDA	211.0	184.0	15%
Plus:
Share-based compensation expense (a)	3.5	2.9	(21)%
Adjusted EBITDA	$214.5	$186.9	15%
nm - percentage changes not meaningful
(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”

The following table presents Adjusted EBITDA and reconciles Net income to Adjusted EBITDA for the six months ended June 30, 2025 and 2024:

			% Change
			Better/(Worse)
(in millions)	2025	2024	2025 vs. 2024
Net income	$77.9	$117.5	(34)%
Plus:
Income from discontinued operations, net of tax	(0.2)	(0.3)	(33)%
Income from continuing operations	77.7	117.2	(34)%
Plus:
Income tax expense	71.9	73.0	2%
Income from continuing operations before income taxes	149.5	190.2	(21)%
Plus:
Loss on disposal of subsidiaries, net	—	3.1	100%
Foreign currency exchange loss (gain), net	28.8	(21.8)	nm
Other (income) expense, net	(0.8)	0.4	nm
Interest expense	5.5	9.8	44%
Interest income	(2.9)	(3.9)	(26)%
Operating income	180.1	177.7	1%
Plus:
Depreciation and amortization	33.7	35.5	5%
EBITDA	213.8	213.2	—%
Plus:
Share-based compensation expense (a)	5.9	4.3	(37)%
Adjusted EBITDA	$219.8	$217.5	1%
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

The following tables, derived from our consolidated financial statements included elsewhere in this Form 10-Q, present selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended June 30,	2025	2024	2025 vs. 2024
Revenues:
Mexico	$217.4	$218.6	(1)%
Peru	306.7	280.6	9%
Corporate	0.1	—	nm
Consolidated Total Revenues	$524.2	$499.2	5%

Adjusted EBITDA:
Mexico	$57.4	$48.2	19%
Peru	167.2	150.3	11%
Corporate	(10.2)	(11.6)	12%
Consolidated Total Adjusted EBITDA	$214.5	$186.9	15%

(in millions)			% Change
			Better/(Worse)
For the six months ended June 30,	2025	2024	2025 vs. 2024
Revenues:
Mexico	$406.6	$432.7	(6)%
Peru	353.6	341.9	3%
Corporate	0.1	0.1	—%
Consolidated Total Revenues	$760.3	$774.6	(2)%

Adjusted EBITDA:
Mexico	$110.4	$108.1	2%
Peru	128.4	129.6	(1)%
Corporate	(18.9)	(20.2)	6%
Consolidated Total Adjusted EBITDA	$219.8	$217.5	1%
nm - percentage changes not meaningful

Mexico

Financial Overview

Comparison of Mexico Results for the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2024	$218.6	$170.4	$48.2
Organic enrollment (1)	15.0
Product mix, pricing and timing (1)	14.3
Organic constant currency	29.3	11.4	17.9
Foreign exchange	(30.5)	(21.8)	(8.7)
June 30, 2025	$217.4	$160.0	$57.4
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $1.2 million, a 1% decrease from the 2024 fiscal quarter.
•Revenue for the 2025 fiscal quarter was unfavorably affected by the weakening of the Mexican peso against the USD.
•On an organic constant currency basis, revenue increased by 13% and was favorably affected by approximately $8 million of intra-year academic calendar timing compared to the 2024 fiscal quarter.
•Revenues from our Mexico segment represented 41% of our consolidated total revenues for the 2025 fiscal quarter compared to 44% for the 2024 fiscal quarter.

Adjusted EBITDA increased by $9.2 million, a 19% increase from the 2024 fiscal quarter, mainly driven by revenue growth and the timing of the academic calendar, partially offset by the weakening of the Mexican peso against the USD.
•On an organic constant currency basis, Adjusted EBITDA increased by 37% compared to the 2024 fiscal quarter and was favorably affected by intra-year academic calendar timing.

Comparison of Mexico Results for the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2024	$432.7	$324.6	$108.1
Organic enrollment (1)	30.7
Product mix, pricing and timing (1)	12.0
Organic constant currency	42.7	20.7	22.0
Foreign exchange	(68.8)	(49.1)	(19.7)
June 30, 2025	$406.6	$296.2	$110.4
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $26.1 million, a 6% decrease from the 2024 fiscal period.
•Revenue for the 2025 fiscal period was unfavorably affected by the weakening of the Mexican peso against the USD compared to the 2024 fiscal period.
•On an organic constant currency basis, revenue increased by 10% compared to the 2024 fiscal period.
•Revenues from our Mexico segment represented 53% of our consolidated total revenues for the 2025 fiscal period, compared to 56% for the 2024 fiscal period.

Adjusted EBITDA increased by $2.3 million, a 2% increase from the 2024 fiscal period, driven by revenue growth, partially offset by the weakening of the Mexican peso against the USD.
•On an organic constant currency basis, Adjusted EBITDA increased by 20% compared to the 2024 fiscal period.

Peru

Financial Overview

Comparison of Peru Results for the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2024	$280.6	$130.3	$150.3
Organic enrollment (1)	17.1
Product mix, pricing and timing (1)	2.7
Organic constant currency	19.8	6.3	13.5
Foreign exchange	6.3	2.9	3.4
June 30, 2025	$306.7	$139.5	$167.2
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $26.1 million, a 9% increase from the 2024 fiscal quarter.
•On an organic constant currency basis, revenues increased by 7% compared to the 2024 fiscal quarter.
•Revenues from our Peru segment represented 59% of our consolidated total revenues for the 2025 fiscal quarter, compared to 56% for the 2024 fiscal quarter.

Adjusted EBITDA increased by $16.9 million, an 11% increase from the 2024 fiscal quarter, primarily driven by higher revenues.
•On an organic constant currency basis, Adjusted EBITDA increased by 9% compared to the 2024 fiscal quarter.

Comparison of Peru Results for the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2024	$341.9	$212.3	$129.6
Organic enrollment (1)	15.4
Product mix, pricing and timing (1)	(10.7)
Organic constant currency	4.7	8.8	(4.1)
Foreign exchange	7.0	4.1	2.9
June 30, 2025	$353.6	$225.2	$128.4
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $11.7 million, a 3% increase from the 2024 fiscal period.
•On an organic constant currency basis, revenues increased by 1% and was unfavorably affected by approximately $18 million of intra-year academic calendar timing attributable to later semester start dates in the 2025 fiscal period as compared to the 2024 fiscal period.
•Revenues from our Peru segment represented 47% of our consolidated total revenues for the 2025 fiscal period compared to 44% for the 2024 fiscal period.

Adjusted EBITDA decreased by $1.2 million, a 1% decrease from the 2024 fiscal period, due to the unfavorable effect of the academic calendar timing.
•On an organic constant currency basis, Adjusted EBITDA decreased by 3% compared to the 2024 fiscal period and was unfavorably affected by intra-year academic calendar timing.

Corporate

Corporate revenues primarily represent miscellaneous other revenues, net of the elimination of intersegment revenues.

Comparison of Corporate Results for the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

			% Change
			Better/(Worse)
(in millions)	2025	2024	2025 vs. 2024
Revenues	$0.1	$—	nm
Expenses	10.3	11.6	11%
Adjusted EBITDA	$(10.2)	$(11.6)	12%
nm - percentage changes not meaningful

Comparison of Corporate Results for the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

			% Change
			Better/(Worse)
(in millions)	2025	2024	2025 vs. 2024
Revenues	$0.1	$0.1	—%
Expenses	19.0	20.3	6%
Adjusted EBITDA	$(18.9)	$(20.2)	6%

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

As of June 30, 2025, our secondary source of liquidity was cash and cash equivalents of $135.3 million. Our cash accounts are maintained with high-quality financial institutions. The Company also maintains a revolving credit facility under its credit agreement (the Amended Credit Agreement) that provides for borrowings of up to $155.0 million of revolving credit loans maturing September 2028 (the Revolving Credit Facility). The credit available to be borrowed under the Amended Credit Agreement, whether as revolving loans or term loans, if any, are referred to herein collectively as the “Senior Secured Credit Facility.” In accordance with the terms of the Amended Credit Agreement, any proceeds drawn on the Revolving Credit Facility may be used for general corporate purposes. As of June 30, 2025, the Company had borrowed $12.5 million of the available capacity.

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

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $6.7 million as of June 30, 2025 and $6.5 million as of December 31, 2024. Restricted cash mainly consists of cash equivalents held as assets for a supplemental employment retention agreement for a former executive.

Indefinite Reinvestment of Historical Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As of June 30, 2025, $129.5 million of our total $135.3 million of cash and cash equivalents were held by foreign subsidiaries. As of December 31, 2024, $80.1 million of our total $91.4 million of cash and cash equivalents were held by foreign subsidiaries. As part of our business strategies, we have determined that the undistributed historical earnings of our foreign operations for which we have not already recorded taxes will be deemed indefinitely reinvested outside of the United States.

Liquidity Requirements

Our liquidity requirements include: funding for debt service (including finance leases); operating lease obligations; payments of deferred compensation; working capital; operating expenses; capital expenditures; stock repurchases; business development activities; and payments of other third-party obligations.

Debt

As of June 30, 2025, our debt obligations consisted of $12.5 million of borrowings under the Senior Secured Credit Facility and $48.6 million of other debt. Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries and notes payable. In addition, our finance lease obligations and sale-leaseback financings were $55.1 million.

Covenants

The Amended Credit Agreement provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, to exceed 3 as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The Amended Credit Agreement also provides that if less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of June 30, 2025, this condition was satisfied and, therefore, we were not subject to the leverage ratio. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with those covenants as of June 30, 2025.

Leases

We conduct a significant portion of our operations from leased facilities, including many of our higher education facilities and other office locations. As of June 30, 2025 and December 31, 2024, the present value of operating lease liabilities was $334.4 million and $327.1 million, respectively.

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

Our total capital expenditures, excluding receipts from the sale of subsidiaries and property and equipment, were $17.9 million and $26.6 million during the six months ended June 30, 2025 and 2024, respectively. The decrease in capital expenditures was primarily due to the year-over-year effect of the purchase of a parcel of land for a new campus during the 2024 fiscal period.

Share Repurchase Programs

On September 13, 2024, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $100 million of the Company’s common stock. The Company’s repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Exchange Act. Repurchases may also be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s Board of Directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. As of June 30, 2025, the approximate dollar value of shares yet to be repurchased under this stock repurchase program was $27.4 million. The Company intends to finance the repurchases with free cash flow, excess cash and liquidity and liquidity on-hand, including available capacity under its Revolving Credit Facility, or a combination thereof.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2025 and 2024:

(in millions)	2025	2024
Cash provided by (used in):
Operating activities	$131.8	$73.4
Investing activities	(17.7)	(22.6)
Financing activities	(73.8)	(8.3)
Effects of exchange rates changes on cash	4.8	(3.0)
Change in cash included in current assets held for sale	(0.8)	—
Net change in cash and cash equivalents and restricted cash	$44.2	$39.6

Comparison of Cash Flows for the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

Operating Activities
Cash provided by operating activities increased by $58.4 million to $131.8 million for the 2025 fiscal period from $73.4 million for the 2024 fiscal period. This increase in operating cash flows was attributable to: (1) the net effect of changes in operating assets and liabilities as well as higher operating income, which increased operating cash by $26.3 million compared to the 2024 fiscal period; (2) lower cash paid for taxes of $28.7 million, from $91.8 million for the 2024 fiscal period to $63.1 million for the 2025 fiscal period, primarily related to taxes paid during the 2024 fiscal period as a result of the distribution of certain intercompany loans; and (3) lower cash paid for interest of $3.4 million, from $8.2 million for the 2024 fiscal period to $4.8 million for the 2025 fiscal period, mostly due to lower average debt balances.

Investing Activities

Cash used in investing activities decreased by $4.9 million to $(17.7) million for the 2025 fiscal period from $(22.6) million for the 2024 fiscal period. This decrease in investing cash outflows was primarily attributable to lower capital expenditures of $8.7 million during the 2025 fiscal period compared to the 2024 fiscal period, mainly driven by the purchase of a parcel of land for a new campus during the 2024 fiscal period, which was partially offset by lower year-over-year cash proceeds from the sale of property and equipment of $3.1 million, mainly related to the sale of a parcel of land in the United States during the 2024 fiscal period. Other items accounted for the remaining difference of $0.7 million.

Financing Activities

Cash used in financing activities increased by $65.5 million to $(73.8) million for the 2025 fiscal period from $(8.3) million for the 2024 fiscal period. This increase in financing cash outflows was primarily attributable to $66.1 million of lower net proceeds from long-term debt during the 2025 fiscal period compared to the 2024 fiscal period. Other items accounted for the remaining difference of $0.6 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2024 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2024 Form 10-K. During the six months ended June 30, 2025, there were no significant changes to our critical accounting policies.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this item can be found under “Contingencies” in Note 7, Commitments and Contingencies, of the notes to the consolidated financial statements included elsewhere in this Form 10-Q and is incorporated by reference into this Item 1.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in “Item 1A. Risk Factors” in our 2024 Form 10‑K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (amounts in the table below shown in thousands, except per share amounts)

The following table provides a summary of the Company’s purchases of its common stock during the three months ended June 30, 2025 pursuant to the Company’s previously authorized share repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares yet to be purchased under the plans or programs (1)
4/1/25 - 4/30/25	1,480	$19.29	1,480	$27,581
5/1/25 - 5/31/25	9	20.39	9	27,391
6/1/25 - 6/30/25	—	—	—	27,391
Total	1,489	$19.30	1,489	$27,391
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

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

Except as set forth below, during the three months ended June 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

On May 14, 2025, Marcelo Cardoso, the Company's Executive Vice President and Chief Operating Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Cardoso's trading plan provides for the potential sale of up to approximately 13,845 shares, to satisfy tax withholding obligations incurred in connection with the vesting of (i) 23,794 restricted stock units on December 31, 2025, and (ii) subject to the achievement of performance targets for year-end 2025, up to 26,550 performance share units on March 15, 2026. Such plan terminates on March 31, 2026, subject to early termination for certain specified events set forth in the plan.

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
Date: July 31, 2025

/s/ GERARD M. KNAUER
Gerard M. Knauer
Vice President, Accounting and Global Controller
Date: July 31, 2025