Form 10-Q
period 2025-09-30
LAUREATE EDUCATION, INC.
filed 2025-10-30
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2025
Common stock, par value $0.004 per share	147,369,162

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended September 30,	2025	2024
	(Unaudited)	(Unaudited)
Revenues	$400,224	$368,631
Costs and expenses:
Direct costs	316,538	285,956
General and administrative expenses	12,218	10,635
Operating income	71,468	72,040
Interest income	2,136	2,356
Interest expense	(2,605)	(4,979)
Other income, net	171	923
Foreign currency exchange (loss) gain, net	(2,347)	14,523
Income from continuing operations before income taxes	68,823	84,863
Income tax (expense) benefit	(34,450)	468
Income from continuing operations	34,373	85,331
Income (loss) from discontinued operations, net of tax of $0 for both periods	6	(4)
Net income	34,379	85,327
Net loss attributable to noncontrolling interests	108	136
Net income attributable to Laureate Education, Inc.	$34,487	$85,463

Basic and diluted earnings (loss) per share:
Income from continuing operations	$0.23	$0.56
Income (loss) from discontinued operations	—	—
Basic and diluted earnings per share	$0.23	$0.56
The accompanying notes are an integral part of these consolidated financial statements.

-LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the nine months ended September 30,	2025	2024
	(Unaudited)	(Unaudited)
Revenues	$1,160,542	$1,143,248
Costs and expenses:
Direct costs	872,252	858,931
General and administrative expenses	36,676	34,553
Operating income	251,614	249,764
Interest income	5,024	6,271
Interest expense	(8,116)	(14,769)
Other income, net	960	483
Foreign currency exchange (loss) gain, net	(31,122)	36,367
Loss on disposal of subsidiaries, net	—	(3,086)
Income from continuing operations before income taxes and equity in net income (loss) of affiliates	218,360	275,030
Income tax expense	(106,326)	(72,526)
Equity in net income (loss) of affiliates, net of tax	3	(7)
Income from continuing operations	112,037	202,497
Income from discontinued operations, net of tax of $0 for both periods	215	333
Net income	112,252	202,830
Net (income) loss attributable to noncontrolling interests	(2,178)	12
Net income attributable to Laureate Education, Inc.	$110,074	$202,842

Basic and diluted earnings (loss) per share:
Income from continuing operations	$0.74	$1.31
Income from discontinued operations	—	—
Basic and diluted earnings per share	$0.74	$1.31
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended September 30,	2025	2024
	(Unaudited)	(Unaudited)
Net income	$34,379	$85,327
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	28,619	(80,091)
Total other comprehensive income (loss)	28,619	(80,091)
Comprehensive income	62,998	5,236
Net comprehensive loss attributable to noncontrolling interests	109	136
Comprehensive income attributable to Laureate Education, Inc.	$63,107	$5,372
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the nine months ended September 30,	2025	2024
	(Unaudited)	(Unaudited)
Net income	$112,252	$202,830
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	111,316	(160,754)
Total other comprehensive income (loss)	111,316	(160,754)
Comprehensive income	223,568	42,076
Net comprehensive (income) loss attributable to noncontrolling interests	(2,174)	12
Comprehensive income attributable to Laureate Education, Inc.	$221,394	$42,088
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	September 30, 2025	December 31, 2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$240,994	$91,350
Restricted cash	5,455	6,504
Receivables:
Accounts and notes receivable	189,652	189,124
Other receivables	6,187	3,190
Allowance for doubtful accounts	(111,101)	(100,527)
Receivables, net	84,738	91,787
Income tax receivable	8,820	7,086
Prepaid expenses and other current assets	30,457	30,020
Current assets held for sale	—	564
Total current assets	370,464	227,311
Property and equipment:
Land	143,873	127,413
Buildings	381,563	347,522
Furniture, equipment and software	574,030	504,648
Leasehold improvements	152,003	125,690
Construction in-progress	10,835	27,997
Accumulated depreciation and amortization	(692,275)	(619,018)
Property and equipment, net	570,029	514,252
Operating lease right-of-use assets, net	283,558	292,387
Goodwill	616,438	563,404
Tradenames, net	160,698	147,911
Deferred costs, net	4,643	4,732
Deferred income taxes	66,898	60,823
Other assets	42,192	40,830
Long-term assets held for sale	1,630	10,410
Total assets	$2,116,550	$1,862,060
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	September 30, 2025	December 31, 2024
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$55,706	$35,340
Accrued expenses	73,848	60,972
Accrued compensation and benefits	98,571	91,311
Deferred revenue and student deposits	90,835	64,340
Current portion of operating leases	59,774	48,170
Current portion of long-term debt and finance leases	30,364	41,260
Income taxes payable	13,422	2,371
Other current liabilities	36,818	22,941
Current liabilities held for sale	—	1,190
Total current liabilities	459,338	367,895
Long-term operating leases, less current portion	277,660	278,957
Long-term debt and finance leases, less current portion	70,599	59,027
Deferred compensation	7,156	8,269
Income taxes payable	133,162	136,473
Deferred income taxes	13,982	12,433
Other long-term liabilities	35,140	31,984
Long-term liabilities held for sale	—	8,479
Total liabilities	997,037	903,517
Redeemable equity	1,398	1,398
Stockholders' equity:
Preferred stock, par value $0.001 per share – 50,000 shares authorized and no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.004 per share – 700,000 shares authorized, 147,369 shares issued and outstanding as of September 30, 2025 and 150,794 shares issued and outstanding as of December 31, 2024	590	604
Additional paid-in capital	1,111,013	1,129,511
Retained earnings	357,953	291,644
Accumulated other comprehensive loss	(350,890)	(462,210)
Total Laureate Education, Inc. stockholders' equity	1,118,666	959,549
Noncontrolling interests	(551)	(2,404)
Total stockholders' equity	1,118,115	957,145
Total liabilities and stockholders' equity	$2,116,550	$1,862,060
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the nine months ended September 30,	2025	2024
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net income	$112,252	$202,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,333	52,099
Amortization of operating lease right-of-use assets	26,473	28,749
(Gain) loss on lease terminations and disposals of subsidiaries and property and equipment, net	(324)	6,515
Non-cash interest expense	1,139	1,086
Non-cash share-based compensation expense	9,709	7,077
Bad debt expense	40,478	37,223
Deferred income taxes	(39)	(39,871)
Unrealized foreign currency exchange loss (gain)	30,949	(38,625)
Other, net	(5,752)	(5,875)
Changes in operating assets and liabilities:
Receivables	(26,199)	(40,078)
Prepaid expenses and other assets	834	(15,361)
Accounts payable and accrued expenses	17,476	9,845
Income tax receivable/payable, net	5,210	(21,418)
Deferred revenue and other liabilities	7,271	7,846
Net cash provided by operating activities	272,810	192,042
Cash flows from investing activities
Purchase of property and equipment	(36,065)	(34,554)
Receipts from sales of property and equipment	248	3,291
Net receipts from sales of discontinued operations	108	771
Net cash used in investing activities	(35,709)	(30,492)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	94,504	135,140
Payments on long-term debt	(117,111)	(143,556)
Payment of dividend equivalent rights for vested share-based awards	(455)	(1,714)
Proceeds from exercise of stock options	128	204
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(2,345)	(1,696)
Payments to repurchase common stock and excise tax payments	(71,591)	(100,041)
Payments of debt issuance costs	—	(79)
Net cash used in financing activities	(96,870)	(111,742)
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	8,095	(6,219)
Change in cash included in current assets held for sale	269	229
Net change in Cash and cash equivalents and Restricted cash	148,595	43,818
Cash and cash equivalents and Restricted cash at beginning of period	97,854	96,897
Cash and cash equivalents and Restricted cash at end of period	$246,449	$140,715
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

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the three months ended September 30, 2025 and 2024:

	Mexico	Peru	Corporate(1)	Total
2025
Tuition and educational services	$271,959	$205,691	$—	$477,650	119%
Other	33,748	22,471	39	56,258	14%
Gross revenue	305,707	228,162	39	533,908	133%
Less: Discounts / waivers / scholarships	(110,867)	(22,817)	—	(133,684)	(33)%
Total	$194,840	$205,345	$39	$400,224	100%
2024
Tuition and educational services	$242,049	$184,121	$—	$426,170	116%
Other	35,284	19,957	44	55,285	15%
Gross revenue	277,333	204,078	44	481,455	131%
Less: Discounts / waivers / scholarships	(94,816)	(18,008)	—	(112,824)	(31)%
Total	$182,517	$186,070	$44	$368,631	100%
(1) Includes the elimination of inter-segment revenues.

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the nine months ended September 30, 2025 and 2024:

	Mexico	Peru	Corporate(1)	Total
2025
Tuition and educational services	$822,251	$565,558	$—	$1,387,809	120%
Other	100,999	55,920	143	157,062	13%
Gross revenue	923,250	621,478	143	1,544,871	133%
Less: Discounts / waivers / scholarships	(321,786)	(62,543)	—	(384,329)	(33)%
Total	$601,464	$558,935	$143	$1,160,542	100%
2024
Tuition and educational services	$803,788	$530,013	$—	$1,333,801	117%
Other	116,016	51,702	116	167,834	14%
Gross revenue	919,804	581,715	116	1,501,635	131%
Less: Discounts / waivers / scholarships	(304,624)	(53,763)	—	(358,387)	(31)%
Total	$615,180	$527,952	$116	$1,143,248	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $189,652 and $189,124 as of September 30, 2025 and December 31, 2024, respectively. Contract assets balances are primarily driven by enrollment cycles. The first and third calendar quarters generally coincide with the primary and secondary intakes for our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $90,835 and $64,340 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively. The increase in the contract liability balance during the period ended September 30, 2025 was the result of semester billings and cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during the period. Revenue recognized during the nine months ended September 30, 2025 that was included in the contract liability balance at the beginning of the year was approximately $60,967.

Note 3. Assets Held for Sale

As of September 30, 2025 and December 31, 2024, several parcels of land at campuses in Mexico were classified as held for sale under ASC 360-10-45-9, “Long-Lived Assets Classified as Held for Sale.” In addition, as of December 31, 2024, two of the Company’s subsidiaries that operate K-12 educational programs in Mexico were classified as held for sale under ASC 360-10-45-9. As of September 30, 2025, these K-12 campuses no longer met the criteria to be classified as held for sale and were reclassified to held and used. The assets and liabilities are recorded at the lower of their carrying values or their estimated fair values less costs to sell.

The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are presented in the following table:

	September 30, 2025	December 31, 2024
Assets Held for Sale
Cash and cash equivalents	$—	$246
Receivables, net	—	319
Property and equipment, net	1,630	2,897
Operating lease right-of-use assets, net	—	7,512
Total assets held for sale	$1,630	$10,974

Liabilities Held for Sale
Deferred revenue and student deposits	$—	$756
Operating leases, including current portion	—	7,606
Long-term debt, including current portion	—	704
Other liabilities	—	603
Total liabilities held for sale	$—	$9,669

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

The chief operating decision maker uses Adjusted EBITDA to evaluate performance and to allocate resources for each segment in the annual budget and monthly forecasting process. Adjusted EBITDA is defined as Income from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Loss on disposal of subsidiaries, net, Foreign currency exchange (loss) gain, net, Other income, net, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, and Share-based compensation expense. The chief operating decision maker considers budget-to-actual variances for Adjusted EBITDA when making decisions about allocating resources to the segments.

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

The following table presents a reconciliation of Adjusted EBITDA of our reportable segments to Income from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Adjusted EBITDA of reportable segments:
Mexico	$25,712	$19,978	$136,087	$128,098
Peru	78,065	79,788	206,457	209,418
Total Adjusted EBITDA of reportable segments	103,777	99,766	342,544	337,516
Reconciling items:
Corporate	(8,948)	(8,336)	(27,888)	(28,576)
Depreciation and amortization expense	(19,596)	(16,609)	(53,333)	(52,099)
Share-based compensation expense	(3,765)	(2,781)	(9,709)	(7,077)
Operating income	71,468	72,040	251,614	249,764
Interest income	2,136	2,356	5,024	6,271
Interest expense	(2,605)	(4,979)	(8,116)	(14,769)
Other income, net	171	923	960	483
Foreign currency (loss) gain, net	(2,347)	14,523	(31,122)	36,367
Loss on disposal of subsidiaries, net	—	—	—	(3,086)
Income from continuing operations before income taxes and equity in net income of affiliates	$68,823	$84,863	$218,360	$275,030

The following table presents significant segment expenses of our reportable segments:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Mexico
Revenues	$194,840	$182,517	$601,464	$615,180
Less:
Labor costs	75,854	70,245	221,936	227,673
Lease and other facilities costs	27,026	27,124	75,225	87,976
Advertising costs	19,579	17,691	46,628	43,963
Other costs (1)	46,669	47,479	121,588	127,470
Adjusted EBITDA	$25,712	$19,978	$136,087	$128,098

Peru
Revenues	$205,345	$186,070	$558,935	$527,952
Less:
Labor costs	74,014	63,059	207,529	188,364
Lease and other facilities costs	8,383	7,358	24,261	21,943
Advertising costs	10,201	9,758	30,165	25,097
Other costs (1)	34,682	26,107	90,523	83,130
Adjusted EBITDA	$78,065	$79,788	$206,457	$209,418
(1) Other costs for each reportable segment include: professional services expense, technology expense, bad debt and other direct costs.

The following table presents other financial information of our reportable segments:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Mexico
Depreciation and amortization expense	$12,020	$9,776	$31,764	$31,180
Expenditures for long-lived assets	$12,121	$5,288	$20,521	$15,858

Peru
Depreciation and amortization expense	$7,403	$6,602	$21,045	$20,165
Expenditures for long-lived assets	$6,066	$2,649	$15,544	$18,696

The following table presents the total assets of our reportable segments:

	September 30, 2025	December 31, 2024
Assets
Mexico	$1,269,422	$1,143,053
Peru	637,976	567,310
Corporate	209,152	151,697
Total assets	$2,116,550	$1,862,060

Note 5. Goodwill

The change in the net carrying amount of Goodwill from December 31, 2024 through September 30, 2025 was composed of the following items:

	Mexico	Peru	Total
Balance at December 31, 2024	$491,066	$72,338	$563,404
Currency translation adjustments	48,558	4,476	53,034
Balance at September 30, 2025	$539,624	$76,814	$616,438

Note 6. Debt

Outstanding long-term debt was as follows:

	September 30, 2025	December 31, 2024
Senior long-term debt:
Senior Secured Credit Facility	$—	$—
Other debt:
Lines of credit	19,412	29,989
Notes payable and other debt	22,091	23,761
Total senior and other debt	41,503	53,750
Finance lease obligations and sale-leaseback financings	60,927	48,395
Total long-term debt and finance leases	102,430	102,145
Less: total unamortized deferred financing costs	1,467	1,858
Less: current portion of long-term debt and finance leases	30,364	41,260
Long-term debt and finance leases, less current portion	$70,599	$59,027

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

As of each of September 30, 2025 and December 31, 2024, the Senior Secured Credit Facility had no outstanding balance.

Estimated Fair Value of Debt

As of each of September 30, 2025 and December 31, 2024, the estimated fair value of our debt approximated its carrying value.

Certain Covenants

As of September 30, 2025, our Amended Credit Agreement contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Amended Credit Agreement provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, to exceed 3 as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The Amended Credit Agreement also provides that if less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of September 30, 2025, this condition was satisfied and, therefore, we were not subject to the leverage ratio. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of September 30, 2025.

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

Income Tax Contingencies

As of September 30, 2025 and December 31, 2024, Laureate had recorded cumulative liabilities for income tax contingencies of $133,162 and $136,473, respectively.

Non-Income Tax Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of September 30, 2025 and December 31, 2024, approximately $12,800 and $13,500, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets.

We have also identified certain loss contingencies that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies could be up to approximately $19,700 if the outcomes were unfavorable.

Guarantees

During the first quarter of 2021, one of our Peruvian institutions issued a bank guarantee in order to appeal a tax assessment received related to tax audits of 2014 and 2015. As of September 30, 2025 and December 31, 2024, the total amount of the guarantee was approximately $7,700 and $7,300, respectively.

During the third quarter of 2025, one of our Mexican institutions issued a bank guarantee in order to appeal an assessment received related to a tax audit of 2017. As of September 30, 2025, the total amount of the guarantee was approximately $12,100.

Note 8. Stockholders’ Equity

The components of net changes in stockholders’ equity for the nine months ended September 30, 2025 are as follows:

	Laureate Education, Inc. Stockholders
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2024	150,794	$604	$1,129,511	$291,644	$(462,210)	$(2,404)	$957,145
Non-cash share-based compensation	—	—	2,463	—	—	—	2,463
Purchase and retirement of common stock	(2,181)	(9)	(16,339)	(25,875)	—	—	(42,223)
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	197	1	(1,129)	—	—	—	(1,128)
Equitable adjustments to stock-based awards	—	—	(2)	—	—	—	(2)
Net loss	—	—	—	(19,496)	—	(57)	(19,553)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	9,336	(3)	9,333
Balance at March 31, 2025	148,810	$596	$1,114,504	$246,273	$(452,874)	$(2,464)	$906,035
Non-cash share-based compensation	—	—	3,481	—	—	—	3,481
Purchase and retirement of common stock	(1,489)	(6)	(11,153)	(17,890)	—	—	(29,049)
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	42	—	86	—	—	—	86
Equitable adjustments to stock-based awards	—	—	8	—	—	—	8
Net income	—	—	—	95,083	—	2,343	97,426
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	73,364	—	73,364
Balance at June 30, 2025	147,363	$590	$1,106,926	$323,466	$(379,510)	$(121)	$1,051,351
Non-cash share-based compensation	—	—	3,765	—	—	—	3,765
Vesting of restricted stock units, net of shares withheld to satisfy tax withholding	6	—	—	—	—	—	—
Change in noncontrolling interests	—	—	321	—	—	(321)	—
Equitable adjustments to stock-based awards	—	—	1	—	—	—	1
Net income (loss)	—	—	—	34,487	—	(108)	34,379
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	28,620	(1)	28,619
Balance at September 30, 2025	147,369	$590	$1,111,013	$357,953	$(350,890)	$(551)	$1,118,115

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

Additionally, during the nine months ended September 30, 2025, the Company repurchased 3,149 shares of its common stock on the open market at prevailing market prices pursuant to a Rule 10b5-1 stock repurchase plan, in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), for total open market repurchases of approximately $61,485.

The above repurchases were pursuant to the Company’s existing $100,000 stock purchase program that was announced on September 13, 2024. As of September 30, 2025, there was approximately $27,391 of remaining authorization. On October 30, 2025, the Company announced that its Board of Directors had approved a $150,000 increase to the existing authorization for the Company’s stock repurchase program, increasing the dollar value of shares yet to be repurchased under this stock repurchase program, which has no expiration date, to approximately $177,391. The Company intends to finance the repurchases with free cash flow, excess cash and liquidity on-hand, including available capacity under its Revolving Credit Facility. The Company’s proposed repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Exchange Act. Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s Board of Directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. Under this stock repurchase program, all shares repurchased are immediately retired. Upon retirement of repurchased stock, the excess of the purchase price plus excise tax over par value is allocated to additional paid-in capital, subject to certain limitations. Any remainder is allocated to retained earnings to the extent that positive retained earnings exist.

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

Share-based Compensation Expense

During the three and nine months ended September 30, 2025 and 2024, the Company recorded share-based compensation expense for restricted stock unit awards of $3,765 and $2,781, respectively, and $9,709 and $7,077, respectively.

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

	September 30, 2025			December 31, 2024
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation adjustment	$(360,384)	$961	$(359,423)	$(471,704)	$965	$(470,739)
Unrealized gain on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(922)	—	(922)	(922)	—	(922)
Accumulated other comprehensive loss	$(350,890)	$961	$(349,929)	$(462,210)	$965	$(461,245)

Note 9. Income Taxes

Laureate’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the nine months ended September 30, 2025 and 2024 are based on estimated full-year effective tax rates, adjusted for discrete income tax items related specifically to the interim periods. Laureate has operations in multiple countries at various statutory tax rates and other operations that are loss-making entities for which it is not ‘more likely than not’ that a tax benefit will be realized on the loss.

For the nine months ended September 30, 2025, the Company recognized income tax expense of $106,326, as compared to $72,526 in the prior-year period. The Company recognized a net deferred tax benefit of approximately $37,900 during the three months ended September 30, 2024 related to the release of a deferred tax liability that was no longer required upon completion of an entity restructuring following regulatory approval.

The One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company does not expect it to have a material impact on its consolidated financial statements.

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

The following tables summarize the computations of basic and diluted earnings per share:

For the three months ended September 30,	2025	2024
Numerator used in basic and diluted earnings per common share for continuing operations:
Income from continuing operations	$34,373	$85,331
Loss attributable to noncontrolling interests	108	136
Net income from continuing operations for basic and diluted earnings per share	$34,481	$85,467

Numerator used in basic and diluted earnings per common share for discontinued operations:
Net income (loss) from discontinued operations for basic and diluted earnings per share	$6	$(4)

Denominator used in basic and diluted earnings per common share:
Basic weighted average shares outstanding	147,363	151,577
Dilutive effect of stock options	235	216
Dilutive effect of restricted stock units	613	382
Diluted weighted average shares outstanding	148,211	152,175

Basic and diluted earnings (loss) per share:
Income from continuing operations	$0.23	$0.56
Income (loss) from discontinued operations	—	—
Basic and diluted earnings per share	$0.23	$0.56

For the nine months ended September 30,	2025	2024
Numerator used in basic and diluted earnings per common share for continuing operations:
Income from continuing operations	$112,037	$202,497
(Income) loss attributable to noncontrolling interests	(2,178)	12
Net income from continuing operations for basic and diluted earnings per share	$109,859	$202,509

Numerator used in basic and diluted earnings per common share for discontinued operations:
Net income from discontinued operations for basic and diluted earnings per share	$215	$333

Denominator used in basic and diluted earnings per common share:
Basic weighted average shares outstanding	148,499	154,151
Dilutive effect of stock options	228	213
Dilutive effect of restricted stock units	503	332
Diluted weighted average shares outstanding	149,230	154,696

Basic and diluted earnings (loss) per share:
Income from continuing operations	$0.74	$1.31
Income from discontinued operations	—	—
Basic and diluted earnings per share	$0.74	$1.31

The following table summarizes the number of restricted stock units that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Restricted stock units	—	231	—	104

Note 11. Related Party Transactions

2025 Stock Repurchases

As discussed in Note 8, Stockholders’ Equity, on March 13, 2025, the Company entered into a stock purchase agreement with the Snow Phipps Sellers pursuant to which the Company purchased an aggregate of 521 shares of its common stock from the Snow Phipps Sellers at a purchase price of $17.47 per share for an aggregate purchase price of $9,101. This repurchase, which was approved as a related party transaction by the Audit and Risk Committee of the Company’s Board of Directors, was pursuant to the Company’s existing share repurchase program that was announced on September 13, 2024.

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

Note 13. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the September 30, 2024 balance. The September 30, 2025 and September 30, 2024 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024	December 31, 2024
Cash and cash equivalents	$240,994	$134,409	$91,350
Restricted cash	5,455	6,306	6,504
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$246,449	$140,715	$97,854

Restricted cash represents cash that is not immediately available for use in current operations.

Note 14. Subsequent Events

Increase to Authorized Stock Repurchase Program

As discussed in Note 8, Stockholders’ Equity, on October 30, 2025, the Company announced that its Board of Directors had approved a $150,000 increase to the existing authorization for the Company’s stock repurchase program.

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

Overview

Our Business

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. Collectively, we have approximately 511,400 students enrolled at five institutions in these two countries. We believe that the higher education markets in Mexico and Peru present an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in those markets. We believe that the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education, creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy. We have two reportable segments as described below. We group our institutions by geography in Mexico and Peru for reporting purposes.

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

The following information for our reportable segments is presented as of September 30, 2025:

	Institutions	Enrollment	2025 YTD Revenues ($ in millions) (1)	% Contribution to 2025 YTD Revenues
Mexico	2	277,000	$601.5	52%
Peru	3	234,400	558.9	48%
Total (1)	5	511,400	$1,160.5	100%
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

•Summary Comparison of Consolidated Results;
•Non-GAAP Financial Measure; and
•Segment Results.

Summary Comparison of Consolidated Results

Comparison of Consolidated Results for the Three Months Ended September 30, 2025 and 2024

			% Change
			Better/(Worse)
(in millions)	2025	2024	2025 vs. 2024
Revenues	$400.2	$368.6	9%
Direct costs	316.5	286.0	(11)%
General and administrative expenses	12.2	10.6	(15)%
Operating income	71.5	72.0	(1)%
Interest expense, net of interest income	(0.5)	(2.6)	81%
Other non-operating (expense) income	(2.2)	15.4	(114)%
Income from continuing operations before income taxes	68.8	84.9	(19)%
Income tax (expense) benefit	(34.5)	0.5	nm
Income from continuing operations	34.4	85.3	(60)%
Income from discontinued operations, net of tax	—	—	nm
Net income	34.4	85.3	(60)%
Net loss attributable to noncontrolling interests	0.1	0.1	—%
Net income attributable to Laureate Education, Inc.	$34.5	$85.5	(60)%
nm - percentage changes not meaningful

Comparison of Consolidated Results for the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

Revenues increased by $31.6 million to $400.2 million for the three months ended September 30, 2025 (the 2025 fiscal quarter) from $368.6 million for the three months ended September 30, 2024 (the 2024 fiscal quarter). This increase in revenues was attributable to higher average total organic enrollment at our institutions during the 2025 fiscal quarter, which increased revenues by $22.0 million compared to the 2024 fiscal quarter. In addition, the effect of a net change in foreign currency exchange rates increased revenues by $15.8 million, mainly due to the strengthening of the Mexican peso against the USD compared to the 2024 fiscal quarter. These increases in revenues were partially offset by the effect of changes in tuition rates and enrollments in programs at varying price points (product mix), pricing and timing, which decreased revenues by $6.2 million, including an unfavorable impact of approximately $7 million from intra-year academic calendar timing in Peru, compared to the 2024 fiscal quarter.

Direct costs and general and administrative expenses combined increased by $32.1 million to $328.7 million for the 2025 fiscal quarter from $296.6 million for the 2024 fiscal quarter. This increase was primarily driven by the effect of operational changes, which increased costs by $21.1 million, primarily due to the result of higher enrollment at our institutions. In addition, the effect of a net change in foreign currency exchange rates increased costs by $10.4 million, mainly due to the strengthening of the Mexican peso against the USD compared to the 2024 fiscal quarter. Other Corporate expenses accounted for an increase in costs of $0.6 million for the 2025 fiscal quarter compared to the 2024 fiscal quarter.

Operating income decreased by $0.5 million to $71.5 million for the 2025 fiscal quarter from $72.0 million for the 2024 fiscal quarter. This decrease was primarily driven by lower operating income at our Peru segment, combined with higher operating expenses at Corporate. This decrease was partially offset by higher operating income at our Mexico segment during the 2025 fiscal quarter compared to the 2024 fiscal quarter.

Other non-operating (expense) income changed by $17.6 million to an expense of $(2.2) million for the 2025 fiscal quarter from income of $15.4 million for the 2024 fiscal quarter. This change was primarily attributable to foreign currency exchange loss during the 2025 fiscal quarter compared to a gain during the 2024 fiscal quarter for a change of $16.8 million, mainly related to intercompany loan arrangements. Other income accounted for the remaining change of $0.8 million.

Income tax (expense) benefit changed by $35.0 million to an expense of $(34.5) million for the 2025 fiscal quarter from a benefit of $0.5 million for the 2024 fiscal quarter. This change was primarily attributable to a discrete tax benefit of approximately $37.9 million that was recorded during the 2024 fiscal quarter related to an entity restructuring.

Comparison of Consolidated Results for the Nine Months Ended September 30, 2025 and 2024

			% Change
			Better/(Worse)
(in millions)	2025	2024	2025 vs. 2024
Revenues	$1,160.5	$1,143.2	2%
Direct costs	872.3	858.9	(2)%
General and administrative expenses	36.7	34.6	(6)%
Operating income	251.6	249.8	1%
Interest expense, net of interest income	(3.1)	(8.5)	64%
Other non-operating (expense) income	(30.2)	33.8	(189)%
Income from continuing operations before income taxes	218.4	275.0	(21)%
Income tax expense	(106.3)	(72.5)	(47)%
Income from continuing operations	112.0	202.5	(45)%
Income from discontinued operations, net of tax	0.2	0.3	(33)%
Net income	112.3	202.8	(45)%
Net loss attributable to noncontrolling interests	(2.2)	—	nm
Net income attributable to Laureate Education, Inc.	$110.1	$202.8	(46)%
nm - percentage changes not meaningful

Comparison of Consolidated Results for the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

Revenues increased by $17.3 million to $1,160.5 million for the nine months ended September 30, 2025 (the 2025 fiscal period) from $1,143.2 million for the nine months ended September 30, 2024 (the 2024 fiscal period). This increase in revenues was attributable to the effect of higher average total organic enrollment at our institutions, which increased revenues by $67.1 million compared to the 2024 fiscal period. This increase in revenue was partially offset by a net change in foreign currency exchange rates, which decreased revenues by $46.0 million, mainly due to the weakening of the Mexican peso against the USD compared to the 2024 fiscal period. In addition, these increases in revenues were partially offset by the effect of changes in product mix, pricing and timing which decreased revenues by $3.8 million compared to the 2024 fiscal period, which included a decrease in revenue for Peru of approximately $25 million from intra-year academic calendar timing attributable to later semester start dates as compared to the 2024 fiscal period.

Direct costs and general and administrative expenses combined increased by $15.5 million to $909.0 million for the 2025 fiscal period from $893.5 million for the 2024 fiscal period. This increase was driven by the effect of operational changes, which increased direct costs by $53.9 million compared to the 2024 fiscal period, primarily due to the result of higher enrollment at our institutions. This increase was partially offset by the effect of a net change in foreign currency exchange rates, which decreased direct costs by $37.7 million, mainly due to the weakening of the Mexican peso against the USD compared to the 2024 fiscal period. Corporate accounted for the remaining difference of $0.7 million.

Operating income increased by $1.8 million to $251.6 million for the 2025 fiscal period from $249.8 million for the 2024 fiscal period. This change was primarily driven by higher operating income in our Mexico segment, partially offset by lower operating income in our Peru segment, combined with higher operating expenses at Corporate during the 2025 fiscal period compared to the 2024 fiscal period.

Other non-operating (expense) income changed by $64.0 million to an expense of $(30.2) million for the 2025 fiscal period from income of $33.8 million for the 2024 fiscal period. This change was attributable to: (1) a loss on foreign currency exchange during the 2025 fiscal period compared to a gain during the 2024 fiscal period for a change of $67.5 million, mainly related to intercompany loan arrangements; (2) the year-over-year effect of a $3.1 million loss related to the release of accumulated foreign currency translation balances upon the liquidation of certain subsidiaries during the 2024 fiscal period; and (3) an increase in other income of $0.4 million for the 2025 fiscal period.

Income tax expense increased by $33.8 million to $106.3 million for the 2025 fiscal period from $72.5 million for the 2024 fiscal period. This increase was primarily attributable to a discrete tax benefit of approximately $37.9 million that was recorded during the 2024 fiscal period related to an entity restructuring.

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

The following table presents Adjusted EBITDA and reconciles Net income to Adjusted EBITDA for the three months ended September 30, 2025 and 2024:

			% Change
			Better/(Worse)
(in millions)	2025	2024	2025 vs. 2024
Net income	$34.4	$85.3	(60)%
Plus:
Income from discontinued operations, net of tax	—	—	nm
Income from continuing operations	34.4	85.3	(60)%
Plus:
Income tax expense (benefit)	34.5	(0.5)	nm
Income from continuing operations before income taxes	68.8	84.9	(19)%
Plus:
Foreign currency exchange loss (gain), net	2.3	(14.5)	(116)%
Other income, net	(0.2)	(0.9)	(78)%
Interest expense	2.6	5.0	48%
Interest income	(2.1)	(2.4)	(13)%
Operating income	71.5	72.0	(1)%
Plus:
Depreciation and amortization	19.6	16.6	(18)%
EBITDA	91.1	88.6	3%
Plus:
Share-based compensation expense (a)	3.8	2.8	(36)%
Adjusted EBITDA	$94.8	$91.4	4%
nm - percentage changes not meaningful
(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”

Comparison of Depreciation and Amortization for the Three Months Ended September 30, 2025 and 2024

Depreciation and amortization increased by $3.0 million to $19.6 million for the 2025 fiscal quarter from $16.6 million for the 2024 fiscal quarter, which was primarily attributable to equipment purchases and campus improvements in Mexico that resulted in a higher depreciable asset base compared to the 2024 fiscal quarter.

The following table presents Adjusted EBITDA and reconciles Net income to Adjusted EBITDA for the nine months ended September 30, 2025 and 2024:

			% Change
			Better/(Worse)
(in millions)	2025	2024	2025 vs. 2024
Net income	$112.3	$202.8	(45)%
Plus:
Income from discontinued operations, net of tax	(0.2)	(0.3)	(33)%
Income from continuing operations	112.0	202.5	(45)%
Plus:
Income tax expense	106.3	72.5	(47)%
Income from continuing operations before income taxes	218.4	275.0	(21)%
Plus:
Loss on disposal of subsidiaries, net	—	3.1	100%
Foreign currency exchange loss (gain), net	31.1	(36.4)	(185)%
Other income, net	(1.0)	(0.5)	100%
Interest expense	8.1	14.8	45%
Interest income	(5.0)	(6.3)	(21)%
Operating income	251.6	249.8	1%
Plus:
Depreciation and amortization	53.3	52.1	(2)%
EBITDA	304.9	301.9	1%
Plus:
Share-based compensation expense (a)	9.7	7.1	(37)%
Adjusted EBITDA	$314.7	$308.9	2%
nm - percentage changes not meaningful
(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”

Comparison of Share-based Compensation Expense for the Nine Months Ended September 30, 2025 and 2024

Share-based compensation expense increased by $2.6 million to $9.7 million for the 2025 fiscal period from $7.1 million for the 2024 fiscal period, which was primarily driven by executive retention awards of restricted stock units that were granted in May 2024 and January 2025.

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

The following tables, derived from our consolidated financial statements included elsewhere in this Form 10-Q, present selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended September 30,	2025	2024	2025 vs. 2024
Revenues:
Mexico	$194.8	$182.5	7%
Peru	205.3	186.1	10%
Corporate	—	—	nm
Consolidated Total Revenues	$400.2	$368.6	9%

Adjusted EBITDA:
Mexico	$25.7	$20.0	29%
Peru	78.1	79.8	(2)%
Corporate	(8.9)	(8.3)	(7)%
Consolidated Total Adjusted EBITDA	$94.8	$91.4	4%

(in millions)			% Change
			Better/(Worse)
For the nine months ended September 30,	2025	2024	2025 vs. 2024
Revenues:
Mexico	$601.5	$615.2	(2)%
Peru	558.9	528.0	6%
Corporate	0.1	0.1	—%
Consolidated Total Revenues	$1,160.5	$1,143.2	2%

Adjusted EBITDA:
Mexico	$136.1	$128.1	6%
Peru	206.5	209.4	(1)%
Corporate	(27.9)	(28.6)	2%
Consolidated Total Adjusted EBITDA	$314.7	$308.9	2%
nm - percentage changes not meaningful

Mexico

Financial Overview

Comparison of Mexico Results for the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2024	$182.5	$162.5	$20.0
Organic enrollment (1)	9.3
Product mix, pricing and timing (1)	0.1
Organic constant currency	9.4	4.5	4.9
Foreign exchange	2.9	2.1	0.8
September 30, 2025	$194.8	$169.1	$25.7
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $12.3 million, a 7% increase from the 2024 fiscal quarter.
•On an organic constant currency basis, revenue increased by 5% compared to the 2024 fiscal quarter.
•Revenues from our Mexico segment represented 49% of our consolidated total revenues for the 2025 fiscal quarter compared to 50% for the 2024 fiscal quarter.

Adjusted EBITDA increased by $5.7 million, a 29% increase from the 2024 fiscal quarter, mainly driven by revenue growth.
•On an organic constant currency basis, Adjusted EBITDA increased by 25% compared to the 2024 fiscal quarter.

Comparison of Mexico Results for the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2024	$615.2	$487.1	$128.1
Organic enrollment (1)	39.2
Product mix, pricing and timing (1)	13.0
Organic constant currency	52.2	25.3	26.9
Foreign exchange	(65.9)	(47.0)	(18.9)
September 30, 2025	$601.5	$465.4	$136.1
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues decreased by $13.7 million, a 2% decrease from the 2024 fiscal period.
•Revenue for the 2025 fiscal period was unfavorably affected by the weakening of the Mexican peso against the USD compared to the 2024 fiscal period.
•On an organic constant currency basis, revenue increased by 8% compared to the 2024 fiscal period.
•Revenues from our Mexico segment represented 52% of our consolidated total revenues for the 2025 fiscal period, compared to 54% for the 2024 fiscal period.

Adjusted EBITDA increased by $8.0 million, a 6% increase from the 2024 fiscal period, driven by revenue growth, partially offset by the weakening of the Mexican peso against the USD.
•On an organic constant currency basis, Adjusted EBITDA increased by 21% compared to the 2024 fiscal period.

Peru

Financial Overview

Comparison of Peru Results for the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2024	$186.1	$106.3	$79.8
Organic enrollment (1)	12.7
Product mix, pricing and timing (1)	(6.4)
Organic constant currency	6.3	13.2	(6.9)
Foreign exchange	12.9	7.7	5.2
September 30, 2025	$205.3	$127.2	$78.1
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $19.2 million, a 10% increase from the 2024 fiscal quarter.
•On an organic constant currency basis, revenues increased by 3% compared to the 2024 fiscal quarter.
•Revenue for the 2025 fiscal quarter was unfavorably affected by approximately $7 million of intra-year academic calendar timing compared to the 2024 fiscal quarter.
•Revenues from our Peru segment represented 51% of our consolidated total revenues for the 2025 fiscal quarter, compared to 50% for the 2024 fiscal quarter.

Adjusted EBITDA decreased by $1.7 million, a 2% decrease from the 2024 fiscal quarter.
•On an organic constant currency basis, Adjusted EBITDA decreased by 9% compared to the 2024 fiscal quarter and was unfavorably affected by intra-year academic calendar timing.

Comparison of Peru Results for the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2024	$528.0	$318.6	$209.4
Organic enrollment (1)	27.9
Product mix, pricing and timing (1)	(16.9)
Organic constant currency	11.0	22.0	(11.0)
Foreign exchange	19.9	11.8	8.1
September 30, 2025	$558.9	$352.4	$206.5
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $30.9 million, a 6% increase from the 2024 fiscal period.
•On an organic constant currency basis, revenues increased by 2% and were unfavorably affected by approximately $25 million of intra-year academic calendar timing attributable to later semester start dates in the 2025 fiscal period as compared to the 2024 fiscal period.
•Revenues from our Peru segment represented 48% of our consolidated total revenues for the 2025 fiscal period compared to 46% for the 2024 fiscal period.

Adjusted EBITDA decreased by $2.9 million, a 1% decrease from the 2024 fiscal period.
•On an organic constant currency basis, Adjusted EBITDA decreased by 5% compared to the 2024 fiscal period and was unfavorably affected by intra-year academic calendar timing.

Corporate

Corporate revenues primarily represent miscellaneous other revenues, net of the elimination of intersegment revenues.

Comparison of Corporate Results for the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

			% Change
			Better/(Worse)
(in millions)	2025	2024	2025 vs. 2024
Revenues	$—	$—	nm
Expenses	8.9	8.3	(7)%
Adjusted EBITDA	$(8.9)	$(8.3)	(7)%
nm - percentage changes not meaningful

Comparison of Corporate Results for the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

			% Change
			Better/(Worse)
(in millions)	2025	2024	2025 vs. 2024
Revenues	$0.1	$0.1	—%
Expenses	28.0	28.7	2%
Adjusted EBITDA	$(27.9)	$(28.6)	2%

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

As of September 30, 2025, our secondary source of liquidity was cash and cash equivalents of $241.0 million. Our cash accounts are maintained with high-quality financial institutions. The Company also maintains a revolving credit facility under its credit agreement (the Amended Credit Agreement) that provides for borrowings of up to $155.0 million of revolving credit loans maturing September 2028 (the Revolving Credit Facility). The credit available to be borrowed under the Amended Credit Agreement, whether as revolving loans or term loans, if any, are referred to herein collectively as the “Senior Secured Credit Facility.” In accordance with the terms of the Amended Credit Agreement, any proceeds drawn on the Revolving Credit Facility may be used for general corporate purposes. As of September 30, 2025, the Company had no outstanding balance borrowed under the Revolving Credit Facility.

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

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $5.5 million as of September 30, 2025 and $6.5 million as of December 31, 2024. Restricted cash mainly consists of cash equivalents held as assets for a supplemental employment retention agreement for a former executive.

Indefinite Reinvestment of Historical Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As of September 30, 2025, $161.2 million of our total $241.0 million of cash and cash equivalents were held by foreign subsidiaries. As of December 31, 2024, $80.1 million of our total $91.4 million of cash and cash equivalents were held by foreign subsidiaries. As part of our business strategies, we have determined that the undistributed historical earnings of our foreign operations for which we have not already recorded taxes will be deemed indefinitely reinvested outside of the United States.

Liquidity Requirements

Our liquidity requirements include: funding for debt service (including finance leases); operating lease obligations; payments of deferred compensation; working capital; operating expenses; capital expenditures; stock repurchases; business development activities; and payments of other third-party obligations.

Debt

As of September 30, 2025, our debt obligations consisted of lines of credit and short-term borrowing arrangements of subsidiaries and notes payable, which totaled $41.5 million. In addition, our finance lease obligations and sale-leaseback financings were $60.9 million.

Covenants

The Amended Credit Agreement provides, solely with respect to the revolving credit facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, to exceed 3 as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The Amended Credit Agreement also provides that if less than 25% of the revolving credit facility is utilized as of that date, then such financial covenant shall not apply. As of September 30, 2025, this condition was satisfied and, therefore, we were not subject to the leverage ratio. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with those covenants as of September 30, 2025.

Leases

We conduct a significant portion of our operations from leased facilities, including many of our higher education facilities and other office locations. As of September 30, 2025 and December 31, 2024, the present value of operating lease liabilities was $337.4 million and $327.1 million, respectively.

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

Our total capital expenditures, excluding receipts from the sale of subsidiaries and property and equipment, were $36.1 million and $34.6 million during the nine months ended September 30, 2025 and 2024, respectively. The increase in capital expenditures was driven by equipment purchases and campus improvements in Mexico during the 2025 fiscal period, partially offset by the year-over-year effect of the purchase of a parcel of land for a new campus in Peru during the 2024 fiscal period.

Share Repurchase Programs

On September 13, 2024, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $100 million of the Company’s common stock. The Company’s repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Exchange Act. Repurchases may also be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s Board of Directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. As of September 30, 2025, the approximate dollar value of shares yet to be repurchased under this stock repurchase program was $27.4 million. On October 30, 2025, the Company announced that its Board of Directors had approved a $150.0 million increase to the existing authorization for the Company’s stock repurchase program, increasing the dollar value of shares yet to be repurchased under this stock repurchase program, which has no expiration date, to approximately $177.4 million. The Company intends to finance the repurchases with free cash flow, excess cash and liquidity and liquidity on-hand, including available capacity under its Revolving Credit Facility, or a combination thereof.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2025 and 2024:

(in millions)	2025	2024
Cash provided by (used in):
Operating activities	$272.8	$192.0
Investing activities	(35.7)	(30.5)
Financing activities	(96.9)	(111.7)
Effects of exchange rates changes on cash	8.1	(6.2)
Change in cash included in current assets held for sale	0.3	0.2
Net change in cash and cash equivalents and restricted cash	$148.6	$43.8

Comparison of Cash Flows for the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

Operating Activities
Cash provided by operating activities increased by $80.8 million to $272.8 million for the 2025 fiscal period from $192.0 million for the 2024 fiscal period. This increase in operating cash flows was attributable to: (1) the net effect of changes in operating assets and liabilities as well as higher operating income, which increased operating cash by $45.7 million compared to the 2024 fiscal period; (2) lower cash paid for taxes of $29.0 million, from $130.6 million for the 2024 fiscal period to $101.6 million for the 2025 fiscal period, primarily related to taxes paid during the 2024 fiscal period as a result of the distribution of certain intercompany loans; and (3) lower cash paid for interest of $6.1 million, from $13.1 million for the 2024 fiscal period to $7.0 million for the 2025 fiscal period, mostly due to lower average debt balances.

Investing Activities

Cash used in investing activities increased by $5.2 million to $(35.7) million for the 2025 fiscal period from $(30.5) million for the 2024 fiscal period. This increase in investing cash outflows was primarily attributable to lower year-over-year cash proceeds from the sale of property and equipment of $3.0 million, mainly related to the sale of a parcel of land in the United States during the 2024 fiscal period. Additionally, capital expenditures were higher by $1.5 million during the 2025 fiscal period compared to the 2024 fiscal period. Other items accounted for the remaining difference of $0.7 million.

Financing Activities

Cash used in financing activities decreased by $14.8 million to $(96.9) million for the 2025 fiscal period from $(111.7) million for the 2024 fiscal period. This decrease in financing cash outflows was primarily attributable to a $28.4 million decrease in common stock repurchases during the 2025 fiscal period compared to the 2024 fiscal period. This change was partially offset by $14.2 million of higher net payments on long-term debt during the 2025 fiscal period compared to the 2024 fiscal period. Other items accounted for the remaining difference of $0.6 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2024 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2024 Form 10-K. During the nine months ended September 30, 2025, there were no significant changes to our critical accounting policies.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There were no repurchases of the Company’s common stock during the three months ended September 30, 2025.

On September 13, 2024, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $100 million of the Company’s common stock. The Company’s repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Exchange Act. Repurchases may also be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s Board of Directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. As of September 30, 2025, the approximate dollar value of shares yet to be repurchased under this stock repurchase program was $27.4 million. On October 30, 2025, the Company announced that its Board of Directors had approved a $150 million increase to the existing authorization for the Company’s stock repurchase program, increasing the dollar value of shares yet to be repurchased under this stock repurchase program, which has no expiration date, to approximately $177.4 million. The Company intends to finance the repurchases with free cash flow, excess cash and liquidity and liquidity on-hand, including available capacity under its Revolving Credit Facility, or a combination thereof.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1†	Laureate Education, Inc. Directors Deferral Plan
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ RICHARD M. BUSKIRK
Richard M. Buskirk
Senior Vice President and Chief Financial Officer
Date: October 30, 2025

/s/ GERARD M. KNAUER
Gerard M. Knauer
Vice President, Accounting and Global Controller
Date: October 30, 2025