Form 10-K
period 2025-12-31
LAUREATE EDUCATION, INC.
filed 2026-02-19
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the ﬁnancial statements of the registrant included in the ﬁling reﬂect the correction of an error to previously issued ﬁnancial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $2.986 billion (based on the closing price of the registrant's common stock on that date as reported on the Nasdaq Global Select Market).
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2026
Common stock, par value $0.004 per share	142,743,630 shares
Documents Incorporated by Reference
The registrant incorporates by reference its definitive proxy statement with respect to its 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10‑K.

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
•the risks associated with disruptions to our computer networks and information systems and other cybersecurity incidents, including misappropriation of personal or proprietary information;

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

Part I

Item 1. Business

General

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. These institutions, which we collectively refer to as the Laureate International Universities network, are leading brands in their respective markets and offer a broad range of undergraduate and graduate degrees through campus-based, online and hybrid programs. Collectively, we have approximately 497,700 students enrolled at five institutions with over 50 campuses as of December 31, 2025. Our institutions in Mexico and Peru operate within scaled country networks, which provide advantages in terms of shared infrastructure, technology, curricula and operational best practices. Our students are enrolled at traditional, campus-based institutions offering multi-year degrees, with an average program length of four years, similar to leading private and public higher education institutions in developed markets such as the United States and Europe.

Our programs are designed with a distinct emphasis on applied, professional-oriented content for growing career fields and are focused on academic disciplines that we believe offer strong employment opportunities and high earnings potential for our students. We continually and proactively adapt our curriculum to the needs of the market. In particular, we emphasize science, technology, engineering and math (STEM) and business disciplines, areas in which we believe that there is large and growing demand, especially in developing countries. Students pursuing degrees in Medicine & Health Sciences, Engineering & Information Technology and Business & Management, our three largest disciplines, constitute approximately 75% of our total post-secondary enrollments. We believe that the work of our graduates in these disciplines creates a positive impact on the communities we serve and strengthens our institutions’ reputations within their respective markets. Our focus on private-pay and our track record for delivering high-quality outcomes to our students, while stressing affordability and accessibility, has been a key reason for our long record of success.
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

Country	Institution	Enrollment at December 31, 2025	Market Segment	QS Stars™ Overall University Rating	Ratings/Rankings
Mexico	Universidad del Valle de México (UVM)	132,200	Premium/ Traditional	««««	•Ranked Top 5 university in Mexico
					•5-Star rated by QS Stars™ in categories of Employability, Online Learning & Social Impact
Mexico	Universidad Tecnológica de México (UNITEC)	137,200	Value/Teaching	«««	•Largest private university in Mexico
					•5-Star rated by QS Stars™ in categories of Employability, Online Learning & Social Impact
Peru	Universidad Peruana de Ciencias Aplicadas (UPC)	78,400	Premium/Traditional	«««««	•Ranked #1 in educational sector in Peru
					•5-Star rated by QS Stars™ in categories of Employability, Online Learning & Social Impact
Peru	Universidad Privada del Norte (UPN)	129,900	Value/Teaching	««««	•3rd largest private university in Peru
					•5-Star rated by QS Stars™ in categories of Employability, Online Learning & Social Impact
Peru	CIBERTEC	20,000	Tech/Voc	N/A	•2nd largest private tech/voc institute in Peru
Sources: Secretaría de Educación Pública, SEP 2024 Database (Mexico), Ministry of Education of Peru, MINEDU 2024 Database (Peru). QS Stars™, Guía Universitaria (UVM), MERCO 2025 Institutional Reputation Ranking (UPC)

Our institutions in Mexico and Peru offer traditional higher education students a private education alternative, with multiple brands and price points in each market and innovative programs and strong career-driven outcomes. Additionally, through targeted programs and multiple teaching modalities, we are able to serve the differentiated needs of non-traditional students in these markets.

Our program and level of study mix for 2025 was as follows:

Our Segments

We have two reportable segments, which are summarized in the charts below. The following information for our segments is presented as of December 31, 2025.

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

Favorable industry dynamics in Mexico and Peru driving growth in the higher education sector include the following:

Large, Growing and Underpenetrated Population of Qualified Higher Education Students. In many countries, including throughout Latin America and other developing regions, there is growing demand for higher education based on favorable demographics, increasing secondary completion rates and increasing higher education participation rates, resulting in continued growth in higher education enrollments. While global participation rates have increased for traditional higher education students (defined as 18-24 year olds), the market for higher education in Mexico and Peru, excluding technical-vocational institutes, is still significantly underpenetrated, at approximately 34% and 42%, respectively, as compared to approximately 55% in the United States.

Strong Economic Incentives for Higher Education. According to data from the Organization for Economic Co-operation and Development (“OECD”), in countries that are members of the OECD, the earnings from employment for younger adults (25-34 years) completing higher education was approximately 39% higher, and the earnings advantage reached 67% among older adults (45-54 years), than those of younger and older adults with only an upper secondary education. We believe that the cumulative impact of favorable demographic and socio-economic trends, coupled with the superior earnings potential of higher education graduates, will continue to expand the market for private higher education.

Increasing Role of the Private Sector in Higher Education. In both Mexico and Peru, the private sector plays a meaningful role in higher education, bridging supply and demand imbalances created by a lack of capacity at public universities. In Mexico, private education providers constitute approximately 39% of the total higher-education market (47% in states in which we have operations). In Peru, private education providers constitute approximately 76% of the total higher-education market. In addition to capacity limitations, we believe that limited public resources, and the corresponding policy reforms to make higher education systems less dependent on the financial and operational support of local governments, have resulted in increased enrollments in private institutions relative to public institutions.

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

In addition, many of our institutions and programs have earned the highest accreditation available, which provides us with a strong competitive advantage in local markets. For example, medical school licenses are often the most difficult to obtain and are only granted to institutions that meet rigorous standards. Throughout Mexico and Peru we operate 24 medical and nine dental schools. We believe that the establishment of our medical and dental schools further validates the quality of our institutions and programs and increases brand awareness.

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

Attractive Financial Model.

•Private Pay Model. Essentially all of our revenues for 2025 were generated from private pay sources, as there are no material government-sponsored student loan programs in Mexico or Peru. We believe that students’ and families’ willingness to allocate personal resources to fund higher education at our institutions validates our strong value proposition.

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

Integration of Campus-Based Operations in Mexico and Peru. Our institutions in Mexico and Peru serve approximately 497,700 students in a relatively homogenous operating environment, creating a unique opportunity to harvest the benefits of scale. We believe that by implementing best practices within each country we will enable closer collaboration and facilitate innovation and improved student experiences. We believe that this unification will enable us to be more nimble in our day-to-

day operations and will allow us to extract valuable insights from more data across our network. Further, we believe that integration will enable further innovation and efficiency in our academic model and operations, and allow us to expand our market share.

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
•Increase Capacity at Existing and New Campus Locations. We will continue to make demand-driven investments in additional capacity throughout our network by expanding existing campuses and opening new campuses, including in new cities. We employ a highly analytical process based on economic and demographic trends, and demand data for the local market to determine when and where to expand capacity. When opening a new campus or expanding existing facilities, we use best practices that we have developed to cost-effectively expedite the opening and development of that location.
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

The following table presents information about the institutions as of December 31, 2025:

Reportable Segment (Enrollment)	Higher Education Institution	Year Joined Laureate Network	Year Founded
Mexico	Universidad del Valle de México (UVM)	2000	1960
(269,400)	Universidad Tecnológica de México (UNITEC)	2008	1966

Peru	Universidad Peruana de Ciencias Aplicadas (UPC)	2004	1994
(228,300)	CIBERTEC	2004	1983
	Universidad Privada del Norte (UPN)	2007	1994

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

Human Capital

We currently enroll approximately 497,700 students across our five institutions in Mexico and Peru, in campus-based, fully online, and hybrid learning programs. Our students are supported by a workforce of more than 33,900 employees, including 18,340 academic staff.

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

Employee Engagement
•Comprehensive employee engagement surveys are conducted regularly. In addition, multiple metrics are consistently tracked to monitor engagement and employee satisfaction, such as voluntary attrition, changes in individual and team performance and outcomes, and reports to the ethics and compliance hotline. These efforts are designed to gather valuable insights that inform decision-making and support meaningful improvements across the Company and our workforce.

Performance Management and Ongoing Development
•We have a company-wide approach to performance management, goal setting, feedback, and performance-based compensation, which, at a minimum, includes two formal review checkpoints per year.
•In 2025, all members of our executive team continued to contribute to a range of culture-building and workforce development initiatives.

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

Safety and Security
•We remain committed to the safety and well-being of all employees, students, and other stakeholders. Throughout 2025, we took a range of actions to advance our commitment to safety and security.
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

Recognizing the Impact of Our People
•Through the expertise, passion, and commitment of our people, we are making a positive impact within and beyond communities across Mexico and Peru. In 2025, we published our 2024 Impact Report which recognizes and celebrates the impact our people are creating, aligned to the United Nations Sustainable Development Goals. Our Impact Reports are available at laureate.net/impact.
•These Impact Reports feature data and case studies tracked by our Impact and our Academic Quality Committees –comprised of impact and academic leaders from Mexico and Peru and from multiple functional areas including Finance, Communications, Academic, Operations and Ethics and Compliance.

Information contained on our website is not incorporated by reference herein and is not part of this Form 10-K.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Financials” portion of our investor relations website at http://investors.laureate.net and on the SEC's website at www.sec.gov as soon as reasonably practical after they are filed with the SEC. Various corporate governance documents, including our Audit and Risk Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Corporate Governance Guidelines and Code of Conduct and Ethics are available without charge through the “Governance” portion of our investor relations website, listed above. In addition, we may use our website as a distribution channel of material company information, and we also webcast our earnings calls via our investor relations website.

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

The University Law, as amended in August 2024, allows for the educational services to be provided by three modalities: (i) face-to-face learning (with a maximum of 30% virtual credits), (ii) hybrid learning (with up to 70% of the total credits of the academic program allowed to be taken virtually) and (iii) virtual learning (up to 100% of academic credits, except for programs that require in-person experiments and practices).

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

Our portfolio, which is composed of five institutions, operates in Mexico and Peru, each of which is subject to complex business, economic, legal, political, tax and foreign currency risks. We may have difficulty managing and administering our operations in multiple countries, and we may need to expend additional funds to, among other things, staff key management positions, obtain, upgrade and implement additional information technology infrastructure, and successfully implement relevant course and program offerings for each market, which may materially adversely affect our business, financial condition and results of operations.

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

•changes in the political landscape in Mexico, Peru and/or the U.S., and subsequent changes to laws and regulatory regimes including new tariffs, trade restrictions and trade policies;

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

•limitations on the repatriation and investment of funds and foreign currency exchange restrictions; and

•acts of terrorism, public health risks or emergencies such as pandemics or epidemics, crime and natural disasters, particularly in areas in which we have significant operations.

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

Each of our institutions has worked hard to establish the value of its individual brand. Brand value may be severely damaged, even by isolated incidents, particularly if the incidents receive considerable negative publicity. There has been a marked increase in use of social media platforms and other forms of online communications that allow individuals access to a broad audience of interested persons. We believe that students and prospective employers value readily available information about our institutions and often act on such information without further investigation or authentication, and without regard to its accuracy. In addition, some of our institutions use the Laureate name in promoting their institutions. Social media platforms and devices immediately publish the content their subscribers and participants post, often without filters or checks on the accuracy of the content posted. Information concerning our Company and our institutions may be posted on such platforms and devices at any time. Information posted may be materially adverse to our interests, it may be inaccurate, and it may harm our performance, prospects and business.

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

In order to maintain and increase our revenues and margins, we must continue to develop our admissions programs and attract new students in a cost-effective manner. The level of marketing and advertising and types of strategies used are affected by the specific geographic markets, regulatory compliance requirements and the specific nature of each institution and its students. The complexity of these marketing efforts contributes to their cost. If we are unable to advertise and market our institutions and programs successfully, our ability to attract and enroll new students could be materially adversely affected and, consequently, our financial performance could suffer. We use marketing tools such as online, radio, television and print media advertising to promote our institutions and programs. Our representatives also make presentations at upper secondary schools. In order to maintain our growth, we will need to attract a larger percentage of students in existing markets and increase our addressable market by adding locations in new markets and rolling out new academic programs. Any failure to accomplish these initiatives may have a material adverse effect on our future growth.

If we do not effectively manage our growth and business, our results of operations may be materially adversely affected.

We may not be able to maintain or accelerate the current growth rate, effectively manage expanding operations or building new campuses, expand capacity at current locations, or achieve planned growth on a timely or profitable basis. If any expansion initiative underperforms or does not proceed as planned, or our revenue growth is less than projected, the costs incurred for these additions and upgrades could have a material adverse effect on our business, financial condition and results of operations.

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

Our institutions compete with traditional public and private colleges and universities and other proprietary institutions, including those that offer online professional-oriented programs. In each of the countries in which we operate a private institution, our primary competitors are public and other private universities, some of which are larger, more widely known and have more established reputations than our institutions. Some of our competitors in both the public and private sectors may have greater financial and other resources than we have and have operated in their markets for many years. Other competitors may include large, well-capitalized companies that may pursue a strategy similar to ours of expanding campuses, adding on-campus or online programs or acquiring or establishing for-profit institutions. Public institutions receive substantial government subsidies, and public and private not-for-profit institutions have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to for-profit institutions. Accordingly, public and private not-for-profit institutions may have instructional and support resources superior to those in the for-profit sector, and public institutions can offer substantially lower tuition prices or other advantages that we cannot match.

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

The success of our institutions depends significantly on the willingness of prospective employers to hire our students upon graduation. Increasingly, employers demand that their employees possess appropriate technological and other appropriate skills, such as communication, critical thinking and teamwork. These skills can evolve rapidly in a changing economic and technological environment. Accordingly, it is important that our educational programs evolve in response to those economic and technological changes. The expansion of existing academic programs and the development of new programs may not be accepted by current or prospective students or by the employers of our graduates. Students and faculty increasingly rely on personal communication devices and expect that we will be able to adapt our information technology platforms and our educational delivery methods to support these devices and any new technologies that may develop. Even if our institutions are able to develop acceptable new programs and adapt to new technologies (such as AI and machine learning), our institutions may not be able to begin offering those new programs and technologies as quickly as required by prospective students and employers or as quickly as our competitors begin offering similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could suffer and our results of operations and cash flows could be materially adversely affected.

Our reported revenues and earnings may be negatively affected by the strengthening of the U.S. dollar and currency exchange rates.

We report revenues, costs and earnings in U.S. dollars, while our institutions generally collect tuition in the local currency. Exchange rates between the U.S. dollar and the local currency in the countries where we operate institutions are likely to fluctuate from period to period. In 2025, essentially all of our revenues originated outside the United States. We translate revenues and other results denominated in foreign currencies into U.S. dollars for our consolidated financial statements. This translation is based on average exchange rates during a reporting period. While the Mexican peso and the Peruvian nuevo sol strengthened against the U.S. dollar by the end of 2025 compared to the beginning of the year, the U.S. dollar has strengthened against those currencies in the recent past. As the exchange rate of the U.S. dollar strengthens, our reported international revenues and earnings are reduced because foreign currencies translate into fewer U.S. dollars. For the year ended December 31, 2025, a hypothetical 10% adverse change in average annual foreign currency exchange rates would have decreased our revenue, operating income and Adjusted EBITDA by approximately $170.2 million, $49.7 million and $57.3 million, respectively. For more information, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk.”

To the extent that foreign revenues and expense transactions are not denominated in the local currency and/or to the extent foreign earnings are reinvested in a currency other than their functional currency, we are also subject to the risk of transaction losses. We occasionally enter into foreign exchange forward contracts or other hedging arrangements to reduce the earnings impact of non-functional currency denominated non-trade receivables and debt and to protect the U.S. dollar value of our assets and future cash flows with respect to exchange rate fluctuations. Given the volatility of exchange rates, we may not be able to effectively manage currency transaction and/or translation risks. Therefore, volatility in currency exchange rates may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As a multinational corporation, we are subject to income taxes as well as non-income based taxes in the United States and various foreign jurisdictions. The determination of our provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. In addition, changes in the valuation of our deferred tax assets and liabilities, or changes in tax laws, regulations and accounting principles, could have a material adverse effect on our future income taxes. In the ordinary course, we do not record deferred tax liabilities for undistributed foreign earnings because our strategy is to reinvest these earnings outside the United States. As circumstances change and if some or all of these undistributed foreign earnings are remitted to the United States, we may be required to recognize deferred tax liabilities on any amounts that we are unable to repatriate in a tax-free manner.

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

We rely upon our information technology systems and infrastructure to operate our business. We run the online operations of our institutions on different platforms, which are in various stages of development. We also periodically implement new or enhanced business processes, enterprise and information systems. Implementation of such systems requires the commitment of significant personnel, training and financial resources, and entails risks to our business operations. The performance and reliability of these online operations are critical to the reputation of our institutions and our ability to attract and retain students. Any computer system error or failure, delay or unsuccessful implementation of new or enhanced systems, or a sudden and significant increase in traffic on our institutions’ computer networks or those of our third-party providers, may result in the unavailability of these computer networks. In addition, any significant failure of our computer networks could disrupt our on-campus operations. Individual, sustained or repeated occurrences could significantly damage the reputation of our institutions’ operations and result in a loss of potential or existing students. Additionally, our computer systems (and those of our third-party providers) and operations of our institutions are vulnerable to interruption or malfunction due to events beyond our control, including cyber-attacks, natural disasters and other catastrophic events and network and telecommunications failures. Like other global companies, our computer systems are regularly subject to and will continue to be the target of computer viruses, malware or other malicious codes (including ransomware), unauthorized access, cyber-attacks or other computer-related penetrations (including through the use of AI). While we have experienced attacks and threats to our data and systems, to date, we are not aware that we have experienced a material cyber-security breach. However, over time, the sophistication of these threats continues to increase. The preventative actions we take to reduce the risk of cyber incidents and protect our information and systems may be insufficient. A user who circumvents security measures could misappropriate proprietary information or cause interruptions to or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these incidents. Further, the disaster recovery plans and backup systems that we have in place may not be effective in addressing a natural disaster or catastrophic event that results in the destruction or disruption of any of our critical business or information technology and infrastructure systems. As a result of any of these events, we may not realize anticipated productivity improvements or cost efficiencies and may experience interruptions in service and operational difficulties, which could result in quality issues, reputational harm and lost market opportunities. Further, we may not be able to conduct normal business operations and may be required to incur significant expenses in order to resume normal business operations. As a result of these risks, our revenues and results of operations may be materially adversely affected.

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

Due to the sensitive nature of the information contained on our networks, such as students’ grades and financial or other personal information, our networks have been targeted in the past and may be a target in the future by hackers. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. The preventative actions we take to reduce the risk of cyber incidents and protect our information may be insufficient. A user who circumvents security measures could misappropriate personal or proprietary information. See also “Connectivity constraints or technology system breaches and/or disruptions to our computer networks could have a material adverse effect on our ability to attract and retain students and subject us to liability, reputational damage or interrupt the operation of our business” above. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.

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

As of December 31, 2025, the net carrying value of our goodwill and other intangible assets totaled approximately $803 million. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Due to the revaluation of our assets at the time of the leveraged buyout transaction (LBO) and acquisitions we have completed historically, goodwill makes up a significant portion of our total assets. In accordance with generally accepted accounting principles, we periodically review goodwill and indefinite-lived intangibles for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Future reviews of goodwill and indefinite-lived intangibles could result in reductions. Any reduction in net income and operating income resulting from the write down or impairment of goodwill and indefinite-lived intangibles could adversely affect our financial results. If economic or industry conditions deteriorate or if market valuations decline, including with respect to our common stock, we may be required to impair goodwill and indefinite-lived intangibles in future periods.

We are incorporating artificial intelligence technologies into our programs and processes which may present business, compliance and reputational risks.

Recent technological advances in AI and machine-learning technology both present opportunities and pose risks to us. We use AI technologies in our offerings and technological platforms, and we are making investments in expanding the use of AI throughout our business. Other higher education institutions and online educational programs, however, may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively. If we fail to keep pace with rapidly evolving technological developments in AI or other emerging technologies, our competitive position and business results may suffer.

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

A number of our institutions in Mexico and Peru are located in areas that are prone to damage from natural or other disasters and major weather events, which may be substantial and may occur with higher frequency or severity or be less predictable in the future due to the effects of climate change. For example, in 2023, the weather phenomenon known as El Niño returned. Peru and its economy are particularly vulnerable to El Niño, which generally results in an increase in storms, flooding and mudslides. Depending upon the severity of El Niño events and their resulting impact on Peru and its economy, we may experience a range of disruptions, including reductions in enrollment, campus closures and flood-related damage, which could have a material adverse effect on our financial condition and results of operations. In addition, a number of our institutions in

Mexico and Peru are located in areas that are prone to earthquake damage. For example, in 2017, a magnitude 7.1 earthquake struck Mexico, causing a temporary suspension of activities at several UVM and UNITEC campuses that lasted 12 days on average, and we incurred significant direct costs for repairs due to the earthquake. It is possible that one or more of our institutions would be unable to operate for an extended period of time in the event of a hurricane, earthquake, flood, landslide or other disaster that causes substantial damage to the area in which an institution is located. The failure of one or more of our institutions to operate for a substantial period of time could have a material adverse effect on our results of operations. In the event of a major natural or other disaster, we could also experience loss of life of students, faculty members and administrative staff, or liability for damages or injuries.

If we are unable to upgrade our campuses, they may become less attractive to parents and students, and we may fail to grow our business.

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

Doing business on a worldwide basis requires us to comply with the laws and regulations of numerous jurisdictions. These laws and regulations place restrictions on our operations and business practices. In particular, we are subject to the FCPA, which generally prohibits companies and their intermediaries from providing anything of value to foreign officials for the purpose of obtaining or retaining business or securing any improper business advantage, along with various other anti-corruption laws. As a result of doing business in foreign countries and with foreign partners, we are exposed to a heightened risk of violating anti-corruption laws. Although we have implemented policies and procedures designed to ensure that we, our employees and other intermediaries comply with the FCPA and other anti-corruption laws to which we are subject, such policies or procedures may not work effectively all of the time or protect us against liability under the FCPA or other laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire. We cannot assure you that all of our local partners will comply with these laws, in which case we could be held liable for actions taken inside or outside of the United States, even though our partners may not be subject to these laws. Any development of new partnerships and joint venture relationships worldwide would increase the risk of FCPA violations in the future.

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

If we fail to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

As a public company, we are required, among other things, to maintain effective internal controls over financial reporting and disclosure controls and procedures. The process of designing and implementing effective internal controls and disclosure controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environment and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that the measures that we have taken, and that we continue to take, will be sufficient to prevent material weaknesses from occurring. If we fail to establish and maintain effective internal controls, our ability to accurately and timely report our financial results could be adversely affected and may result in a restatement of our annual or interim financial statements, which could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.

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

While the Credit Agreement provides for quarterly compliance with the Consolidated Senior Secured Debt to Consolidated EBITDA Ratio, as defined in the Credit Agreement, as of December 31, 2025, we were not required to comply with this covenant.

We rely on funds from our operating subsidiaries to meet our debt service and other obligations.

We conduct all of our operations through certain of our subsidiaries, and we have no significant assets other than cash of approximately $21 million as of December 31, 2025 held at corporate entities and the capital stock or other control rights of our subsidiaries. As a result, we rely on our operating subsidiaries to pay dividends or to make distributions or other payments to their parent companies. In addition, we rely on intercompany loan repayments and other payments from our operating subsidiaries to meet any existing or future debt service and other obligations, a substantial portion of which are denominated in U.S. dollars. The ability of our operating subsidiaries to pay dividends or to make distributions or other payments to their parent companies or directly to us will depend on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdictions of organization, regulatory requirements, agreements entered into by those operating subsidiaries and the covenants of any existing or future outstanding indebtedness that we or our subsidiaries may incur. Further, because most of our income is generated by our operating subsidiaries in non-U.S. dollar denominated currencies, our ability to service our U.S. dollar denominated debt obligations may be affected by any strengthening of the U.S. dollar compared to the functional currencies of our operating subsidiaries.

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

The amount and frequency of our share repurchases and dividends are affected by a number of factors and may fluctuate.

Although historically we have announced special cash dividend payments and we have currently adopted a share repurchase program, we are not obligated to pay cash dividends or to repurchase a specified number or dollar value of shares under our share repurchase program or at all. The level of dividends and amount, timing, and purchases under our share repurchase program, if any, are influenced by many factors and may fluctuate based on our operating results, cash flows, and priorities for the use of cash, the market price of our common stock, and, with respect to share repurchases, our possession of potentially material nonpublic information. In addition, we cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term shareholder value.

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

Stockholders who sell, exchange, or otherwise dispose of Company shares may be subject to Peruvian tax at a rate of 30% on their gain realized in such transaction determined under certain Peruvian valuation rules regardless of whether the transaction is taxable for non-Peruvian purposes. In determining the amount of such gain subject to such tax, the gain is first multiplied by the percentage of the Company’s value that is represented by its Peruvian business determined under certain Peruvian valuation rules (the “Peru Ratio”). This tax applies if the value of stock determined under certain Peruvian valuation rules (calculated in PEN) transferred multiplied by the Peru Ratio exceeds approximately $65 million applying the PEN/USD exchange rate at December 31, 2025 (the “Threshold”). The Threshold is calculated in PEN and changes with currency exchange rates. For purposes of determining whether the Threshold has been exceeded by any holder, all transfers made by such holder over any 12-month period are aggregated. For purposes of determining whether any tax is owed, the holder must have their basis “certified” by the Peruvian tax authorities in advance of such transaction. If the holder exceeds the Threshold and does not obtain a tax basis certificate before the transaction, the holder’s tax basis in the shares will be considered zero for Peruvian tax purposes. We advise current and future holders, who currently have or intend to own or trade in significant volumes of our common stock, to seek the advice of their own advisors with knowledge of the matters described above.

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

Systems and process monitoring are essential components of our cybersecurity risk management and information security programs. Management utilizes industry standard tools and procedures to monitor the information security of systems, networks and information assets, regardless of geographic location, and has implemented key policies and procedures, including but not limited to cybersecurity threat detection and analysis, a defined framework for materiality determinations and a reporting-up process to support timely disclosure of a material event, if required. In addition, management has defined key roles and responsibilities within our organization to handle material cybersecurity incidents. A comprehensive incident response plan is utilized for any threat activities identified, including timely containment, analysis, remediation, and communication, and is also applicable to third parties with access to our information systems or assets. We have implemented security programs, such as mandatory cybersecurity awareness training for all our employees, simulated phishing emails and tabletop exercises, that are strategically designed and continuously updated to address evolving cybersecurity threats and latest industry trends. These programs, which are held multiple times a year, allow our employees to both identify and address material cybersecurity incidents, utilizing our comprehensive incident response plan.

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

Because we are aware of the risks associated with third-party service providers, we have implemented processes to oversee and manage these risks, including risk-based security assessments of third-party providers prior to engagement. In addition, cybersecurity program maturity of such third parties, including incident response and disclosure, is also evaluated.

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

Our management team is responsible for the day-to-day operations of the cybersecurity program. Our CISO (who also serves as our Chief Information Officer) leads our information security organization and has primary responsibility for information security strategy, policy, managing our cybersecurity threat detection and response plan, and assessing and managing material risks from cybersecurity threats. With over 25 years of experience in information security, IT infrastructure and cybersecurity and with several industry certifications such as the Certified Chief Information Security Officer certification, our CISO brings a wealth of expertise to the role. Our CISO oversees our cybersecurity governance programs, monitors and assesses cybersecurity threats, monitor compliance with industry best practices and standards, and leads our ongoing employee cybersecurity training and awareness program.

Item 2. Properties

Laureate is headquartered in Miami, Florida. The following table summarizes the Company's properties by segment as of December 31, 2025:

Segment	Square feet leased space	Square feet owned space	Total square feet
Mexico	23,893,498	7,690,903	31,584,401
Peru	678,636	5,863,858	6,542,494
Corporate (including headquarters)	3,885	—	3,885
Total	24,576,019	13,554,761	38,130,780

Our Mexico and Peru segments lease or own various sites that may include a local headquarters and all or some of the facilities of a campus or location. Some of our owned facilities are subject to mortgages.

Item 3. Legal Proceedings

For a description of our material pending legal proceedings, see Note 10, Commitments and Contingencies, in our consolidated financial statements included elsewhere in this Form 10-K, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq under the symbol “LAUR.”

Holders of Record

There were 53 holders of record of our common stock as of January 31, 2026. The number of beneficial owners of our common stock is substantially greater than the number of record holders because substantially all of our common stock is held in “street name” by banks and brokers.

Dividend Policy

We currently do not anticipate paying any ordinary cash dividends on our common stock in the foreseeable future; however, the Company may consider extraordinary dividend(s) as part of an overall strategy to return capital to shareholders. Notwithstanding any such actions, we expect to retain our future earnings, if any, for use in the operation of our business and to repurchase shares of our common stock. The terms of our Credit Agreement limit our ability to pay cash dividends in certain circumstances. Furthermore, if we are in default under our Credit Agreement, our ability to pay cash dividends will be limited in the absence of a waiver of that default or an amendment to such agreement. In addition, our ability to pay cash dividends on shares of our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries. For more information on our Credit Agreement, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8, Debt, in our consolidated financial statements included elsewhere in this Form 10-K. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our Board of Directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board of Directors.

Stock Performance Graph

The following graph compares the cumulative total return of our common stock, an industry peer group index, and the Nasdaq Composite Index from December 31, 2020 through December 31, 2025. We believe that our industry peer group represents the majority of the market value of publicly traded companies whose primary business is post-secondary education. The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 investment on December 31, 2020 in either our common stock, the companies in our industry peer group, or the Nasdaq Composite Index. Data for the Nasdaq Composite Index and our peer group assume reinvestment of dividends.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides a summary of the Company’s purchases of its common stock during the fourth quarter of the fiscal year ended December 31, 2025:

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares yet to be purchased under the plans or programs (in thousands)(1)
10/1/25 - 10/31/25	—	$—	—	$177,391
11/1/25 - 11/30/25	2,655	$30.39	2,655	$96,711
12/1/25 - 12/31/25	2,029	$32.43	2,029	$30,905
Total	4,684	$31.27	4,684	$30,905
(1) On September 13, 2024, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $100 million of the Company’s common stock. On October 30, 2025, the Company announced that its Board of Directors had approved a $150 million increase to the authorization for the Company’s stock repurchase program. As of December 31, 2025, the dollar value of shares yet to be repurchased under this stock repurchase program was $30.9 million. On February 19, 2026, the Company announced that its Board of Directors had approved an additional $150 million increase to the existing authorization for the Company’s stock repurchase program. After giving effect to this new authorization and taking into account the cumulative repurchases through December 31, 2025, the Company may repurchase up to $180.9 million of its common stock under its stock repurchase program, which has no fixed expiration date. The Company’s repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Exchange Act. Repurchases may also be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s Board of Directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program at any time.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations with the audited historical consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Item 1A. Risk Factors” section of this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking Statements” on page 2 of this Form 10-K.

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

Overview

Our Business

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. Collectively, we have approximately 497,700 students enrolled at five institutions in these two countries. We believe that the higher education markets in Mexico and Peru present an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in those markets. We believe that the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education, creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy. We have two reportable segments as described below. We group our institutions by geography in Mexico and Peru for reporting purposes.

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

The following information for our reportable segments is presented as of December 31, 2025:

	Institutions	Enrollment	2025 Revenues (in millions)(1)	% Contribution to 2025 YTD Revenues
Mexico	2	269,400	$877.4	52%
Peru	3	228,300	824.4	48%
Total (1)	5	497,700	$1,701.9	100%
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

price controls and foreign currency exchange restrictions; potential economic and political instability in both countries in which we operate; expropriation of assets by local governments; key political elections and changes in government policies; subsequent changes to laws and regulatory regimes; multiple and possibly overlapping and conflicting tax laws; and compliance with a wide variety of foreign laws. See “Item 1A—Risk Factors—Risks Relating to Our Business—We operate a portfolio of degree-granting higher education institutions in Mexico and Peru and are subject to complex business, economic, legal, political, tax and foreign currency risks, which risks may be difficult to adequately address.” We plan to grow our operations organically by: 1) adding new programs and course offerings; 2) expanding target student demographics; and 3) increasing capacity at existing and new campus locations. Our success in growing our business will depend on the ability to anticipate and effectively manage these and other risks related to operating in various countries. See “Item IA—Risk Factors—Risks Relating to Our Business—If we do not effectively manage our growth and business, our results of operations may be materially adversely affected.”
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

Principal Components of Income Statement

Revenues

The majority of our revenue is derived from tuition revenue from enrolled students. The amount of tuition generated in a given period depends on the price per credit hour and the total credit hours or price per program taken by the enrolled student population. The price per credit hour varies by program, by market and by degree level. Additionally, varying levels of discounts and scholarships are offered depending on market-specific dynamics and individual achievements of our students. Revenues are recognized net of scholarships and other discounts, refunds and waivers. In addition to tuition revenues, we generate other revenues from student fees, short courses, and other education-related activities. These other revenues are less material to our overall financial results and have a tendency to trend with tuition revenues. The main drivers of changes in revenues between periods are student enrollment and price. We continually monitor market conditions and carefully adjust our tuition rates to meet local demand levels. We proactively seek the best price and content combinations to remain competitive in all the markets in which we operate.

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

Factors Affecting Comparability

Foreign Exchange

While the USD is our reporting currency, our institutions are located in Mexico and Peru and operate in other functional currencies, namely the Mexican peso and Peruvian nuevo sol. We monitor the impact of foreign currency movements and the correlation between the local currency and the USD. Our revenues and expenses are generally denominated in local currency. The principal foreign exchange exposure is the risk related to the translation of revenues and expenses incurred in each country from the local currency into USD. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our reported revenues and earnings may be negatively affected by the strengthening of the U.S. dollar and currency exchange rates.” In order to provide a framework for assessing how our business performed excluding the effects of foreign currency fluctuations, we present organic constant currency in our segment results, which is calculated using the change from prior-year average foreign exchange rates to current-year average foreign exchange rates, as applied to local-currency operating results for the current year, and then excludes the impact of any acquisitions and divestitures.

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

Many countries have enacted legislation and adopted policies to implement the global minimum tax resulting from the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting project. Significant details and guidance around compliance with the global minimum tax are still pending. For countries that have enacted the global minimum tax, such taxes generally became effective for the Company beginning in 2024, with filing requirements expected to begin in 2026. Income tax expense could be adversely affected as the legislation becomes effective in countries in which we do business. We continue to monitor pending legislation and implementation by individual countries in which we operate, and we do not expect the global minimum tax provisions to have a material impact on our results of operations, financial position or cash flows.

Results of Operations

The following discussion of the results of our operations is organized as follows:

•Summary Comparison of Consolidated Results;
•Non-GAAP Financial Measure; and
•Segment Results.

Summary Comparison of Consolidated Results

Comparison of Consolidated Results for the Years Ended December 31, 2025, 2024 and 2023

				% Change
				Better/(Worse)
(in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Revenues	$1,701.9	$1,566.6	$1,484.3	9%	6%
Direct costs	1,219.8	1,146.9	1,089.8	(6)%	(5)%
General and administrative expenses	51.1	45.8	52.6	(12)%	13%
Loss on impairment of assets	—	—	3.1	nm	100%
Operating income	431.1	374.0	338.8	15%	10%
Interest expense, net of interest income	(3.6)	(10.0)	(11.9)	64%	16%
Other non-operating (expense) income	(26.6)	50.5	(72.5)	(153)%	170%
Income from continuing operations before income taxes and equity in net income of affiliates	400.9	414.5	254.5	(3)%	63%
Income tax expense	(117.3)	(119.0)	(137.6)	1%	14%
Equity in net income of affiliates, net of tax	0.2	0.2	0.2	—%	—%
Income from continuing operations	283.8	295.7	117.0	(4)%	153%
(Loss) income from discontinued operations, net of tax	—	0.7	(9.8)	(100)%	107%
Net income	283.8	296.4	107.3	(4)%	176%
Net (income) loss attributable to noncontrolling interests	(2.2)	0.1	0.3	nm	67%
Net income attributable to Laureate Education, Inc.	$281.6	$296.5	$107.6	(5)%	176%
nm - percentage changes not meaningful

Comparison of Consolidated Results for the Year Ended December 31, 2025 to the Year Ended December 31, 2024

Revenues increased by $135.3 million to $1,701.9 million for 2025 from $1,566.6 million for 2024. The increase was attributable to: (1) higher average total organic enrollment at our institutions, which increased revenues by $92.4 million compared to 2024; (2) the effect of changes in tuition rates and enrollments in programs at varying price points (“product mix”), pricing and timing, which increased revenues by $40.5 million compared to 2024; and (3) the net effect of changes in foreign currency exchange rates, which increased revenues by $2.5 million. This net effect was the result of an increase in revenues of $45.4 million caused by the strengthening of the Peruvian nuevo sol against the USD compared to 2024, almost entirely offset by a decrease in revenues of $42.9 million caused by the weakening of the Mexican peso against the USD compared to 2024. These increases were partially offset by changes in Other Corporate and Eliminations which accounted for a decrease in revenues of $0.1 million.

Direct costs and general and administrative expenses combined increased by $78.2 million to $1,270.9 million for 2025 from $1,192.7 million for 2024. This increase in direct costs was driven by the effect of operational changes, which increased direct costs by $85.4 million compared to 2024, mostly attributable to the effect of higher enrollments at our institutions. This increase was partially offset by the net effect of changes in foreign currency exchange rates which decreased costs by $6.4 million. This net effect was the result of a decrease in costs of $33.3 million caused by the weakening of the Mexican peso against the USD compared to 2024, partially offset by an increase in costs of $26.9 million caused by the strengthening of the Peruvian nuevo sol against the USD compared to 2024. Additionally, other Corporate expenses decreased by $0.8 million.

Operating income increased by $57.1 million to $431.1 million for 2025 from $374.0 million for 2024. This increase was primarily a result of higher operating income at our Mexico and Peru segments as compared to 2024.

Interest expense, net of interest income decreased by $6.4 million to $3.6 million for 2025 from $10.0 million for 2024. The decrease in interest expense was primarily attributable to lower average debt balances compared to 2024.

Other non-operating (expense) income changed by $77.1 million to an expense of $(26.6) million for 2025 from income of $50.5 million for 2024. This change in other non-operating (expense) income was primarily attributable to a loss on foreign currency exchange for 2025 compared to a gain for 2024 for a change of $85.2 million, mainly related to intercompany loan arrangements. This change was partially offset by: (1) an increase in other income of $6.8 million compared to 2024 due to the settlement of an insurance claim for business interruption events that occurred in 2019 and early 2020 at an operation that we have subsequently divested; and (2) a $1.3 million change in loss on disposal of subsidiaries attributable to the release of accumulated foreign currency translation balances upon the liquidation of certain subsidiaries in 2024.

Income tax expense decreased by $1.7 million to $117.3 million for 2025 from $119.0 million for 2024. The decrease is the net effect of a higher year-over-year discrete tax benefit recorded in 2025 related to the release of a legacy tax liability, mostly offset by higher taxable income during 2025 as compared to 2024, particularly in Peru.

Comparison of Consolidated Results for the Year Ended December 31, 2024 to the Year Ended December 31, 2023

Revenues increased by $82.3 million to $1,566.6 million for 2024 from $1,484.3 million for 2023. This increase was attributable to higher average total organic enrollment at our institutions, which increased revenues by $73.6 million compared to 2023. In addition, the effect of changes in product mix, pricing and timing increased revenues by $34.8 million compared to 2023. These increases in revenues were partially offset by the effect of a net change in foreign currency exchange rates, which decreased revenues by $26.3 million, mainly driven by the weakening of the Mexican peso against the USD compared to 2023. Other Corporate and Eliminations changes accounted for an increase in revenues of $0.2 million.

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

Other non-operating income (expense) changed by $123.0 million to an income of $50.5 million for 2024 from an expense of $(72.5) million for 2023. This change in other non-operating income was attributable to a gain on foreign currency exchange for 2024 compared to a loss for 2023 for a change of $126.4 million, mainly related to intercompany loan arrangements. Additionally, other income was higher by $1.5 million compared to 2023. These increases in non-operating income were partially offset by a loss on disposal of subsidiaries for 2024 compared to a gain for 2023 for a change of $4.9 million, primarily attributable to the release of accumulated foreign currency translation balances upon the liquidation of certain subsidiaries.

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

The following table presents Adjusted EBITDA and reconciles Net income to Adjusted EBITDA for the years ended December 31, 2025, 2024 and 2023:

				% Change
				Better/(Worse)
(in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net income	$283.8	$296.4	$107.3	(4)%	176%
Plus:
Loss (income) from discontinued operations, net of tax	—	(0.7)	9.8	100%	(107)%
Income from continuing operations	283.8	295.7	117.0	(4)%	153%
Plus:
Equity in net income of affiliates, net of tax	(0.2)	(0.2)	(0.2)	—%	—%
Income tax expense	117.3	119.0	137.6	1%	14%
Income from continuing operations before income taxes and equity in net income of affiliates	400.9	414.5	254.5	(3)%	63%
Plus:
Loss (gain) on disposal of subsidiaries, net	—	1.3	(3.6)	100%	(136)%
Foreign currency exchange loss (gain), net	34.6	(50.7)	75.7	(168)%	167%
Other (income) expense, net	(7.9)	(1.2)	0.3	nm	nm
Interest expense	10.7	18.1	21.0	41%	14%
Interest income	(7.1)	(8.1)	(9.1)	(12)%	(11)%
Operating income	431.1	374.0	338.8	15%	10%
Plus:
Depreciation and amortization	74.5	68.2	69.6	(9)%	2%
EBITDA	505.6	442.2	408.4	14%	8%
Plus:
Share-based compensation expense (a)	13.3	7.8	7.1	(71)%	(10)%
Loss on impairment of assets (b)	—	—	3.1	nm	100%
Adjusted EBITDA	$518.9	$450.1	$418.6	15%	8%
nm - percentage changes not meaningful

(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”
(b) Represents non-cash charges related to impairments of long-lived assets.

Comparison of Share-based Compensation Expense for the for the Years Ended December 31, 2025 and 2024

Share-based compensation expense increased by $5.5 million to $13.3 million for 2025 from $7.8 million for 2024, which was primarily driven by executive retention awards of restricted stock units that were granted in May 2024 and January 2025 as well as increased expense related to performance-based awards.

Comparison of Depreciation and Amortization for the Years Ended December 31, 2025 and 2024

Depreciation and amortization increased by $6.3 million to $74.5 million for 2025 from $68.2 million for 2024, which was primarily attributable to equipment purchases and campus improvements in Mexico that resulted in a higher depreciable asset base compared to 2024.

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

The following tables, derived from our consolidated financial statements included elsewhere in this Form 10-K, present selected financial information of our reportable segments:

(in millions)				% Change
				Better/(Worse)
For the year ended December 31,	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Revenues:
Mexico	$877.4	$841.2	$782.6	4%	7%
Peru	824.4	725.2	701.7	14%	3%
Corporate	0.1	0.2	—	(50)%	nm
Consolidated Total Revenues	$1,701.9	$1,566.6	$1,484.3	9%	6%

Adjusted EBITDA:
Mexico	$229.4	$206.5	$177.0	11%	17%
Peru	328.6	283.4	286.9	16%	(1)%
Corporate	(39.1)	(39.8)	(45.2)	2%	12%
Consolidated Total Adjusted EBITDA	$518.9	$450.1	$418.6	15%	8%
nm - percentage change not meaningful

Mexico

Financial Overview
Comparison of Mexico Results for the Year Ended December 31, 2025 to the Year Ended December 31, 2024

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2024	$841.2	$634.7	$206.5
Organic enrollment (1)	49.6
Product mix, pricing and timing (1)	29.5
Organic constant currency	79.1	44.6	34.5
Foreign exchange	(42.9)	(31.3)	(11.6)
December 31, 2025	$877.4	$648.0	$229.4
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $36.2 million, a 4% increase from 2024.
•On an organic constant currency basis, revenue increased by 9% compared to 2024.
•Revenues from our Mexico segment represented 52% of our consolidated total revenues for 2025 compared to 54% for 2024.

Adjusted EBITDA increased by $22.9 million, an 11% increase from 2024.
•On an organic constant currency basis, Adjusted EBITDA increased by 17% compared to 2024, primarily driven by revenue growth and productivity gains.

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
•On an organic constant currency basis, revenue increased by 10% compared to 2023.
•Revenues from our Mexico segment represented 54% of our consolidated total revenues for 2024 compared to 53% for 2023.

Adjusted EBITDA increased by $29.5 million, a 17% increase from 2023.
•On an organic constant currency basis, Adjusted EBITDA increased by 19% compared to 2023, primarily driven by higher revenues.

Peru

Financial Overview
Comparison of Peru Results for the Year Ended December 31, 2025 to the Year Ended December 31, 2024

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
December 31, 2024	$725.2	$441.8	$283.4
Organic enrollment (1)	42.8
Product mix, pricing and timing (1)	11.0
Organic constant currency	53.8	28.6	25.2
Foreign exchange	45.4	25.4	20.0
December 31, 2025	$824.4	$495.8	$328.6
(1) Organic enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Organic constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $99.2 million, a 14% increase from 2024.
•On an organic constant currency basis, revenue increased by 7% compared to 2024.
•Revenues from our Peru segment represented 48% of our consolidated total revenues for 2025 compared to 46% for 2024.

Adjusted EBITDA increased by $45.2 million, a 16% increase from 2024.
•On an organic constant currency basis, Adjusted EBITDA increased by 9% compared to 2024, primarily driven by higher revenues.

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
•On an organic constant currency basis, revenue increased by 4% compared to 2023.
•Revenues from our Peru segment represented 46% of our consolidated total revenues for 2024 compared to 47% for 2023.

Adjusted EBITDA decreased by $3.5 million, a 1% decrease from 2023.
•On an organic constant currency basis, Adjusted EBITDA decreased by 1% compared to 2023, primarily due to higher marketing and bad debt expenses.

Corporate

Corporate revenues primarily represent miscellaneous other revenues, net of the elimination of intersegment revenues.

Operating results for Corporate for the years ended December 31, 2025, 2024 and 2023 were as follows:

				% Change
				Better/(Worse)
(in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Revenues	$0.1	$0.2	$—	(50)%	nm
Expenses	39.2	40.0	45.2	2%	12%
Adjusted EBITDA	$(39.1)	$(39.8)	$(45.2)	2%	12%
nm - percentage change not meaningful

Comparison of Corporate Results for the Year Ended December 31, 2025 to the Year Ended December 31, 2024

Adjusted EBITDA increased by $0.7 million, a 2% increase from 2024, mainly driven by a decrease in operating expenses.

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

As of December 31, 2025, our cash and cash equivalents were $146.7 million. Our cash accounts are maintained with high-quality financial institutions. The Company also maintains a revolving credit facility (the "Senior Secured Credit Facility") with a syndicate of financial institutions as a source of liquidity. The Senior Secured Credit Facility, pursuant to the Third Amended and Restated Credit Agreement, dated as of October 7, 2019 (the “Credit Agreement”, as amended by the First Amendment, dated as of July 20, 2020, the Second Amendment, dated as of December 23, 2022, and, as further amended by the Third Amendment, dated as of September 18, 2023, the “Amended Credit Agreement”), provides for borrowings of $155.0 million of revolving credit loans maturing in September 2028 (the “Revolving Credit Facility”). As a subfacility under the Revolving Credit Facility, the Amended Credit Agreement provides for letter of credit commitments in the aggregate amount of $10.0 million. From time to time, we draw down on the Revolving Credit Facility, and, in accordance with the terms of the credit agreement, any proceeds drawn on the Revolving Credit Facility may be used for general corporate purposes. As of December 31, 2025, the Company had no outstanding balance borrowed under the Revolving Credit Facility. In addition to the Revolving Credit Facility, our subsidiaries had approximately $64.7 million of available borrowing capacity under lines of credit and short-term borrowing arrangements as of December 31, 2025.

If certain conditions are satisfied, the Amended Credit Agreement also provides for incremental revolving and term loan facilities, at the request of the Company and subject to lender approval, not to exceed (i) the greater of (a) $172.5 million and (b) 50% of the Company's Consolidated EBITDA, plus (ii) additional amounts so long as both immediately before and after giving effect to such incremental facilities the Company’s Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, on a pro forma basis, does not exceed 2.25 to 1.00, plus, (iii) the aggregate amounts of any voluntary repayments of term loans, if any, and aggregate amount of voluntary repayments of revolving credit facilities that are accompanied by a corresponding termination or reduction of revolving credit commitments.

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $5.4 million and $6.5 million as of December 31, 2025 and 2024, respectively. Restricted cash consists of cash equivalents held as assets for a supplemental employment retention agreement for a former executive.

Indefinite Reinvestment of Historical Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As of December 31, 2025, $130.4 million of our total $146.7 million of cash and cash equivalents were held by foreign subsidiaries. As of December 31, 2024, $80.1 million of our total $91.4 million of cash and cash equivalents were held by foreign subsidiaries. As part of our business strategies, we have determined that the undistributed historical earnings of our foreign operations for which we have not already recorded taxes will be deemed indefinitely reinvested outside of the United States.

Liquidity Requirements

Our liquidity requirements include: funding for debt service (including finance leases); operating lease obligations; payments of deferred compensation; working capital; operating expenses; capital expenditures; stock repurchases; business development activities; and payments of other third-party obligations.

Debt

As of December 31, 2025, our debt obligations consisted of lines of credit and short-term borrowing arrangements of subsidiaries and notes payable, which totaled $65.6 million. In addition, our finance lease obligations were $63.5 million.

Senior Secured Credit Facility

As of December 31, 2025 and 2024, there was no balance outstanding under our Senior Secured Credit Facility.

Other Debt

Other debt includes lines of credit and short-term borrowing arrangements of subsidiaries and notes payable, the significant components of which are described below.

As of December 31, 2025 and 2024, the aggregate outstanding balances on our lines of credit were $43.3 million and $30.0 million, respectively.

One of our subsidiaries in Mexico holds an unsecured term loan which was scheduled to mature in June 2024. During the second quarter of 2024, we entered into a loan modification, which extended the maturity of the loan to June 2029. The loan carries a variable interest rate, plus an applicable margin, which is established based on the ratio of debt to EBITDA, as defined in the agreement (8.85% as of December 31, 2025). Under the loan modification agreement, the current quarterly payments on the loan total MXN $4.3 million ($0.2 million at December 31, 2025) and increase over the remaining term of the loan to MXN $23.4 million ($1.3 million at December 31, 2025), with a balloon payment of MXN 170.0 million ($9.5 million at December 31, 2025) due at maturity. As of December 31, 2025 and 2024, the outstanding balance of this loan was $22.3 million and $20.8 million, respectively.

Covenants

The Amended Credit Agreement provides that, solely with respect to the Revolving Credit Facility, the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, to exceed 3 as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The Amended Credit Agreement also provides that if less than 25% of the Revolving Credit Facility is utilized as of that date, then such financial covenant shall not apply. As of December 31, 2025, this condition was satisfied and, therefore, we were not subject to the leverage ratio. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of December 31, 2025.

Leases

We conduct a significant portion of our operations from leased facilities, including many of our higher education facilities and other office locations. As discussed in Note 9, Leases, in our consolidated financial statements included elsewhere in this Form 10-K, we have significant operating lease liabilities recorded related to our leased facilities, which will require future cash payments. As of December 31, 2025 and 2024, the present value of operating lease liabilities was $387.8 million and $327.1 million, respectively. Based on the operating leases outstanding at December 31, 2025, $98.8 million of minimum lease payments will be required during 2026. In addition, we had finance lease obligations of $63.5 million and $48.4 million as of December 31, 2025 and 2024, respectively.

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

Our total capital expenditures, excluding receipts from the sale of subsidiaries and property and equipment, were $103.0 million, $71.9 million and $56.5 million during 2025, 2024 and 2023, respectively. The 43% increase in capital expenditures for 2025 compared to 2024 was primarily driven by the purchase of land and construction costs for new campuses in Peru as well as an increase in equipment purchases and campus improvements in Mexico. The 27% increase in capital expenditures for 2024 compared to 2023 was primarily due to the purchase of a parcel of land and a new campus construction project that began in 2024, combined with higher spending in Mexico for campus consolidation related to the implementation of a real estate optimization plan.

Stock Repurchase Program

On September 13, 2024, the Company announced that its Board of Directors had approved a new stock repurchase program to acquire up to $100 million of the Company’s common stock. On October 30, 2025, the Company announced that its Board of Directors had approved a $150 million increase to the authorization for the Company’s stock repurchase program. As of December 31, 2025, the dollar value of shares yet to be repurchased under this stock repurchase program was $30.9 million. On February 19, 2026, the Company announced that its Board of Directors had approved an additional $150 million increase to the existing authorization for the Company’s stock repurchase program. After giving effect to this new authorization and taking into account the cumulative repurchases through December 31, 2025, the Company may repurchase up to $180.9 million of its common stock under its stock repurchase program, which has no fixed expiration date.

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

The following table summarizes our cash flows from operating, investing, and financing activities for each of the past three fiscal years:

(in millions)	2025	2024	2023
Cash provided by (used in):
Operating activities	$366.2	$232.7	$250.8
Investing activities	(102.6)	(57.5)	(51.9)
Financing activities	(222.5)	(166.9)	(201.9)
Effects of exchange rate changes on cash	12.9	(7.5)	6.6
Change in cash included in current assets held for sale	0.3	0.3	(0.5)
Net change in cash and cash equivalents and restricted cash	$54.2	$1.0	$3.1

Comparison of Cash Flows for the Year Ended December 31, 2025 to the Year Ended December 31, 2024

Operating activities
Cash provided by operating activities increased by $133.5 million to $366.2 million for 2025, compared to $232.7 million for 2024. This increase in operating cash flows was attributable to: (1) higher operating income combined with the net effect of changes in operating assets and liabilities increased operating cash flows by $94.5 million compared to 2024; (2) lower cash paid for taxes of $31.4 million, from $194.8 million in 2024 to $163.4 million in 2025, which was primarily driven by taxes paid during 2024 as a result of the distribution of certain intercompany loans; and (3) lower cash paid for interest of $7.6 million, from $16.6 million in 2024 to $9.0 million in 2025, mostly due to lower average debt balances in 2025 compared to 2024.

Investing activities

Cash used in investing activities increased by $45.1 million to $(102.6) million for 2025 from $(57.5) million for 2024. This increase in investing cash outflows was primarily attributable to: (1) higher capital expenditures of $31.1 million compared to 2024, mainly driven by the purchase of land and construction costs for new campuses in 2025, and (2) a $17.7 million decrease in receipts from the sale of property and equipment in 2025 compared to 2024, primarily related to the sale of certain real estate in the United States and Mexico during 2024. This increase was partially offset by a $3.7 million year-over-year change in investing cash flows due to run-out activity from previously sold discontinued operations, primarily related to a payment made in 2024 to settle an indemnification claim in connection with the 2021 sale of the Walden Group.

Financing activities

Cash used in financing activities increased by $55.6 million to $(222.5) million for 2025 from $(166.9) million for 2024. This increase in financing cash outflows was primarily attributable to an increase in common stock repurchases of $113.1 million during 2025. This increase was partially offset by $57.5 million of lower net payments of long-term debt during 2025 as compared to 2024.

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

Investing activities

Cash used in investing activities increased by $5.6 million to $(57.5) million for 2024 from $(51.9) million in 2023. This increase in investing cash outflows was primarily attributable to higher capital expenditures of $15.4 million compared to 2023, mainly driven by the purchase of land and construction costs for a new campus in 2024. In addition, the year-over-year change in cash flows related to run-out activity from previously sold discontinued operations decreased investing cash flows by $7.9 million to a cash outflow of $(3.6) million for 2024 from a cash inflow of $4.3 million for 2023, which was primarily driven by a payment in 2024 to settle an indemnification claim in connection with the 2021 sale of the Walden Group, combined with the year-over-year effect of the collection of an earnout receivable in 2023 related to the 2021 sale of our Brazilian operations. These increases in investing cash outflows were partially offset by higher cash proceeds from the sale of property and equipment of $17.7 million, which was primarily related to the sale of certain real estate in the United States and Mexico during 2024.

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

Under this guidance, the Company continues to have the option of first performing a qualitative goodwill impairment assessment (i.e., step zero) in order to determine if a quantitative impairment test is necessary. A reporting unit is defined as a component of an operating segment for which discrete financial information is available and regularly reviewed by management of the segment. Based on the qualitative assessment, if we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is not required.

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

Indefinite Reinvestment of Historical Foreign Earnings

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

Revenue Recognition

Our revenues primarily consist of tuition revenues from enrolled students. We also generate other revenues from student fees, short courses, and other education-related activities. These other revenues are less material to our overall financial results and have a tendency to trend with tuition revenues. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. These revenues are recognized net of scholarships and other discounts, refunds and waivers. For further description, see also Note 3, Revenue, in our consolidated financial statements included elsewhere in this Form 10-K.
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

Share-Based Compensation

We have granted performance-based restricted stock units for which the vesting is based on our annual performance metrics. For interim periods, we use our year-to-date actual results, financial forecasts, and other available information to estimate the probability of the award vesting based on the performance metrics. The related compensation expense recognized is affected by our estimates of the vesting probability of these performance awards. See Note 11, Share-based Compensation and Equity, in our consolidated financial statements included elsewhere in this Form 10-K for further discussion of these arrangements.

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

Interest Rate Risk

We are subject to risk from fluctuations in interest rates, primarily relating to our Senior Secured Credit Facility and certain local debt, which bear interest at variable rates. As of December 31, 2025, there was no outstanding balance under our Senior Secured Credit Facility. Based on our outstanding variable-rate debt as of December 31, 2025, an increase of 100 basis points in our weighted-average interest rate would result in an increase in interest expense of $0.2 million on an annual basis.

Foreign Currency Exchange Risk

We use the USD as our reporting currency. We derived substantially all of our revenues outside of the United States for the year ended December 31, 2025. Our business is transacted through international and domestic subsidiaries, generally in the local currency, which is considered the functional currency for that subsidiary.

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

For the year ended December 31, 2025, a hypothetical 10% adverse change in average annual foreign currency exchange rates would have decreased Revenues, Operating income and Adjusted EBITDA by approximately $170.2 million, $49.7 million and $57.3 million, respectively. We monitor the impact of foreign currency movements related to differences between our subsidiaries' local currencies and the USD.

Item 8. Financial Statements and Supplementary Data

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP (PCAOB No. 238), an independent registered public accounting firm, as stated in their report which appears herein.

Date: February 19, 2026

/s/ EILIF SERCK-HANSSEN
Eilif Serck-Hanssen
President and Chief Executive Officer

/s/ RICHARD M. BUSKIRK
Richard M. Buskirk
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Laureate Education, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Laureate Education, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue recognition

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s revenue was $1,701.9 million for the year ended December 31, 2025. The Company’s revenues primarily consist of tuition revenues. Other revenues, such as revenues from student fees, short courses, and other education-related activities, are less material to the overall financial results and have a tendency to trend with tuition revenues. Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration that management expects to be entitled to in exchange for those goods or services. These revenues are recognized net of scholarships and other discounts, refunds and waivers.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) testing the completeness, accuracy, and occurrence of revenue recognized for samples of revenue transactions by obtaining and inspecting source documents, such as student contracts and registration, transcripts, the universities’ academic calendar and academic catalogue, and subsequent cash receipts, where applicable; (ii) testing samples of outstanding student balances as of December 31, 2025 by obtaining and inspecting subsequent cash receipts and for balances not paid, obtaining and inspecting source documents, such as student contracts and registration and transcripts, where applicable; and (iii) testing deferred revenue, on a sample basis, by obtaining and inspecting source documents, such as student contracts and registration and the academic calendar, where applicable.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
February 19, 2026

We have served as the Company’s auditor since 2007, which includes periods before the Company became subject to SEC reporting requirements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the years ended December 31,	2025	2024	2023

Revenues	$1,701,930	$1,566,642	$1,484,288
Costs and expenses:
Direct costs	1,219,754	1,146,883	1,089,781
General and administrative expenses	51,074	45,776	52,612
Loss on impairment of assets	—	—	3,073
Operating income	431,102	373,983	338,822
Interest income	7,103	8,058	9,085
Interest expense	(10,661)	(18,102)	(20,986)
Other income (expense), net	7,936	1,222	(325)
Foreign currency exchange (loss) gain, net	(34,571)	50,658	(75,702)
(Loss) gain on disposals of subsidiaries, net	—	(1,304)	3,567
Loss on debt extinguishment	—	(31)	—
Income from continuing operations before income taxes and equity in net income of affiliates	400,909	414,484	254,461
Income tax expense	(117,310)	(118,979)	(137,603)
Equity in net income of affiliates, net of tax	217	237	171
Income from continuing operations	283,816	295,742	117,029
(Loss) income from discontinued operations, net of tax benefit (expense) of $0, $0 and $508, respectively	(32)	654	(9,762)
Net income	283,784	296,396	107,267
Net (income) loss attributable to noncontrolling interests	(2,154)	78	323
Net income attributable to Laureate Education, Inc.	$281,630	$296,474	$107,590

Basic earnings per share:
Income from continuing operations	$1.91	$1.93	$0.75
(Loss) income from discontinued operations	—	—	(0.06)
Basic earnings per share	$1.91	$1.93	$0.69
Diluted earnings per share:
Income from continuing operations	$1.89	$1.92	$0.74
(Loss) income from discontinued operations	—	—	(0.06)
Diluted earnings per share	$1.89	$1.92	$0.68
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the years ended December 31,	2025	2024	2023

Net income	$283,784	$296,396	$107,267
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for all years	158,090	(189,647)	170,201
Minimum pension liability adjustment, net of tax of $129, $270 and $206, respectively	(868)	(416)	82
Total other comprehensive income (loss)	157,222	(190,063)	170,283
Comprehensive income	441,006	106,333	277,550
Net comprehensive (income) loss attributable to noncontrolling interests	(2,150)	75	320
Comprehensive income attributable to Laureate Education, Inc.	$438,856	$106,408	$277,870
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$146,703	$91,350
Restricted cash	5,372	6,504
Receivables:
Accounts and notes receivable	244,070	189,124
Other receivables	15,735	3,190
Allowance for doubtful accounts	(125,056)	(100,527)
Receivables, net	134,749	91,787
Income tax receivable	2,568	7,086
Prepaid expenses and other current assets	28,956	30,020
Current assets held for sale	—	564
Total current assets	318,348	227,311
Property and equipment:
Land	162,595	127,413
Buildings	397,102	347,522
Furniture, equipment and software	596,546	504,648
Leasehold improvements	159,875	125,690
Construction in-progress	26,704	27,997
Accumulated depreciation and amortization	(714,206)	(619,018)
Property and equipment, net	628,616	514,252
Operating lease right-of-use assets, net	335,626	292,387
Goodwill	637,300	563,404
Tradenames, net	166,195	147,911
Deferred costs, net	4,537	4,732
Deferred income taxes	72,159	60,823
Other assets	41,888	40,830
Long-term assets held for sale	1,681	10,410
Total assets	$2,206,350	$1,862,060
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	December 31, 2025	December 31, 2024
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$57,126	$35,340
Accrued expenses	72,669	60,972
Accrued compensation and benefits	112,591	91,311
Deferred revenue and student deposits	80,161	64,340
Current portion of operating leases	55,971	48,170
Current portion of long-term debt and finance leases	54,585	41,260
Income taxes payable	13,225	2,371
Other current liabilities	26,579	22,941
Current liabilities held for sale	—	1,190
Total current liabilities	472,907	367,895
Long-term operating leases, less current portion	331,792	278,957
Long-term debt and finance leases, less current portion	73,123	59,027
Deferred compensation	7,482	8,269
Income taxes payable	78,979	136,473
Deferred income taxes	15,590	12,433
Other long-term liabilities	37,717	31,984
Long-term liabilities held for sale	—	8,479
Total liabilities	1,017,590	903,517
Redeemable noncontrolling interests and equity	1,398	1,398
Stockholders' equity:
Preferred stock, par value $0.001 per share – 50,000 shares authorized and no shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.004 per share – 700,000 shares authorized, 142,940 shares issued and outstanding as of December 31, 2025 and 150,794 shares issued and outstanding as of December 31, 2024	572	604
Additional paid-in capital	1,075,460	1,129,511
Retained earnings	416,889	291,644
Accumulated other comprehensive loss	(304,984)	(462,210)
Total Laureate Education, Inc. stockholders' equity	1,187,937	959,549
Noncontrolling interests	(575)	(2,404)
Total stockholders' equity	1,187,362	957,145
Total liabilities and stockholders' equity	$2,206,350	$1,862,060
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
IN THOUSANDS

	Laureate Education, Inc. Stockholders
	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock at cost	Non-controlling interests	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2022	157,013	$923	$2,204,755	$39,244	$(442,424)	$(1,026,272)	$(1,869)	$774,357
Non-cash stock compensation	—	—	7,114	—	—	—	—	7,114
Exercise of stock options and vesting of restricted stock and restricted stock units, net of shares withheld to satisfy tax withholding	573	2	(270)	—	—	—	—	(268)
Retirement of treasury stock	—	(295)	(1,025,977)	—	—	1,026,272	—	—
Special cash dividend and equitable adjustments to stock-based compensation awards	—	—	(5,917)	(104,972)	—	—	—	(110,889)
Change in noncontrolling interests	—	—	16	—	—	—	(140)	(124)
Net income	—	—	—	107,590	—	—	(323)	107,267
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	170,198	—	3	170,201
Minimum pension liability adjustment, net of tax of $206	—	—	—	—	82	—	—	82
Balance at December 31, 2023	157,586	$630	$1,179,721	$41,862	$(272,144)	$—	$(2,329)	$947,740
Non-cash stock compensation	—	—	7,843	—	—	—	—	7,843
Exercise of stock options and vesting of restricted stock and restricted stock units, net of shares withheld to satisfy tax withholding	484	1	(1,776)	—	—	—	—	(1,775)
Stock repurchase and retirement	(7,276)	(27)	(56,328)	(46,692)	—	—	—	(103,047)
Equitable adjustments to stock-based compensation awards	—	—	51	—	—	—	—	51
Net income	—	—	—	296,474	—	—	(78)	296,396
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	(189,650)	—	3	(189,647)
Minimum pension liability adjustment, net of tax of $270	—	—	—	—	(416)	—	—	(416)
Balance at December 31, 2024	150,794	$604	$1,129,511	$291,644	$(462,210)	$—	$(2,404)	$957,145
Non-cash stock compensation	—	—	13,342	—	—	—	—	13,342
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	500	2	(4,915)	—	—	—	—	(4,913)
Stock repurchase and retirement	(8,354)	(34)	(62,806)	(156,385)	—	—	—	(219,225)
Equitable adjustments to stock-based compensation awards	—	—	7	—	—	—	—	7
Change in noncontrolling interests	—	—	321	—	—	—	(321)	—
Net income	—	—	—	281,630	—	—	2,154	283,784
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	158,094	—	(4)	158,090
Minimum pension liability adjustment, net of tax of $129	—	—	—	—	(868)	—	—	(868)
Balance at December 31, 2025	142,940	$572	$1,075,460	$416,889	$(304,984)	$—	$(575)	$1,187,362
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the years ended December 31,	2025	2024	2023
Cash flows from operating activities
Net income	$283,784	$296,396	$107,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	74,495	68,241	69,618
Amortization of operating lease right-of-use assets	36,294	36,969	33,235
Loss on impairment of assets	—	—	3,073
Loss (gain) on sales and disposal of subsidiaries, property and equipment and leases, net	165	(5,103)	9,603
Non-cash interest expense	1,595	1,541	1,018
Non-cash share-based compensation expense	13,342	7,843	7,114
Bad debt expense	61,133	55,753	43,733
Deferred income taxes	(1,849)	(38,524)	(55,856)
Unrealized foreign currency exchange loss (gain)	35,388	(53,109)	75,488
Loss on debt extinguishment	—	31	—
Other, net	2,941	(2,910)	283
Changes in operating assets and liabilities:
Receivables	(93,064)	(57,975)	(51,738)
Prepaid expenses and other assets	7,569	(15,188)	2,621
Accounts payable and accrued expenses	17,916	4,748	(4,260)
Income tax receivable/payable, net	(43,850)	(30,612)	23,298
Deferred revenue and other liabilities	(29,667)	(35,368)	(13,717)
Net cash provided by operating activities	366,192	232,733	250,780
Cash flows from investing activities
Purchase of property and equipment	(103,043)	(71,886)	(56,437)
Expenditures for deferred costs	—	(17)	(20)
Receipts from sales of property and equipment	289	17,964	274
Net receipts (payments) related to sales of discontinued operations	108	(3,610)	4,265
Net cash used in investing activities	(102,646)	(57,549)	(51,918)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of original issue discount	126,159	155,146	153,772
Payments on long-term debt	(129,069)	(215,560)	(243,438)
Payments to purchase noncontrolling interests	—	—	(123)
Payments of dividend equivalent rights and special dividends	(455)	(1,714)	(112,478)
Proceeds from exercise of stock options	128	230	2,308
Payments to repurchase common stock and excise tax payments	(215,168)	(102,067)	—
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(4,060)	(2,894)	(623)
Payment of debt issuance costs	—	(79)	(1,306)
Net cash used in financing activities	(222,465)	(166,938)	(201,888)
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	12,871	(7,546)	6,641
Change in cash included in current assets held for sale	269	257	(502)
Net change in Cash and cash equivalents and Restricted cash	54,221	957	3,113
Cash and cash equivalents and Restricted cash at beginning of period	97,854	96,897	93,784
Cash and cash equivalents and Restricted cash at end of period	$152,075	$97,854	$96,897
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

Accounts and Notes Receivable

We begin to recognize student receivables when an academic session starts, although students generally enroll in courses prior to the start of the academic session. Receivables are recognized only to the extent that it is probable that we will collect substantially all of the consideration to which we are entitled in exchange for the goods and services that will be transferred to the student. Occasionally, certain of our institutions have sold certain student receivables to local financial institutions without recourse. These transactions were deemed sales of receivables and the receivables were derecognized from our Consolidated Balance Sheets.

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

The reconciliations of the beginning and ending balances of the Allowance for doubtful accounts were as follows:

For the years ended December 31,	2025	2024	2023
Balance at beginning of period	$100,527	$84,967	$61,882
Additions: charges to bad debt expense	61,133	55,753	43,733
Deductions (1)	(48,210)	(33,473)	(25,977)
Currency translation adjustments (2)	11,606	(6,720)	5,329
Balance at end of period	$125,056	$100,527	$84,967
(1) Deductions include accounts receivable written off against the allowance (net of recoveries).
(2) The currency translation adjustments for 2024 and 2023 were previously included within Deductions, as disclosed in prior years. In order to conform 2024 and 2023 to the current year presentation, the currency translation adjustments have been separately disclosed in this table.

Property and Equipment and Leased Assets

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

Deferred costs on the Consolidated Balance Sheets consist primarily of direct costs associated with costs to obtain a contract. As discussed in Note 3, Revenue, Laureate defers certain commissions and bonuses earned by third-party agents and our employees that are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are amortized over the period of benefit which ranges from two to four years. As of December 31, 2025 and 2024, the unamortized balances of contract costs were $4,447 and $4,482, respectively.

Debt Issuance Costs

Debt issuance costs were paid as a result of certain debt transactions and are presented as a deduction from debt. These debt issuance costs are amortized over the term of the associated debt instruments. The amortization expense is recognized as a component of Interest expense in the Consolidated Statements of Operations. As of December 31, 2025 and 2024, the unamortized balances of debt issuance costs were $1,346 and $1,858, respectively.

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

Under this guidance, the Company continues to have the option of first performing a qualitative goodwill impairment assessment (i.e., step zero) in order to determine if a quantitative impairment test is necessary. Based on the qualitative assessment, if we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is not required.

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

Revenue Recognition

Our revenues primarily consist of tuition revenues from enrolled students. We also generate other revenues from student fees, short courses, and other education-related activities. These other revenues are less material to our overall financial results and have a tendency to trend with tuition revenues. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. These revenues are recognized net of scholarships and other discounts, refunds and waivers. For further description, see Note 3, Revenue.

Advertising

Laureate expenses advertising costs as incurred. Advertising expenses were $97,595, $88,483 and $75,926 for the years ended December 31, 2025, 2024 and 2023, respectively, and are recorded in Direct costs in our Consolidated Statements of Operations.

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

We used the Black-Scholes-Merton option pricing model to calculate the fair value of stock options granted in prior years. This option valuation model requires the use of subjective assumptions, including the estimated fair value of the underlying common stock, the expected stock price volatility, and the expected term of the option. The estimated fair value of the underlying common stock is based on the closing price of our common stock on the grant date. Our volatility estimates for all previously granted stock options were based on an average of: (1) a peer group of companies and (2) Laureate's historical volatility given that we have only been publicly traded since February 2017. We estimate the expected term of awards to be the weighted average mid-point between the vesting date and the end of the contractual term. We used this method to estimate the expected term because we did not have sufficient historical exercise data. There were no stock options granted in 2025, 2024 and 2023.

During the years ended December 31, 2025, 2024, and 2023, Laureate has granted restricted stock units and performance awards for which the vesting is based on annual performance metrics of the Company. For interim periods, we use our year-to-date actual results, financial forecasts, and other available information to estimate the probability of the award vesting based on the performance metrics. The related compensation expense recognized is affected by our estimates of the vesting probability of these performance awards.

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

Recently Adopted Accounting Standards

Accounting Standards Update (ASU) ASU No. 2023-09 (ASU 2023-09), Income Taxes (Topic 740); Improvements to Income Tax Disclosure

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, with the objective of improving the transparency of income tax disclosures by requiring: (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The new requirements were effective for the Company's 2025 year-end financial statements and were applied on a prospective basis, as permitted. See Note 12, Income Taxes for our updated disclosure.

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

ASU No. 2025-06 (ASU 2025-06), Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40); Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06 which eliminates project stages and requires capitalizing costs when management has committed to funding the project and it is probable of completion. ASU 2025-06 is effective for the Company for its fiscal year and all interim periods beginning January 1, 2028 on a prospective basis. Early adoption is permitted. The Company is evaluating the impact that the updated standard will have on its financial position, results of operations or cash flow.

Note 3. Revenue

Revenue Recognition

Our revenues primarily consist of tuition revenues from enrolled students. We also generate other revenues from student fees, short courses, and other education-related activities. These other revenues are less material to our overall financial results and have a tendency to trend with tuition revenues. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. These revenues are recognized net of scholarships and other discounts, refunds and waivers. Laureate's institutions have various billing and academic cycles.

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

The following table shows the components of Revenues by reportable segment and as a percentage of total net revenue for the years ended December 31, 2025, 2024 and 2023:

	Mexico	Peru	Corporate(1)	Total
2025
Tuition	$1,212,172	$834,512	$—	$2,046,684	120%
Other	142,341	82,220	142	224,703	13%
Gross revenue	1,354,513	916,732	142	2,271,387	133%
Less: Discounts / waivers / scholarships	(477,121)	(92,336)	—	(569,457)	(33)%
Total	$877,392	$824,396	$142	$1,701,930	100%
2024
Tuition	$1,121,019	$726,444	$—	$1,847,463	118%
Other	137,085	70,689	207	207,981	13%
Gross revenue	1,258,104	797,133	207	2,055,444	131%
Less: Discounts / waivers / scholarships	(416,868)	(71,934)	—	(488,802)	(31)%
Total	$841,236	$725,199	$207	$1,566,642	100%
2023
Tuition	$1,020,420	$687,642	$—	$1,708,062	115%
Other	133,913	68,901	(22)	202,792	14%
Gross revenue	1,154,333	756,543	(22)	1,910,854	129%
Less: Discounts / waivers / scholarships	(371,722)	(54,844)	—	(426,566)	(29)%
Total	$782,611	$701,699	$(22)	$1,484,288	100%
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

Our performance obligations are primarily satisfied over time during the course of an academic semester or academic year. Laureate's transaction price is determined based on gross price, net of scholarships and other discounts, refunds and waivers. The majority of our revenue is derived from tuition agreements with students, and thus, is recognized over time on a straight-line basis over each academic session. We view the knowledge gained by the student as the benefit which the student receives during the academic sessions. We use the output method to recognize tuition revenue as this method faithfully depicts our performance toward complete satisfaction of the performance obligation. Dormitory/residency revenues, which are included in the Other line item in the table above, are recognized over time throughout the occupancy period using the output method based on the proportional period of time elapsed which faithfully depicts our performance toward complete satisfaction of the performance obligation.

We have elected the optional exemption to not disclose amounts where the performance obligation is part of a contract that has an original expected duration of one year or less. We expect to recognize substantially all revenue on these remaining performance obligations over the next 12 months.

Contract Balances

The timing of billings, cash collections and revenue recognition results in accounts receivable (contract assets) and deferred revenue and student deposits (contract liabilities) on the Consolidated Balance Sheets. We have various billing and academic cycles and begin to recognize student receivables when an academic session starts, although students generally enroll in courses prior to the start of the academic session. Receivables are recognized only to the extent that it is probable that we will collect substantially all of the consideration to which we are entitled in exchange for the goods and services that will be transferred to the student. We receive advance payments or deposits from our students before revenue is recognized, which are recorded as contract liabilities in deferred revenue and student deposits. Payment terms vary by university with some universities requiring payment in advance of the academic session and other universities allowing students to pay in installments over the term of the academic session.

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $244,070 and $189,124 as of December 31, 2025 and 2024, respectively. All contract asset amounts are classified as current. Contract liabilities in the amount of $80,161 and $64,340 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively. Substantially all of the contract liability balance at the beginning of the year was recognized into revenue during the year ended December 31, 2025.

Costs to Obtain a Contract

Certain commissions and bonuses earned by third-party agents and our employees are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over the period of benefit which ranges from two to four years. We determined the expected period of benefit, by university, as the expected student enrollment period. As of December 31, 2025 and 2024, the asset balances were approximately $11,900 and $10,800, respectively, and the accumulated amortization balances were approximately $7,500 and $6,300, respectively, both of which are included in Deferred costs, net, in the accompanying Consolidated Balance Sheets. The associated operating costs of approximately $2,800 and $2,700, respectively, were recorded in Direct costs in the accompanying Consolidated Statement of Operations for the years ended December 31, 2025 and 2024. We also pay certain commissions and bonuses where the period of benefit is one year or less.

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

Note 4. Assets Held for Sale

Assets and liabilities classified as held for sale are recorded at the lower of their carrying values or their estimated fair values less costs to sell. As of December 31, 2025 and 2024, several parcels of land at campuses in Mexico were classified as held for sale under ASC 360-10-45-9, “Long-Lived Assets Classified as Held for Sale.” In addition, as of December 31, 2024, two of the Company’s subsidiaries that operate K-12 educational programs in Mexico were classified as held for sale under ASC 360-10-45-9. As of December 31, 2025, these K-12 campuses no longer met the criteria to be classified as held for sale and were reclassified to held and used. As discussed below, the sales of certain real estate in the United States and Mexico were completed during 2024. The carrying amounts of the major classes of assets and liabilities that were classified as held for sale are presented in the following table:

	December 31, 2025	December 31, 2024
Assets Held for Sale
Cash and cash equivalents	$—	$246
Receivables, net	—	319
Property and equipment, net	1,681	2,897
Operating lease right-of-use assets, net	—	7,512
Total assets held for sale	$1,681	$10,974

Liabilities Held for Sale
Deferred revenue and student deposits	$—	$756
Operating leases, including current portion	—	7,606
Long-term debt, including current portion	—	704
Other liabilities	—	603
Total liabilities held for sale	$—	$9,669
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

The chief operating decision maker uses Adjusted EBITDA to evaluate performance and to allocate resources for each segment in the annual budget and monthly forecasting process. Adjusted EBITDA is defined as Income (loss) from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: (Loss) gain on disposals of subsidiaries, net, Foreign currency exchange (loss) gain, net, Other income (expense), net, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, and Share-based compensation expense. The chief operating decision maker considers budget-to-actual variances for Adjusted EBITDA when making decisions about allocating resources to the segments.

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

The following tables provide financial information for our reportable segments, including a reconciliation of Adjusted EBITDA to Income from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations, for the years ended December 31, 2025, 2024 and 2023:

	Mexico	Peru	Corporate	Total
2025
Revenues	$877,392	$824,396	$142	$1,701,930
Depreciation and amortization expense	44,826	29,115	554	74,495
Total assets	1,383,658	674,902	147,790	2,206,350
Expenditures for long-lived assets	47,678	55,365	—	103,043
2024
Revenues	$841,236	$725,199	$207	$1,566,642
Depreciation and amortization expense	40,617	26,677	947	68,241
Total assets	1,143,053	567,310	151,697	1,862,060
Expenditures for long-lived assets	40,410	31,493	—	71,903
2023
Revenues	$782,611	$701,699	$(22)	$1,484,288
Depreciation and amortization expense	39,421	27,951	2,246	69,618
Loss on impairment of assets	1,620	—	1,453	3,073
Expenditures for long-lived assets	37,411	18,980	66	56,457

For the years ended December 31,	2025	2024	2023
Adjusted EBITDA of reportable segments:
Mexico	$229,403	$206,496	$176,954
Peru	328,604	283,375	286,850
Total Adjusted EBITDA of reportable segments	558,007	489,871	463,804
Reconciling items:
Corporate	(39,069)	(39,804)	(45,177)
Depreciation and amortization expense	(74,494)	(68,241)	(69,618)
Loss on impairment of assets	—	—	(3,073)
Share-based compensation expense	(13,342)	(7,843)	(7,114)
Operating income	431,102	373,983	338,822
Interest income	7,103	8,058	9,085
Interest expense	(10,661)	(18,102)	(20,986)
Other income (expense), net	7,936	1,222	(325)
Foreign currency exchange (loss) gain, net	(34,571)	50,658	(75,702)
(Loss) gain on disposals of subsidiaries, net	—	(1,304)	3,567
Loss on debt extinguishment	—	(31)	—
Income from continuing operations before income taxes and equity in net income of affiliates	$400,909	$414,484	$254,461

The following table presents significant segment expenses of our reportable segments:

For the years ended December 31,	2025	2024	2023
Mexico
Revenues	$877,392	$841,236	$782,611
Less:
Labor costs	313,159	303,468	291,037
Lease and other facilities costs	104,860	114,840	117,376
Advertising costs	55,291	51,064	44,444
Other costs (1)	174,679	165,368	152,800
Adjusted EBITDA	$229,403	$206,496	$176,954

Peru
Revenues	$824,396	$725,199	$701,699
Less:
Labor costs	294,458	255,388	249,972
Lease and other facilities costs	31,952	30,158	29,801
Advertising costs	42,297	37,248	30,884
Other costs (1)	127,085	119,030	104,192
Adjusted EBITDA	$328,604	$283,375	$286,850
(1) Other costs for each reportable segment include: professional services expense, technology expense, bad debt and other direct costs.

Geographic Information

No individual customer accounted for more than 10% of Laureate’s consolidated revenues. Revenues from customers by geographic area, primarily generated by students enrolled at institutions in those areas, were as follows:

For the years ended December 31,	2025	2024	2023
External Revenues(2)
Mexico	$877,392	$841,236	$782,046
Peru	824,396	725,175	701,443
United States	142	231	799
Consolidated total	$1,701,930	$1,566,642	$1,484,288
(2) Excludes intercompany revenues for 2024 and 2023 and therefore does not agree to the table above.

Long-lived assets are composed of Property and equipment, net. Laureate’s long-lived assets by geographic area were as follows:

December 31,	2025	2024
Long-lived assets
Mexico	$261,831	$213,381
Peru	366,774	300,307
United States	11	564
Consolidated total	$628,616	$514,252

Note 7. Goodwill and Other Intangible Assets

The change in the net carrying amount of Goodwill from December 31, 2023 through December 31, 2025 was composed of the following items:

	Mexico	Peru	Total
Balance at December 31, 2023	$588,431	$73,051	$661,482
Currency translation adjustments	(97,365)	(713)	(98,078)
Balance at December 31, 2024	$491,066	$72,338	$563,404
Currency translation adjustments	66,175	7,721	73,896
Balance at December 31, 2025	$557,241	$80,059	$637,300

Tradenames and Other Intangible Assets

The following table summarizes our identifiable intangible assets as of December 31, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Yrs)
Tradenames
Finite-lived tradename	$30,652	$(30,652)	$—	—
Indefinite-lived tradenames	166,195	—	166,195	—
Total tradenames	196,847	(30,652)	166,195

Other intangible assets
Student rosters	22,331	(22,331)	—	—
Other	1,876	(1,876)	—	—
Total	$221,054	$(54,859)	$166,195
The following table summarizes our identifiable intangible assets as of December 31, 2024:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Yrs)
Tradenames
Finite-lived tradename	$30,652	$(30,652)	$—	—
Indefinite-lived tradenames	147,911	—	147,911	—
Total tradenames	178,563	(30,652)	147,911

Other intangible assets
Student rosters	19,838	(19,838)	—	—
Other	1,666	(1,666)	—	—
Total	$200,067	$(52,156)	$147,911

Impairment Tests

The following table summarizes the Loss on impairment of assets:

For the years ended December 31,	2025	2024	2023
Impairments of Goodwill	$—	$—	$—
Impairments of Tradenames	—	—	—
Impairments of long-lived assets	—	—	3,073
Total	$—	$—	$3,073

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

Note 8. Debt

Outstanding long-term debt was as follows:

	December 31, 2025	December 31, 2024
Senior long-term debt:
Senior Secured Credit Facility	$—	$—
Other debt:
Lines of credit	43,278	29,989
Notes payable and other debt	22,313	23,761
Total senior and other debt	65,591	53,750
Finance lease obligations	63,463	48,395
Total long-term debt and finance leases	129,054	102,145
Less: total unamortized deferred financing costs	1,346	1,858
Less: current portion of long-term debt and finance leases	54,585	41,260
Long-term debt and finance leases, less current portion	$73,123	$59,027

As of December 31, 2025, aggregate annual maturities of the senior and other debt, excluding finance lease obligations, were as follows:

Years Ended December 31,	Senior and Other Debt
2026	$45,177
2027	4,391
2028	5,222
2029	10,801
2030	—
Thereafter	—
Total senior and other debt	$65,591

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

The Amended Credit Agreement, among other things, provides for $155,000 of revolving credit loans (the “Revolving Credit Facility”). As a subfacility under the Revolving Credit Facility, the Amended Credit Agreement provides for letter of credit commitments in the aggregate amount of $10,000. The Amended Credit Agreement also provides, subject to the satisfaction of certain conditions, for incremental revolving and term loan facilities, at the request of the Company and subject to lender approval, not to exceed (i) the greater of (a) $172,500 and (b) 50% of the Company’s Consolidated EBITDA, plus (ii) additional amounts so long as both immediately before and after giving effect to such incremental facilities the Company’s Consolidated Senior Secured Debt to Consolidated EBITDA Ratio, as defined in the Amended Credit Agreement, on a pro forma basis, does not exceed 2.25 to 1.00, plus (iii) the aggregate amounts of any voluntary repayments of term loans, if any, and aggregate amount of voluntary repayments of revolving credit facilities that are accompanied by a corresponding termination or reduction of revolving credit commitments.

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

As of December 31, 2025 and 2024, there was no outstanding balance under our Senior Secured Credit Facility.

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

Estimated Fair Value of Debt

As of December 31, 2025 and 2024, the estimated fair value of our debt approximated its carrying value.

Certain Covenants

As of December 31, 2025, our Amended Credit Agreement contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Amended Credit Agreement also provides, solely with respect to the Revolving Credit Facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, to exceed 3 as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The Amended Credit Agreement also provides that if less than 25% of the Revolving Credit Facility is utilized as of that date, then such financial covenant shall not apply. As of December 31, 2025, this condition was satisfied and, therefore, we were not subject to the leverage ratio. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of December 31, 2025.

Debt Issuance Costs

Amortization of debt issuance costs and accretion of debt discounts that are recorded in Interest expense in the Consolidated Statements of Operations totaled approximately $519, $584 and $1,241 for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, our unamortized debt issuance costs were $1,346 and $1,858, respectively.

Other Debt

Lines of Credit

Individual Laureate subsidiaries have the ability to borrow pursuant to unsecured lines of credit and similar short-term borrowing arrangements (collectively, lines of credit). The lines of credit are available for working capital purposes and enable us to borrow and repay until those lines mature. At December 31, 2025 and 2024, the aggregate outstanding balances on our lines of credit were $43,278 and $29,989, respectively. At December 31, 2025, we had approximately $64,700 additional available borrowing capacity under our outstanding lines of credit. Interest rates on our lines of credit ranged from 4.65% to 5.00% and 5.10% to 5.65% at December 31, 2025 and 2024, respectively. Our weighted-average short-term borrowing rate was 4.70% and 5.46% at December 31, 2025 and 2024, respectively.

Notes Payable

As of December 31, 2025, notes payable included an unsecured term loan maturing in 2029, as discussed below. As of December 31, 2024, notes payable included the unsecured term loan as well as a loan in Peru, as discussed below.

An unsecured term loan is held by one of our Mexican subsidiaries and was scheduled to mature in June 2024. During the second quarter of 2024, we entered into a loan modification, which extended the maturity of the loan to June 2029. The loan carries a variable interest rate based on the 28-day Mexican Interbanking Offer Rate (TIIE), plus an applicable margin, which is established based on the ratio of debt to EBITDA, as defined in the agreement (8.85% and 11.74% as of December 31, 2025 and 2024, respectively). Under the loan modification agreement, quarterly principal repayments resumed in December 2024, beginning at MXN 4,250 ($237 at December 31, 2025) and increasing to MXN 23,375 ($1,306 at December 31, 2025), with a balloon payment of MXN 170,000 ($9,495 at December 31, 2025) due at maturity. As of December 31, 2025 and 2024, the outstanding balance of this loan was $22,313 and $20,799, respectively.

In prior years, the Company obtained financing to fund the construction of two campuses at one of our institutions in Peru. As of December 31, 2024, one loan remained outstanding that had an interest rate of 5.09%, and this loan was fully paid off in the second quarter of 2025. As of December 31, 2025 and 2024, the outstanding balance of this loan was $0 and $2,962, respectively.

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

Supplemental balance sheet information related to leases as of December 31, 2025 and 2024 was as follows:

Leases	Classification	2025	2024
Assets:
Operating	Operating lease right-of-use assets, net	$335,626	$292,387
Finance	Buildings, Furniture, equipment and software, net	48,664	36,513
Total leased assets		$384,290	$328,900

Liabilities:
Current
Operating	Current portion of operating leases	$55,971	$48,170
Finance	Current portion of long-term debt and finance leases	9,409	7,258
Non-current
Operating	Long-term operating leases, less current portion	331,792	278,957
Finance	Long-term debt and finance leases, less current portion	54,055	41,137
Total lease liabilities		$451,227	$375,522

Lease Term and Discount Rate	2025	2024	2023
Weighted average remaining lease terms
Operating leases	9.4 years	8.2 years	8.6 years
Finance leases	11.6 years	13.2 years	13.7 years

Weighted average discount rate
Operating leases	9.10%	9.00%	9.50%
Finance leases	10.00%	10.10%	10.70%

The components of lease cost for the years ended December 31, 2025, 2024 and 2023 were as follows:

Lease Cost	Classification	2025	2024	2023
Operating lease cost	Direct costs	$59,242	$64,934	$62,904
Finance lease cost
Amortization of leased assets	Direct costs	11,560	10,918	10,130
Interest on leased assets	Interest expense	5,380	5,461	5,670
Short-term lease costs	Direct costs	1,636	1,407	1,242
Variable lease costs	Direct costs	16,170	15,241	13,165
Sublease income	Revenues	(1,063)	(1,173)	(934)
Total lease cost		$92,925	$96,788	$92,177

As of December 31, 2025, maturities of lease liabilities were as follows:

Maturity of Lease Liability	Operating Leases	Finance Leases
Year 1	$98,756	$14,943
Year 2	81,138	12,872
Year 3	58,437	10,132
Year 4	50,955	7,795
Year 5	46,750	6,605
Thereafter	264,954	75,009
Total lease payments	$600,990	$127,356
Less: interest and inflation	(213,227)	(63,892)
Present value of lease liabilities	$387,763	$63,464

Supplemental cash flow information related to leases for the years ended December 31, 2025, 2024 and 2023 was as follows:

Other Information	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$58,625	$62,682	$63,959
Operating cash flows used for finance leases	$5,380	$5,461	$5,670
Financing cash flows used for finance leases	$9,864	$8,527	$6,905
Leased assets obtained for new finance lease liabilities	$15,785	$7,001	$13,034
Leased assets obtained for new operating lease liabilities	$4,062	$13,793	$20,920

Note 10. Commitments and Contingencies

Contingencies

Laureate is subject to legal proceedings, claims, governmental audits, and other matters arising in the ordinary course of business. In management’s opinion, we have adequate legal defenses, insurance coverage, and/or accrued liabilities with respect to the eventuality of these matters. Management believes that any judgment or settlement of these matters would not have a material impact on Laureate's financial position, results of operations, or cash flows.

Income Tax Contingencies

As of December 31, 2025 and 2024, Laureate has recorded cumulative liabilities for income tax contingencies of $78,979 and $136,473, respectively.

Non-Income Tax Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of December 31, 2025 and 2024, approximately $12,800 and $13,500, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets.

We have also identified certain loss contingencies that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies could be up to approximately $20,000 if the outcomes were unfavorable.

Guarantees

During the first quarter of 2021, one of our Peruvian institutions issued a bank guarantee in order to appeal a tax assessment received related to tax audits of 2014 and 2015. As of December 31, 2025 and 2024, the total amount of the guarantees was approximately $8,100 and $7,300, respectively.

During the third quarter of 2025, one of our Mexican institutions issued a bank guarantee in order to appeal an assessment received related to a tax audit of 2017. As of December 31, 2025, the total amount of the guarantee was approximately $12,500.

Note 11. Share-based Compensation and Equity

The Company recorded share-based compensation expense for restricted stock unit awards of $13,342, $7,843 and $7,114 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Stock Options Under 2013 Plan

Stock option awards under the 2013 Plan generally have a contractual term of 10 years and were granted with an exercise price equal to or greater than the fair market value of Laureate’s stock at the date of grant. These options typically vest over a period of five or three years. There were no stock options granted in 2025, 2024 and 2023. The performance options previously granted under the 2013 Plan were eligible for vesting based on achieving annual predetermined equity value performance targets or Adjusted EBITDA targets, as defined in the plan, and the continued service of the employee.

Compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. For time options, expense is recognized ratably over the five-year or three-year vesting period. For performance options, expense is recognized under a graded expense attribution method, to the extent that it is probable that the stated annual earnings target will be achieved and options will vest for any year. We assess the probability of each option tranche vesting throughout the life of each grant. As of December 31, 2025 and 2024, all outstanding stock option awards that were granted under the 2013 Plan were fully vested.

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

Stock Option Activity

The following tables summarize the stock option activity and the assumptions used to record the related share-based compensation expense for the years ended December 31, 2025, 2024 and 2023:

	2025			2024			2023
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1	319	$5.62	$4,037	363	$5.74	$2,890	559	$7.00	$1,461
Granted	—	—		—	—		—	—
Exercised	(21)	7.03	309	(44)	6.58	432	(194)	8.00	1,044
Forfeited or expired	—			—			(2)	8.34
Outstanding at December 31	298	5.52	8,376	319	5.62	4,037	363	5.74	2,890
Exercisable at December 31	298	5.52	8,376	319	5.62	4,037	363	5.74	2,890
Vested and expected to vest	298	5.52	8,376	319	5.62	4,037	363	5.74	2,890

	Options Outstanding		Options Exercisable		Assumption Range(1)
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Number of Shares	Weighted Average Remaining Contractual Terms (Years)	Risk-Free Interest Rate	Expected Terms in Years	Expected Volatility
Year Ended December 31, 2025
$4.17 - $8.09	298	2.41	298	2.41	1.45% - 2.68%	4.78 - 5.91	36.40% - 57.25%
Year Ended December 31, 2024
$4.17 - $8.09	319	3.26	319	3.26	1.45% - 2.68%	4.31 -6.41	36.40% - 57.25%
Year Ended December 31, 2023
$4.17 - $8.09	363	3.98	363	3.98	1.45% - 3.05%	3.74 - 7.12	36.40% - 58.84%
(1) The expected dividend yield is zero for all options in all years.

As noted above, no stock options were granted in 2025, 2024 or 2023.

As of December 31, 2025, Laureate had no unrecognized share-based compensation costs related to stock options outstanding.

Non-Vested Restricted Stock and Restricted Stock Units

The following table summarizes the non-vested restricted stock and restricted stock units activity for the years ended December 31, 2025, 2024 and 2023:

	2025		2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1	1,119	$13.10	806	$11.43	660	$12.92
Granted	760	19.47	960	13.97	712	10.99
Vested	(659)	14.56	(568)	12.42	(519)	12.72
Forfeited	(79)	15.10	(79)	11.49	(47)	11.51
Non-vested at December 31	1,141	16.37	1,119	13.10	806	11.43

Restricted stock units granted under the 2013 Plan during the years ended December 31, 2025, 2024 and 2023 consisted of time-based restricted stock units (RSUs) and performance-based restricted stock units (PSUs) with vesting periods over three years. PSUs are eligible to vest annually upon the Board's determination that the annual performance targets are met. The vesting percentage for PSUs is based on Laureate's attainment of a performance target or targets.

The fair value of the non-vested restricted stock awards in the table above is measured using the fair value of Laureate’s common stock on the date of grant or the most recent modification date, whichever is later.

As of December 31, 2025, unrecognized share-based compensation expense related to non-vested restricted stock and restricted stock unit awards was $11,833. Of the total unrecognized cost, $8,930 relates to time-based RSUs and $2,903 relates to PSUs. This unrecognized expense for time-based restricted stock and restricted stock units will be recognized over a weighted-average expense period of 1.3 years.

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

Repurchases Pursuant to Authorized Repurchase Program Announced in September 2024

On September 13, 2024, the Company announced that its Board of Directors had approved a new stock repurchase program to acquire up to $100,000 of the Company’s common stock. During the fourth quarter of 2024, the Company repurchased 113 shares of its common stock on the open market at prevailing market prices pursuant to a Rule 10b5-1 stock repurchase plan, in accordance with applicable rules and regulations promulgated under the Exchange Act, for total open market repurchases of approximately $2,024. On October 30, 2025, the Company announced that its Board of Directors had approved a $150,000 increase to the authorization for the Company’s stock repurchase program.

On March 13, 2025, the Company entered into a stock purchase agreement with each of Snow Phipps Group, L.P., Snow Phipps Group (B), L.P., Snow Phipps Group (Offshore), L.P., Snow Phipps Group (RPV), L.P. and SPG Co-Investment, L.P., pursuant to which the Company purchased an aggregate of 521 shares of its common stock at a purchase price of $17.47 per share for an aggregate purchase price of $9,101.

Additionally, during the year ended December 31, 2025, the Company repurchased 7,833 shares of its common stock on the open market at prevailing market prices pursuant to a Rule 10b5-1 stock repurchase plan, in accordance with applicable rules and regulations promulgated under the Exchange Act, for total open market repurchases of approximately $207,970.

As of December 31, 2025, the dollar value of shares yet to be repurchased under this stock repurchase program was $30,905. On February 19, 2026, the Company announced that its Board of Directors had approved an additional $150,000 increase to the existing authorization for the Company’s stock repurchase program. After giving effect to this new authorization and taking into account the cumulative repurchases through December 31, 2025, the Company may repurchase up to $180,905 of its common stock under its stock repurchase program, which has no fixed expiration date. The Company intends to finance the repurchases with free cash flow, excess cash and liquidity on-hand, including available capacity under its Revolving Credit Facility. The Company’s proposed repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Exchange Act. Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s Board of Directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program.

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

In connection with the 2023 Special Dividend, the Board of Directors approved certain required adjustments under the Company’s equity award compensation plans. Upon payment of the 2023 Special Dividend, the exercise price of the Company’s stock options was reduced by $0.70 per share, and holders of restricted and performance stock units received an amount in cash equal to $0.70 per unvested stock unit held payable when such unit vests. If all outstanding stock units vest, the aggregate amount to be paid in respect of the units will be approximately $756.

Dividend Payable

As of December 31, 2025 and 2024, the Company had recorded a dividend payable of $115 and $576, respectively, related to the expected dividend payments remaining for the equitable adjustments that were approved for the equity award compensation plans. During the years ended December 31, 2025, 2024 and 2023, the Company paid approximately $455, $1,717 and $2,318, respectively, of dividends related to equivalent rights for share-based awards that vested.

Note 12. Income Taxes

Significant components of the Income tax (expense) benefit on earnings from continuing operations were as follows:

For the years ended December 31,	2025	2024	2023
Current:
Federal	$51,939	$(6,653)	$(5,488)
Foreign	(171,098)	(150,850)	(187,971)
State	—	—	—
Total current	(119,159)	(157,503)	(193,459)
Deferred:
Federal	—	—	—
Foreign	1,849	38,524	55,856
State	—	—	—
Total deferred	1,849	38,524	55,856
Total income tax expense	$(117,310)	$(118,979)	$(137,603)

For the years ended December 31, 2025, 2024 and 2023, foreign income from continuing operations before income taxes was $457,503, $478,331, and $310,589, respectively. For the years ended December 31, 2025, 2024 and 2023, domestic loss from continuing operations before income taxes was $(56,594), $(63,847), and $(56,128), respectively.

Significant components of deferred tax assets and liabilities were as follows:

December 31,	2025	2024
Deferred tax assets:
Net operating loss and tax credits carryforwards	$60,833	$50,317
Operating leases	113,750	92,084
Depreciation	49,301	46,236
Interest	45,697	42,448
Deferred compensation	20,666	11,275
Deferred revenue	17,808	16,978
Nondeductible reserves	7,503	13,879
Allowance for doubtful accounts	14,304	10,399
Unrealized loss	886	—
Total deferred tax assets	330,748	283,616
Deferred tax liabilities:
Operating leases	100,877	82,421
Investment in subsidiaries	2,050	2,358
Amortization of intangible assets	51,700	45,141
Unrealized gain	—	2,469
Total deferred tax liabilities	154,627	132,389
Net deferred tax assets	176,121	151,227
Valuation allowance for deferred tax assets	(119,552)	(102,837)
Net deferred tax assets	$56,569	$48,390

Laureate does not provide deferred taxes on the portion of its unremitted earnings attributable to foreign subsidiaries that have been considered indefinitely reinvested. If the Company were to remove its assertion and distribute the remaining unremitted earnings, we would record approximately $19,700 in additional deferred tax liabilities as of December 31, 2025. The amount of additional deferred tax liabilities recognized could increase if our expectations change based on future developments.

As of December 31, 2025, on tax-effected basis, the Company has $19,760 of U.S. federal net operating loss carryforwards, $4,081 of US state net operating loss carryforwards that do not expire and $22,811 of US state net operating loss carryforwards that will expire by 2040. In addition, on a tax-effected basis, the Company has $3,547 of foreign net operating loss carryforwards that expire from 2026 to 2034 and $6,082 of foreign net operating loss carryforwards that do not expire as well as $4,552 of tax credit carryforwards that do not expire and $45,697 of interest carryforwards that do not expire.

The Company assesses the realizability of deferred tax assets by examining all available evidence, both positive and negative. Accounting guidance restricts the amount of reliance the Company can place on projected taxable income to support the recovery of the deferred tax assets when a company is in a three-year cumulative loss position. A valuation allowance is recorded when a company is not able to identify a source of income to support realization of the deferred tax asset on a more-likely-than-not basis.

The reconciliations of the beginning and ending balances of the valuation allowance on deferred tax assets were as follows:

For the years ended December 31,	2025	2024	2023
Balance at beginning of period	$102,837	$270,982	$291,722
Additions (deductions) from tax expense from continuing operations	15,193	(166,396)	(22,815)
Charges to other accounts
Currency translation adjustments	1,522	(1,749)	2,075
Balance at end of period	$119,552	$102,837	$270,982

Pursuant to ASU 2023-09, for the year ended December 31, 2025, the reconciliation of the reported Income tax (expense) benefit to the amount that would result by applying the United States federal statutory tax rate of 21% to income from continuing operations before income taxes was as follows:

For the year ended December 31, 2025	$ Amount	%
Tax expense at the United States statutory rate	$(84,191)	21.0%
Non-taxable or non-deductible items	(6,965)	1.7%
Changes in valuation allowances	(5,125)	1.3%
Changes in unrecognized tax benefits	56,625	(14.1)%
Foreign tax effects
Mexico
Tax effect of foreign income taxed at higher rate	(18,921)	4.7%
Capital redemption cost	(5,062)	1.3%
Other	(856)	0.2%
Peru
Tax effect of foreign income taxed at higher rate	(28,761)	7.2%
Withholding taxes	(9,237)	2.3%
Other	(1,539)	0.4%
Netherlands
Changes in valuation allowances	(6,919)	1.7%
Other	943	(0.2)%
Switzerland	(5,057)	1.3%
Other	(2,245)	0.6%
Total income tax expense	$(117,310)	29.3%

Consistent with our presentation prior to the adoption of ASU 2023-09, for the years ended December 31, 2024 and 2023, the reconciliations of the reported Income tax (expense) benefit to the amount that would result by applying the United States federal statutory tax rate of 21% to income from continuing operations before income taxes were as follows:

For the years ended December 31,	2024	2023
Tax expense at the United States statutory rate	$(87,042)	$(53,437)
Internal restructuring transactions	(138,516)	(30,551)
Permanent differences	(9,690)	1,004
Tax effect of foreign income taxed at higher rate	(44,361)	(33,790)
Change in valuation allowance	167,152	(5,273)
Effect of tax contingencies	(6,394)	(6,352)
Withholding taxes	(8,474)	(9,204)
Tax credits	8,346	—
Total income tax expense	$(118,979)	$(137,603)

Internal restructuring transactions in the rate reconciliation includes the write off of approximately $176,000 and $30,600 of deferred tax assets as a result of subsidiary reorganizations that occurred during the years ended December 31, 2024 and 2023, respectively. These deferred tax assets carried a full valuation allowance and the corresponding reductions in the valuation allowance are included in the change in valuation allowance line item for 2024 and 2023 in the table above. In 2024, the internal restructuring transactions line item also includes the release of a deferred tax liability that was no longer required following the completion of an entity restructuring that received regulatory approval. This resulted in a net deferred tax benefit of approximately $37,900 during the year ended December 31, 2024.

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

The reconciliations of the beginning and ending amount of unrecognized tax benefits were as follows:

For the years ended December 31,	2025	2024	2023
Beginning of the period	$238,154	$255,716	$284,929
Additions for tax positions related to prior years	3,399	1,600	1,337
Decreases for tax positions related to prior years	(5,155)	(17,324)	(30,550)
Additions for tax positions related to current year	—	—	—
Decreases as a result of a lapse in the statute of limitations	(53,035)	(1,838)	—
End of the period	$183,363	$238,154	$255,716

Laureate records interest and penalties related to unrecognized tax benefits as a component of Income tax expense. During the years ended December 31, 2025, 2024 and 2023, net interest and penalties related to income taxes (decreased)/increased by $(9,248), $(739), and $10,155, respectively. Laureate had $22,447 and $31,695 of accrued interest and penalties at December 31, 2025 and 2024, respectively. Approximately $61,906 of unrecognized tax benefits, if recognized, will affect the effective income tax rate.

Laureate and various subsidiaries file income tax returns in the United States federal jurisdiction, and in various states and foreign jurisdictions. With few exceptions, Laureate is no longer subject to United States federal, state and local, or foreign income tax examinations by tax authorities for years before 2019. United States federal and state statutes are generally open back to 2022. Statutes of other major jurisdictions are open back to 2019 for Mexico, 2016 for Peru, 2018 for the Netherlands and 2023 for Switzerland.

During the year ended December 31, 2025, the Company paid income taxes in the jurisdictions of Mexico and Peru of $63,005 and $100,073, respectively, as well as total income taxes in other jurisdictions of $352, for a total of $163,430. During the years ended December 31, 2024 and 2023, the Company paid income taxes of $194,811 and $171,284, respectively.

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

The following tables summarize the computations of basic and diluted earnings per share:

For the years ended December 31,	2025	2024	2023
Numerator used in basic and diluted earnings per common share for continuing operations:
Income from continuing operations	$283,816	$295,742	$117,029
Net (income) loss attributable to noncontrolling interests	(2,154)	78	323
Net income from continuing operations available to common stockholders for basic and diluted earnings per share	$281,662	$295,820	$117,352

Numerator used in basic and diluted earnings (loss) per common share for discontinued operations:
Net (loss) income from discontinued operations for basic and diluted earnings per share	$(32)	$654	$(9,762)

Denominator used in basic and diluted earnings (loss) per common share:
Basic weighted average shares outstanding	147,825	153,273	157,256
Effect of dilutive stock options	232	215	237
Effect of dilutive restricted stock units	615	408	386
Diluted weighted average shares outstanding	148,672	153,896	157,879

Basic earnings per share:
Income from continuing operations	$1.91	$1.93	$0.75
(Loss) income from discontinued operations	—	—	(0.06)
Basic earnings per share	$1.91	$1.93	$0.69
Diluted earnings per share:
Income from continuing operations	$1.89	$1.92	$0.74
(Loss) income from discontinued operations	—	—	(0.06)
Diluted earnings per share	$1.89	$1.92	$0.68
The following table summarizes the number of restricted stock units that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

For the years ended December 31,	2025	2024	2023
Restricted stock units	—	115	4

Note 14. Related Party Transactions

2025 Stock Repurchases

As discussed in Note 11, Share-based Compensation and Equity, on March 13, 2025, the Company entered into a stock purchase agreement with certain Snow Phipps entities pursuant to which the Company purchased an aggregate of 521 shares of its common stock at a purchase price of $17.47 per share for an aggregate purchase price of $9,101. This repurchase, which was approved as a related party transaction by the Audit and Risk Committee of the Company’s Board of Directors, was pursuant to the Company’s existing share repurchase program that was announced on September 13, 2024.

2024 Stock Repurchases

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

As of December 31, 2025 and 2024, the total SERA assets were $4,614 and $5,875, respectively, which were recorded on our Consolidated Balance Sheets in Restricted cash. As of December 31, 2025 and 2024, the total SERA liabilities recorded in our Consolidated Balance Sheets were $8,982 and $9,769, respectively, of which $1,500 each year was recorded in Accrued compensation and benefits, and $7,482 and $8,269, respectively, was recorded in Deferred compensation.

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

Note 16. Legal and Regulatory Matters

Laureate is subject to legal proceedings, claims, governmental audits, and other matters arising in the ordinary course of business. In management’s opinion, we have adequate legal defenses, insurance coverage, and/or accrued liabilities with respect to the eventuality of these matters. Management believes that any judgment or settlement of these matters would not have a material impact on Laureate's financial position, results of operations, or cash flows. Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations.

Peruvian Nonresident Capital Gains Tax

Stockholders who sell, exchange, or otherwise dispose of Company shares may be subject to Peruvian tax at a rate of 30% on their gain realized in such transaction determined under certain Peruvian valuation rules regardless of whether the transaction is taxable for non-Peruvian purposes. In determining the amount of such gain subject to such tax, the gain is first multiplied by the percentage of the Company’s value that is represented by its Peruvian business determined under certain Peruvian valuation rules (the “Peru Ratio”). This tax applies if the value of stock determined under certain Peruvian valuation rules (calculated in PEN) transferred multiplied by the Peru Ratio exceeds approximately $65,000 applying the PEN/USD exchange rate at December 31, 2025 (the “Threshold”). The Threshold is calculated in PEN and changes with currency exchange rates. For purposes of determining whether the Threshold has been exceeded by any holder, all transfers made by such holder over any 12-month period are aggregated. For purposes of determining whether any tax is owed, the holder must have their basis “certified” by the Peruvian tax authorities in advance of such transaction. If the holder exceeds the Threshold and does not obtain a tax basis certificate before the transaction, the holder’s tax basis in the shares will be considered zero for Peruvian tax purposes.

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

December 31,	2025			2024
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation loss	$(313,610)	$961	$(312,649)	$(471,704)	$965	$(470,739)
Unrealized gains on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(1,790)	—	(1,790)	(922)	—	(922)
Accumulated other comprehensive loss	$(304,984)	$961	$(304,023)	$(462,210)	$965	$(461,245)

Foreign Currency Exchange of Certain Intercompany Loans

Laureate periodically reviews its investment and cash repatriation strategies in order to meet our liquidity requirements in the United States. Laureate recognized currency exchange adjustments attributable to intercompany loans that are not designated as indefinitely invested of $(17,203), $46,568 and $(64,303) as part of Foreign currency exchange (loss) gain, net, in the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, respectively.

Write Off of Accounts and Notes Receivable

During the years ended December 31, 2025, 2024 and 2023, Laureate wrote off approximately $48,200, $33,500 and $25,900, respectively, of fully reserved accounts and notes receivable that were deemed uncollectible.

Note 18. Supplemental Cash Flow Information

Cash interest payments prior to interest income were $9,019, $16,595 and $20,264 for the years ended December 31, 2025, 2024 and 2023, respectively. See Note 12. Income Taxes, for cash payments for income taxes for the years ended December 31, 2025, 2024 and 2023, respectively.

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the December 31, 2023 balance, to the amounts shown in the Consolidated Statements of Cash Flows:

For the year ended December 31,	2025	2024	2023
Cash and cash equivalents	$146,703	$91,350	$89,392
Restricted cash	5,372	6,504	7,505
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$152,075	$97,854	$96,897

Note 19. Subsequent Events

Increase to Authorized Stock Repurchase Program

As discussed in Note 11, Share-based Compensation and Equity, on February 19, 2026, the Company announced that its Board of Directors had approved an additional $150,000 increase to the existing authorization for the Company’s stock repurchase program.

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

Based on that evaluation, our CEO and CFO have concluded that, as of December 31, 2025, our disclosure controls and procedures are effective. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting as of December 31, 2025 is included in Part II, Item 8 “Financial Statements.” The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears in Part II, Item 8 “Financial Statements.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Certain of this information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Information about our Executive Officers

The following table sets forth information regarding our current executive officers, including their ages. Executive officers serve at the request of the Board of Directors. There are no family relationships among any of our executive officers.

Name	Age	Position
Eilif Serck-Hanssen	60	Director, President and Chief Executive Officer
Leslie S. Brush	62	Senior Vice President, Chief Legal Officer and Secretary
Richard M. Buskirk	49	Senior Vice President and Chief Financial Officer
Marcelo Barbalho Cardoso	54	Executive Vice President and Chief Operating Officer
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

Marcelo Barbalho Cardoso has served as our Executive Vice President and Chief Operating Officer since June 2021. Mr. Cardoso has been with Laureate since 2011, holding several leadership positions across our Mexico and Brazil operations including Chief Executive Officer of Laureate Mexico from June 2022 to April 2025 and Chief Executive Officer of Laureate Brazil from 2019 to June 2021, Global Chief Transformation Officer during 2019, Chief Operating Officer of Laureate Brazil from 2017 to 2018, and Vice President of Operations and President of FMU from 2013 to 2017. Prior to joining Laureate, Mr. Cardoso served as Latin America Vice President, Business Ops & CFO for Dell EMC Computer Systems and held senior leadership positions at Johnson Controls. Mr. Cardoso earned an undergraduate degree in chemical engineering from Universidade Estadual de Campinas (Brazil) and an MBA in management from the University of Michigan.

Item 11. Executive Compensation

This information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

This information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:
    (1) Financial Statements (certain schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto).
    (2) Those exhibits required by Item 601 of Regulation S-K and by paragraph (b) below.
(b) The following exhibits are filed as part of this Annual Report or, where indicated, were filed and are incorporated by reference:

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.1#	Membership Interest Purchase Agreement, dated September 11, 2020, by and between Laureate Education, Inc. and Adtalem Global Education Inc.	10-Q	001-38002	2.11	11/05/2020
2.2#	Waiver and Amendment to Membership Interest Purchase Agreement by and between Adtalem Global Education Inc. and Laureate Education, Inc., dated as of July 21, 2021	8-K	001-38002	2.1	07/27/2021
2.3#	Amendment dated August 10, 2021 to Membership Interest Purchase Agreement, dated September 11, 2020, by and between Laureate Education, Inc. and Adtalem Global Education Inc.	10-Q	001-38002	2.2	11/04/2021
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-207243	3.1	01/31/2017
3.2	Amended and Restated Bylaws	S-1/A	333-207243	3.2	01/31/2017
3.3	Certificate of Retirement of Convertible Redeemable Preferred Stock, Series A	8-K	001-38002	3.1	07/20/2018
3.4	Certificate of Retirement of Class A Common Stock and Class B Common Stock	8-K	001-38002	3.1	12/17/2021
4.1	Description of Capital Stock of Laureate Education, Inc.	10-K	001-38002	4.1	02/23/2023
10.1†	2013 Long-Term Incentive Plan Form of Stock Option Agreement effective as of September 11, 2013	S-1/A	333-207243	10.34	11/20/2015
10.2†	Form of Management Stockholder’s Agreement for equityholders	S-1/A	333-207243	10.36	11/20/2015
10.3†	Form of Stockholders’ Agreement for Individual Directors	S-1/A	333-207243	10.48	11/20/2015
10.4†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016 for Named Executive Officers	S-1/A	333-207243	10.57	05/20/2016
10.5†	2013 Long‑Term Incentive Plan Form of Stock Option Agreement for 2016	S-1/A	333-207243	10.58	05/20/2016
10.6	Registration Rights Agreement by and among Laureate Education, Inc., each of the Investors set forth on Schedule A thereto, Douglas L. Becker and Wengen Alberta, Limited Partnership	10-K	001-38002	10.29	03/20/2018
10.7	Investors’ Stockholders Agreement by and among Laureate Education, Inc., Wengen Alberta, Limited Partnership and the Investors set forth on Schedule A thereto	10-K	001-38002	10.30	03/20/2018
10.8	Amended and Restated Securityholders Agreement by and among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.1	02/06/2017
10.9	Amendment No. 1 dated October 28, 2021 to the Amended and Restated Securityholders Agreement, dated as of February 6, 2017, among Wengen Alberta, Limited Partnership, Laureate Education, Inc. and the other parties thereto	10-K	001-38002	10.16	02/24/2022
10.10	Amended and Restated Registration Rights Agreement by and among Wengen Alberta, Limited Partnership, Wengen Investments Limited, Laureate Education, Inc. and the other parties thereto	8-K	001-38002	10.2	02/06/2017

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.11	Amended and Restated Guarantee, dated as of April 26, 2017, by Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as guarantors, in favor of Citibank, N.A., as collateral agent	10-Q	001-38002	10.83	05/11/2017
10.12	Amended and Restated Pledge Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as pledgors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.84	05/11/2017
10.13	Amended and Restated Security Agreement, dated as of April 26, 2017, among Laureate Education, Inc. and certain domestic subsidiaries of Laureate Education, Inc. party thereto from time to time, as grantors, and Citibank, N.A., as collateral agent	10-Q	001-38002	10.85	05/11/2017
10.14	Third Amended and Restated Credit Agreement, dated as of October 7, 2019, among Laureate Education, Inc., the lending institutions from time to time parties thereto, and Citibank, N.A., as administrative agent and collateral agent	8-K	001-38002	10.1	10/11/2019
10.15	First Amendment to Third Amended and Restated Credit Agreement, dated as of July 20, 2020, by Laureate Education, Inc. and Citibank, N.A., as administrative agent	10-Q	001-38002	10.57	11/05/2020
10.16	Second Amendment to Third Amended and Restated Credit Agreement dated as of December 23, 2022, by Laureate Education, Inc. and Citibank, N.A., as administrative agent	10-K	001-38002	10.20	02/23/2023
10.17	Third Amendment to Third Amended and Restated Credit Agreement dated as of September 18, 2023 by Laureate Education, Inc. and Citibank, N.A., as administrative agent	10-Q	001-38002	10.1	11/02/2023
10.18†	Laureate Education, Inc. Amended and Restated 2013 Long-Term Incentive Plan	8-K	001-38002	10.1	06/20/2017
10.19†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017	10-Q	001-38002	10.52	08/08/2017
10.20†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017	10-Q	001-38002	10.53	08/08/2017
10.21†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.56	08/08/2017
10.22†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2017 for Certain Executives	10-Q	001-38002	10.57	08/08/2017
10.23†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2018 Grants	10-K	001-38002	10.29	02/24/2022
10.24†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Time-based Stock Option Agreement for 2019 Grants	10-K	001-38002	10.30	02/24/2022
10.25†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Restricted Stock Units Notice and Agreement for 2022-2024 Grants for Certain Executives	10-K	001-38002	10.32	02/24/2022
10.26†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Performance Share Units Notice and Agreement for 2023-2024 Grants	10-Q	001-38002	10.1	05/04/2023
10.27†	Amended and Restated 2013 Long‑Term Incentive Plan Form of Special Restricted Stock Units Notice and Agreement dated May 30, 2024 for Certain Executives	10-Q	001-38002	10.2	08/01/2024
10.28†	Amended and Restated 2013 Long Term Incentive Plan Form of Performance Share Units Notice and Agreement for 2025-2026 Grants	10-Q	001-38002	10.2	05/01/2025
10.29†	2013 Long-Term Incentive Plan Form of Restricted Stock Units Agreement for Non-Employee Directors	10-K	001-38002	10.35	02/24/2022
10.30†	Form of Director Indemnity Agreement	10-Q	001-38002	10.64	08/08/2019

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.31†	Form of Director and Officer Indemnity Agreement	10-Q	001-38002	10.1	08/04/2022
10.32†	Promotion Offer Letter, dated March 16, 2021, between Laureate Education, Inc. and Richard M. Buskirk	10-K	001-38002	10.44	02/24/2022
10.33†	Independent Contractor and Consultant Agreement, dated May 28, 2021, between Laureate Education, Inc. and Marcelo Barbalho Cardoso	10-K	001-38002	10.46	02/24/2022
10.34†	Amendment dated July 21, 2022 to Independent Contractor and Consultant Agreement, dated May 28, 2021, between Laureate Education, Inc., Marcelo Barbalho Cardoso and MC Consultoria and Assesoria Empresarial LTDA	10-K	001-38002	10.43	02/23/2023
10.35†	Second Amendment to Independent Contractor and Consultant Agreement as of March 1, 2022 between Laureate Education, Inc. and MC Consultoria and Assesoria Empresarial LTDA	10-K	001-38002	10.44	02/23/2023
10.36†	Third Amendment to Independent Contractor and Consultant Agreement as of March 1, 2023 between Laureate Education, Inc. and MC Consultoria and Assesoria Empresarial LTDA	10-Q	001-38002	10.2	05/04/2023
10.37†	Fourth Amendment to Independent Contractor and Consultant Agreement as of September 18, 2023 between Laureate Education, Inc. and MC Consultoria and Assesoria Empresarial LTDA	10-Q	001-38002	10.2	11/02/2023
10.38†	Fifth Amendment to Independent Contractor and Consultant Agreement as of March 1, 2024 between Laureate Education, Inc. and MC Consultoria and Assesoria Empresarial LTDA	10-Q	001-38002	10.2	05/02/2024
10.39†	Sixth Amendment to Independent Contractor and Consultant Agreement as of March 1, 2025 between Laureate Education, Inc. and MC Consultoria and Assesoria Empresarial LTDA	10-Q	001-38002	10.1	05/01/2025
10.40†	Form of Annual Incentive Plan for Certain Executives	10-Q	001-38002	10.3	05/01/2025
10.41†	Promotion Offer Letter, dated February 29, 2024, between Laureate US Holdings Corporation and Leslie S. Brush	10-K	001-38002	10.43	02/20/2025
10.42†	Employment Letter Agreement, dated December 12, 2024, between Laureate Education, Inc. and Eilif Serck-Hanssen, including Form of One-Time Restricted Stock Unit Award	10-K	001-38002	10.46	02/20/2025
10.43†	Laureate Education, Inc. Directors Deferral Plan	10-Q	001-38002	10.1	10/30/2025
19	Laureate Education, Inc. Insider Trading Policy	10-K	001-38002	19	02/20/2025
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32*	Certifications pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
97	Laureate Education, Inc. Incentive Compensation Clawback Policy	10-K	001-38002	97	2/22/2024

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
Ex. 101.INS*	XBRL Instance Document - - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
Ex. 101.SCH*	Inline XBRL Taxonomy Extension Schema Document
Ex. 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Ex. 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
#	The exhibits, disclosure schedules, and other schedules, as applicable, have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
†	Indicates a management contract or compensatory plan or arrangement.

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

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2026.

Laureate Education, Inc.

By: /s/ RICHARD M. BUSKIRK
Richard M. Buskirk
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ EILIF SERCK-HANSSEN	President, Chief Executive Officer and Director	February 19, 2026
Eilif Serck-Hanssen	(Principal Executive Officer)

/s/ RICHARD M. BUSKIRK	Senior Vice President and Chief Financial Officer	February 19, 2026
Richard M. Buskirk	(Principal Financial Officer)

/s/ GERARD M. KNAUER	Vice President, Accounting and Global Controller	February 19, 2026
Gerard M. Knauer	(Principal Accounting Officer)

/s/ ANDREW B. COHEN	Chairman of the Board	February 19, 2026
Andrew B. Cohen

/s/ WILLIAM J. DAVIS	Director	February 19, 2026
William J. Davis

/s/ PEDRO DEL CORRO	Director	February 19, 2026
Pedro del Corro

/s/ ARISTIDES DE MACEDO	Director	February 19, 2026
Aristides de Macedo

/s/ KENNETH W. FREEMAN	Director	February 19, 2026
Kenneth W. Freeman

/s/ BARBARA MAIR	Director	February 19, 2026
Barbara Mair

/s/ GEORGE MUÑOZ	Director	February 19, 2026
George Muñoz

/s/ DR. JUDITH RODIN	Director	February 19, 2026
Dr. Judith Rodin

/s/ IAN K. SNOW	Director	February 19, 2026
Ian K. Snow