Form 10-Q
period 2026-03-31
LAUREATE EDUCATION, INC.
filed 2026-04-30
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2026
Common stock, par value $0.004 per share	139,978,289

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

-LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended March 31,	2026	2025
	(Unaudited)	(Unaudited)
Revenues	$272,612	$236,162
Costs and expenses:
Direct costs	289,005	238,363
General and administrative expenses	11,134	10,990
Operating loss	(27,527)	(13,191)
Interest income	1,906	1,519
Interest expense	(3,139)	(2,366)
Other income (expense), net	439	(15)
Foreign currency exchange gain (loss), net	1,016	(3,199)
Loss from continuing operations before income taxes and equity in net income of affiliates	(27,305)	(17,252)
Income tax benefit (expense)	5,711	(2,517)
Equity in net income of affiliates, net of tax	—	3
Loss from continuing operations	(21,594)	(19,766)
Income from discontinued operations, net of tax of $0 for both periods	—	213
Net loss	(21,594)	(19,553)
Net loss attributable to noncontrolling interests	—	57
Net loss attributable to Laureate Education, Inc.	$(21,594)	$(19,496)

Basic and diluted earnings (loss) per share:
Basic and diluted loss per share	$(0.15)	$(0.13)
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended March 31,	2026	2025
	(Unaudited)	(Unaudited)
Net loss	$(21,594)	$(19,553)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0 for both periods	(11,859)	9,333
Minimum pension liability adjustment, net of tax of $0 for both periods	48	—
Total other comprehensive (loss) income	(11,811)	9,333
Comprehensive loss	(33,405)	(10,220)
Net comprehensive loss attributable to noncontrolling interests	1	60
Comprehensive loss attributable to Laureate Education, Inc.	$(33,404)	$(10,160)
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	March 31, 2026	December 31, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$157,353	$146,703
Restricted cash	5,634	5,372
Receivables:
Accounts and notes receivable	173,513	244,070
Other receivables	2,436	15,735
Allowance for doubtful accounts	(120,426)	(125,056)
Receivables, net	55,523	134,749
Income tax receivable	19,903	2,568
Prepaid expenses and other current assets	32,235	28,956
Total current assets	270,648	318,348
Property and equipment:
Land	159,111	162,595
Buildings	408,608	397,102
Furniture, equipment and software	597,030	596,546
Leasehold improvements	160,903	159,875
Construction in-progress	27,995	26,704
Accumulated depreciation and amortization	(720,162)	(714,206)
Property and equipment, net	633,485	628,616
Operating lease right-of-use assets, net	453,755	335,626
Goodwill	635,213	637,300
Tradenames, net	165,037	166,195
Deferred costs, net	4,566	4,537
Deferred income taxes	74,597	72,159
Other assets	42,164	41,888
Long-term assets held for sale	1,682	1,681
Total assets	$2,281,147	$2,206,350
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	March 31, 2026	December 31, 2025
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$45,742	$57,126
Accrued expenses	81,530	72,669
Accrued compensation and benefits	83,888	112,591
Deferred revenue and student deposits	130,353	80,161
Current portion of operating leases	49,901	55,971
Current portion of long-term debt and finance leases	55,124	54,585
Income taxes payable	—	13,225
Other current liabilities	28,209	26,579
Total current liabilities	474,747	472,907
Long-term operating leases, less current portion	456,968	331,792
Long-term debt and finance leases, less current portion	160,717	73,123
Deferred compensation	7,580	7,482
Income taxes payable	77,693	78,979
Deferred income taxes	15,459	15,590
Other long-term liabilities	38,530	37,717
Total liabilities	1,231,694	1,017,590
Redeemable equity	1,398	1,398
Stockholders' equity:
Preferred stock, par value $0.001 per share – 50,000 shares authorized and no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, par value $0.004 per share – 700,000 shares authorized, 139,978 shares issued and outstanding as of March 31, 2026 and 142,940 shares issued and outstanding as of December 31, 2025	560	572
Additional paid-in capital	1,051,877	1,075,460
Retained earnings	312,988	416,889
Accumulated other comprehensive loss	(316,794)	(304,984)
Total Laureate Education, Inc. stockholders' equity	1,048,631	1,187,937
Noncontrolling interests	(576)	(575)
Total stockholders' equity	1,048,055	1,187,362
Total liabilities and stockholders' equity	$2,281,147	$2,206,350
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the three months ended March 31,	2026	2025
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net loss	$(21,594)	$(19,553)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,584	16,078
Amortization of operating lease right-of-use assets	9,091	8,125
Gain on lease terminations and disposals of subsidiaries and property and equipment, net	(90)	(255)
Non-cash interest expense	593	380
Non-cash share-based compensation expense	2,616	2,463
Bad debt expense	6,337	4,395
Deferred income taxes	(2,614)	4,860
Unrealized foreign currency exchange (gain) loss	(1,543)	2,932
Other, net	3,847	3,304
Changes in operating assets and liabilities:
Receivables	71,824	40,931
Prepaid expenses and other assets	(6,344)	(9,930)
Accounts payable and accrued expenses	(37,715)	(18,501)
Income tax receivable/payable, net	(31,936)	(20,940)
Deferred revenue and other liabilities	46,876	43,488
Net cash provided by operating activities	61,932	57,777
Cash flows from investing activities
Purchase of property and equipment	(8,330)	(4,612)
Receipts from sales of property and equipment	29	56
Net cash used in investing activities	(8,301)	(4,556)
Cash flows from financing activities
Borrowings on debt	95,127	30,000
Payments on debt	(23,641)	(22,461)
Payment of dividend equivalent rights for vested share-based awards	(97)	(386)
Proceeds from exercise of stock options	84	42
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(4,603)	(2,345)
Payments to repurchase common stock and excise tax payments	(108,175)	(39,499)
Net cash used in financing activities	(41,305)	(34,649)
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	(1,414)	875
Change in cash included in current assets held for sale	—	(393)
Net change in Cash and cash equivalents and Restricted cash	10,912	19,054
Cash and cash equivalents and Restricted cash at beginning of period	152,075	97,854
Cash and cash equivalents and Restricted cash at end of period	$162,987	$116,908
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

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, these financial statements include all adjustments considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with Laureate's audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the 2025 Form 10-K).

Note 2. Revenue

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

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the three months ended March 31, 2026 and 2025:

	Mexico	Peru	Corporate(1)	Total
2026
Tuition and educational services	$282,342	$53,764	$—	$336,106	123%
Other	42,647	14,818	16	57,481	21%
Gross revenue	324,989	68,582	16	393,587	144%
Less: Discounts / waivers / scholarships	(114,347)	(6,628)	—	(120,975)	(44)%
Total	$210,642	$61,954	$16	$272,612	100%
2025
Tuition and educational services	$244,069	$39,507	$—	$283,576	120%
Other	39,600	11,047	51	50,698	22%
Gross revenue	283,669	50,554	51	334,274	142%
Less: Discounts / waivers / scholarships	(94,414)	(3,698)	—	(98,112)	(42)%
Total	$189,255	$46,856	$51	$236,162	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $173,513 and $244,070 as of March 31, 2026 and December 31, 2025, respectively. The decrease in the contract assets balance at March 31, 2026 compared to December 31, 2025 was primarily driven by enrollment cycles, in particular the repayment of outstanding amounts by students re-enrolling for the next academic session. The first and third calendar quarters generally coincide with the primary and secondary intakes for our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $130,353 and $80,161 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively. The increase in the contract liability balance during the period ended March 31, 2026 was the result of semester billings and cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during the period. Revenue recognized during the three months ended March 31, 2026 that was included in the contract liability balance at the beginning of the year was approximately $54,716.

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

The chief operating decision maker uses Adjusted EBITDA to evaluate performance and to allocate resources for each segment in the annual budget and monthly forecasting process. Adjusted EBITDA is defined as Loss from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Gain on disposal of subsidiaries, net, Foreign currency exchange gain (loss), net, Other income (loss), net, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, and Share-based compensation expense. The chief operating decision maker considers budget-to-actual variances for Adjusted EBITDA when making decisions about allocating resources to the segments.

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

The following table presents a reconciliation of Adjusted EBITDA of our reportable segments to Loss from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations:

For the three months ended March 31,	2026	2025
Adjusted EBITDA of reportable segments:
Mexico	$41,476	$52,959
Peru	(34,941)	(38,842)
Total Adjusted EBITDA of reportable segments	6,535	14,117
Reconciling items:
Corporate	(8,862)	(8,767)
Depreciation and amortization expense	(22,584)	(16,078)
Share-based compensation expense	(2,616)	(2,463)
Operating loss	(27,527)	(13,191)
Interest income	1,906	1,519
Interest expense	(3,139)	(2,366)
Other income (loss), net	439	(15)
Foreign currency gain (loss), net	1,016	(3,199)
Loss from continuing operations before income taxes and equity in net income of affiliates	$(27,305)	$(17,252)

The following table presents significant segment expenses of our reportable segments:

For the three months ended March 31,	2026	2025
Mexico
Revenues	$210,642	$189,255
Less:
Labor costs	80,766	64,429
Lease and other facilities costs	27,006	23,091
Advertising costs	16,255	12,678
Other costs (1)	45,139	36,098
Adjusted EBITDA	$41,476	$52,959

Peru
Revenues	$61,954	$46,856
Less:
Labor costs	57,411	48,450
Lease and other facilities costs	6,913	7,374
Advertising costs	13,621	9,961
Other costs (1)	18,950	19,913
Adjusted EBITDA	$(34,941)	$(38,842)
(1) Other costs for each reportable segment include: professional services expense, technology expense, bad debt and other direct costs.

The following table presents other financial information of our reportable segments:

For the three months ended March 31,	2026	2025
Mexico
Depreciation and amortization expense	$14,345	$9,300
Expenditures for long-lived assets	$6,228	$2,580

Peru
Depreciation and amortization expense	$8,228	$6,600
Expenditures for long-lived assets	$2,102	$2,032

The following table presents the total assets of our reportable segments:

	March 31, 2026	December 31, 2025
Assets
Mexico	$1,491,406	$1,383,658
Peru	645,831	674,902
Corporate	143,910	147,790
Total assets	$2,281,147	$2,206,350

Note 4. Goodwill

The change in the net carrying amount of Goodwill from December 31, 2025 through March 31, 2026 was composed of the following items:

	Mexico	Peru	Total
Balance at December 31, 2025	$557,241	$80,059	$637,300
Currency translation adjustments	174	(2,261)	(2,087)
Balance at March 31, 2026	$557,415	$77,798	$635,213

Note 5. Debt

Outstanding long-term debt was as follows:

	March 31, 2026	December 31, 2025
Senior long-term debt:
Senior Secured Credit Facility	$75,000	$—
Other debt:
Lines of credit	42,064	43,278
Note payable	21,845	22,313
Total senior and other debt	138,909	65,591
Finance lease obligations	78,155	63,463
Total long-term debt and finance leases	217,064	129,054
Less: total unamortized deferred financing costs	1,223	1,346
Less: current portion of long-term debt and finance leases	55,124	54,585
Long-term debt and finance leases, less current portion	$160,717	$73,123

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

As of March 31, 2026 and December 31, 2025, the Senior Secured Credit Facility had a total outstanding balance of $75,000 and $0, respectively.

Estimated Fair Value of Debt

As of March 31, 2026 and December 31, 2025, the estimated fair value of our debt approximated its carrying value.

Certain Covenants

As of March 31, 2026, our Amended Credit Agreement contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Amended Credit Agreement provides, solely with respect to the Revolving Credit Facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, to exceed 3 as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The Amended Credit Agreement also provides that if less than 25% of the Revolving Credit Facility is utilized as of that date, then such financial covenant shall not apply. As of March 31, 2026, more than 25% of the Revolving Credit Facility was utilized, and we were in compliance with the leverage ratio covenant. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of March 31, 2026.

Note 6. Commitments and Contingencies

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

Income Tax Contingencies

As of March 31, 2026 and December 31, 2025, Laureate had recorded cumulative liabilities for income tax contingencies of $77,693 and $78,979, respectively.

Non-Income Tax Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of March 31, 2026 and December 31, 2025, approximately $12,500 and $12,800, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets.

We have also identified certain loss contingencies that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies could be up to approximately $19,900 if the outcomes were unfavorable.

Guarantees

During the first quarter of 2021, one of our Peruvian institutions issued a bank guarantee in order to appeal a tax assessment received related to tax audits of 2014 and 2015. As of March 31, 2026 and December 31, 2025, the total amount of the guarantee was approximately $7,800 and $8,100, respectively.

During the third quarter of 2025, one of our Mexican institutions issued a bank guarantee in order to appeal an assessment received related to a tax audit of 2017. As of both March 31, 2026 and December 31, 2025, the total amount of the guarantee was approximately $12,500.

Note 7. Stockholders’ Equity

The components of net changes in stockholders’ equity for the three months ended March 31, 2026 are as follows:

	Laureate Education, Inc. Stockholders
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2025	142,940	$572	$1,075,460	$416,889	$(304,984)	$(575)	$1,187,362
Non-cash share-based compensation	—	—	2,616	—	—	—	2,616
Purchase and retirement of common stock	(3,168)	(13)	(23,835)	(82,307)	—	—	(106,155)
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	206	1	(2,364)	—	—	—	(2,363)
Net loss	—	—	—	(21,594)	—	—	(21,594)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	(11,858)	(1)	(11,859)
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	48	—	48
Balance at March 31, 2026	139,978	$560	$1,051,877	$312,988	$(316,794)	$(576)	$1,048,055

Stock Repurchases

On September 13, 2024, the Company announced that its Board of Directors had approved a $100,000 stock purchase program. On October 30, 2025, the Company announced that its Board of Directors had approved a $150,000 increase to the authorization for the Company’s stock repurchase program. On February 19, 2026, the Company announced that its Board of Directors had approved an additional $150,000 increase to the existing authorization for the Company’s stock repurchase program, for a total authorization of $400,000 that has no fixed expiration date. As of March 31, 2026, the Company had $75,795 of capacity remaining under its stock repurchase authorization. The Company intends to finance the repurchases with free cash flow, excess cash and liquidity on-hand, including available capacity under its Revolving Credit Facility. The Company’s proposed repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Exchange Act. Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s Board of Directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. Under this stock repurchase program, all shares repurchased are immediately retired. Upon retirement of repurchased stock, the excess of the purchase price plus excise tax over par value is allocated to additional paid-in capital, subject to certain limitations. Any remainder is allocated to retained earnings to the extent that positive retained earnings exist.

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

Share-based Compensation Expense

During the three months ended March 31, 2026 and 2025, the Company recorded share-based compensation expense for restricted stock unit awards of $2,616 and $2,463, respectively.

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

	March 31, 2026			December 31, 2025
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation adjustment	$(325,468)	$960	$(324,508)	$(313,610)	$961	$(312,649)
Unrealized gain on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(1,742)	—	(1,742)	(1,790)	—	(1,790)
Accumulated other comprehensive loss	$(316,794)	$960	$(315,834)	$(304,984)	$961	$(304,023)

Note 8. Income Taxes

Laureate’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the three months ended March 31, 2026 and 2025 are based on estimated full-year effective tax rates, adjusted for discrete income tax items related specifically to the interim periods. Laureate has operations in multiple countries at various statutory tax rates and other operations that are loss-making entities for which it is not ‘more likely than not’ that a tax benefit will be realized on the loss.

For the three months ended March 31, 2026, the Company recognized an income tax benefit of $5,711, as compared to income tax expense of $(2,517) in the prior-year period.

Note 9. Earnings Per Share

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

The following tables summarize the computations of basic and diluted earnings per share:

For the three months ended March 31,	2026	2025
Numerator used in basic and diluted earnings per common share for continuing operations:
Loss from continuing operations	$(21,594)	$(19,766)
Loss attributable to noncontrolling interests	—	57
Net loss from continuing operations for basic and diluted earnings per share	$(21,594)	$(19,709)

Numerator used in basic and diluted earnings per common share for discontinued operations:
Net income from discontinued operations for basic and diluted earnings per share	$—	$213

Denominator used in basic and diluted earnings per common share:
Basic and diluted weighted average shares outstanding	142,294	147,563

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.15)	$(0.13)
Income from discontinued operations	—	—
Basic and diluted loss per share	$(0.15)	$(0.13)

The following table summarizes the number of stock options and restricted stock units that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

For the three months ended March 31,	2026	2025
Stock options	294	316
Restricted stock units	962	1,179

Note 10. Legal and Regulatory Matters

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

Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations. There have been no material changes to the laws and regulations affecting our higher education institutions that are described in our 2025 Form 10‑K.

Note 11. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the March 31, 2025 balance. The March 31, 2026 and March 31, 2025 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025	December 31, 2025
Cash and cash equivalents	$157,353	$109,776	$146,703
Restricted cash	5,634	7,132	5,372
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$162,987	$116,908	$152,075

Restricted cash represents cash that is not immediately available for use in current operations.

Supplemental Noncash Information

During the three months ended March 31, 2026, the Company recorded additional operating lease right-of-use assets and operating lease liabilities of approximately $134,000 that were predominantly related to the extension of leases for campus real estate in our Mexico segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q (this Form 10-Q) contains “forward‑looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward‑looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or similar expressions that concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, costs, expenditures, cash flows, growth rates and financial results, and all statements we make relating to our current growth strategy and other future plans, strategies or transactions that may be identified, explored or implemented and any litigation or dispute resulting from any completed transaction are forward-looking statements. In addition, we, through our senior management, from time to time make forward‑looking public statements concerning our expected future operations and performance and other developments. All of these forward‑looking statements are subject to risks and uncertainties that may change at any time, including with respect to our current growth strategy and the impact of any completed divestiture or separation transaction on our remaining businesses. Accordingly, our actual results may differ materially from those we expected. We derive most of our forward‑looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements and risk factors included in this Form 10-Q, are disclosed in “Item 1—Business,” and “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the 2025 Form 10-K). Some of the factors that we believe could affect our results include:
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

Overview

Our Business

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. Collectively, we have approximately 507,700 students enrolled at five institutions in these two countries. We believe that the higher education markets in Mexico and Peru present an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in those markets. We believe that the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education, creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy. We have two reportable segments as described below. We group our institutions by geography in Mexico and Peru for reporting purposes.

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

The following information for our reportable segments is presented as of March 31, 2026:

	Institutions	Enrollment	2026 YTD Revenues ($ in millions)	% Contribution to 2026 YTD Revenues
Mexico	2	259,900	$210.6	77%
Peru	3	247,800	62.0	23%
Total	5	507,700	$272.6	100%

Challenges

Our operations are outside of the United States and are subject to complex business, economic, legal, regulatory, political, tax and foreign currency risks, which may be difficult to adequately address. As a result, we face risks that are inherent in international operations, including: fluctuations in exchange rates, possible currency devaluations, inflation and hyper-inflation; price controls and foreign currency exchange restrictions; potential economic and political instability in both countries in which we operate; expropriation of assets by local governments; key political elections and changes in government policies; subsequent changes to laws and regulatory regimes; multiple and possibly overlapping and conflicting tax laws; and compliance with a wide variety of foreign laws. See “Item 1A—Risk Factors—Risks Relating to Our Business—We operate a portfolio of degree-granting higher education institutions in Mexico and Peru and are subject to complex business, economic, legal, political, tax and foreign currency risks, which risks may be difficult to adequately address,” in our 2025 Form 10-K. We plan to grow our operations organically by: 1) adding new programs and course offerings; 2) expanding target student demographics; and 3) increasing capacity at existing and new campus locations. Our success in growing our business will depend on the ability to anticipate and effectively manage these and other risks related to operating in various countries. See “Item IA—Risk Factors—Risks Relating to Our Business—If we do not effectively manage our growth and business, our results of operations may be materially adversely affected” in our 2025 Form 10-K.

Regulatory Environment and Other Matters

Our business is subject to varying laws and regulations based on the requirements of local jurisdictions. These laws and regulations are subject to updates and changes. We cannot predict the form of the rules that ultimately may be adopted in the future or what effects they might have on our business, financial condition, results of operations and cash flows. We will continue to develop and implement necessary changes that enable us to comply with such laws and regulations. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our institutions are subject to uncertain and varying laws and regulations, and any changes to these laws or regulations or their application to us may materially adversely affect our business, financial condition and results of operations,” and “Item 1—Business—Industry Regulation” in our 2025 Form 10-K for a detailed discussion of our different regulatory environments.

Key Business Metric

Enrollment

Enrollment is our lead revenue indicator and represents our most important non-financial metric. We define “enrollment” as the number of students registered in a course on the last day of the enrollment reporting period. New enrollments provide an indication of future revenue trends. Total enrollment is a function of continuing student enrollments and new student enrollments, offset by graduations and attrition. Attrition is defined as a student leaving the institution before completion of the program. To minimize attrition, we have implemented programs that involve assisting students in remedial education, mentoring, counseling and student financing.

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

Factors Affecting Comparability

Foreign Exchange

While the USD is our reporting currency, our institutions are located in Mexico and Peru and operate in other functional currencies, namely the Mexican peso and Peruvian nuevo sol. We monitor the impact of foreign currency movements and the correlation between the local currency and the USD. Our revenues and expenses are generally denominated in local currency. The principal foreign exchange exposure is the risk related to the translation of revenues and expenses incurred in each country from the local currency into USD. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our reported revenues and earnings may be negatively affected by the strengthening of the U.S. dollar and currency exchange rates” in our 2025 Form 10‑K. In order to provide a framework for assessing how our business performed excluding the effects of foreign currency fluctuations, we present constant currency in our segment results, which is calculated using the change from prior-year average foreign exchange rates to current-year average foreign exchange rates, as applied to local-currency operating results for the current year.

Seasonality

Our institutions have a summer break during which classes are generally not in session and minimal revenues are recognized. In addition to the timing of summer breaks, holidays such as Easter also have an impact on our academic calendar. Operating expenses, however, do not fully correlate to the enrollment and revenue cycles, as the institutions continue to incur expenses during summer breaks. Given the geographic diversity of our institutions and differences in timing of summer breaks, our second and fourth quarters are stronger revenue quarters as the majority of our institutions are in session for most of these respective quarters. Our first and third fiscal quarters are weaker revenue quarters because our institutions have summer breaks for some portion of one of these two quarters. However, our primary enrollment intakes occur during the first and third quarters. Due to this seasonality, revenues and profits in any one quarter are not necessarily indicative of results in subsequent quarters and may not be correlated to new enrollment in any one quarter. Additionally, seasonality may be affected due to other events that could change the academic calendar at our institutions. See “Item 1A—Risk Factors—Risks Relating to Our Business—We experience seasonal fluctuations in our results of operations” in our 2025 Form 10-K.

Income Tax Expense

Our consolidated income tax provision is derived based on the combined impact of federal, state and foreign income taxes. Also, discrete items can arise in the course of our operations that can further affect the Company’s effective tax rate for the period. Our tax rate fluctuates from period to period due to changes in the mix of earnings between our tax-paying entities and our loss-making entities for which it is not ‘more likely than not’ that a tax benefit will be realized on the loss. See “Item 1A—Risk Factors—Risks Relating to Our Business—We may have exposure to greater-than-anticipated tax liabilities” in our 2025 Form 10-K.

Results of Operations

The following discussion of the results of our operations is organized as follows:

•Comparison of Consolidated Results;
•Non-GAAP Financial Measure; and
•Segment Results.

Comparison of Consolidated Results for the Three Months Ended March 31, 2026 and 2025

			% Change
			Better/(Worse)
(in millions)	2026	2025	2026 vs. 2025
Revenues	$272.6	$236.2	15%
Direct costs	289.0	238.4	(21)%
General and administrative expenses	11.1	11.0	(1)%
Operating loss	(27.5)	(13.2)	(108)%
Interest expense, net of interest income	(1.2)	(0.8)	(50)%
Other non-operating income (expense)	1.5	(3.2)	147%
Loss from continuing operations before income taxes	(27.3)	(17.3)	(58)%
Income tax benefit (expense)	5.7	(2.5)	nm
Loss from continuing operations	(21.6)	(19.8)	(9)%
Income from discontinued operations, net of tax	—	0.2	(100)%
Net loss	(21.6)	(19.6)	(10)%
Net loss attributable to noncontrolling interests	—	0.1	100%
Net loss attributable to Laureate Education, Inc.	$(21.6)	$(19.5)	(11)%
nm - percentage changes not meaningful

Comparison of Consolidated Results for the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

Revenues increased by $36.4 million to $272.6 million for the three months ended March 31, 2026 (the 2026 fiscal quarter) from $236.2 million for the three months ended March 31, 2025 (the 2025 fiscal quarter). This increase in revenues was primarily driven by a net change in foreign currency exchange rates, which increased revenues by $34.8 million, mainly due to the strengthening of the Mexican peso against the USD compared to the 2025 fiscal quarter. In addition, the increase was attributable to the effect of higher average total enrollment at our institutions, which increased revenues by $9.6 million compared to the 2025 fiscal quarter. These increases in revenues were partially offset by changes in tuition rates and enrollments in programs at varying price points (product mix), pricing and timing, which decreased revenues by $7.9 million compared to the 2025 fiscal quarter and included a net unfavorable effect of approximately $9 million from intra-year academic calendar timing attributable to later semester start dates in the 2026 fiscal quarter as compared to the 2025 fiscal quarter. Corporate accounted for the remaining difference of $0.1 million.

Direct costs and general and administrative expenses combined increased by $50.7 million to $300.1 million for the 2026 fiscal quarter from $249.4 million for the 2025 fiscal quarter. This increase was primarily driven by the effect of a net change in foreign currency exchange rates, which increased direct costs by $34.9 million, mainly due to the strengthening of the Mexican peso against the USD compared to the 2025 fiscal quarter. Additionally, the increase was attributable to the effect of operational changes, which increased direct costs by $15.8 million compared to the 2025 fiscal quarter, primarily due to the result of higher enrollment at our institutions.

Operating loss increased by $14.3 million to $(27.5) million for the 2026 fiscal quarter from $(13.2) million for the 2025 fiscal quarter. This change was primarily driven by lower operating income in our Mexico segment, due to the unfavorable effect of the timing of the academic calendar combined with the strengthening of the Mexican peso against the USD, in addition to higher depreciation and amortization expenses related to growth initiatives including campus expansions and new campus investments compared to the 2025 fiscal quarter. This decrease was partially offset by lower operating loss in our Peru segment during the 2026 fiscal quarter compared to the 2025 fiscal quarter due in part to a favorable effect of the timing of the academic calendar.

Other non-operating income (expense) changed by $4.7 million to income of $1.5 million for the 2026 fiscal quarter from an expense of $(3.2) million for the 2025 fiscal quarter. This change was attributable to: (1) a gain on foreign currency exchange during the 2026 fiscal quarter compared to a loss during the 2025 fiscal quarter for a change of $4.2 million, related to revaluation of items denominated in currencies different than the functional currency, including intercompany loan arrangements; and (2) an increase in other income of $0.5 million for the 2026 fiscal quarter.

Income tax benefit (expense) changed by $8.2 million to a benefit of $5.7 million for the 2026 fiscal quarter from an expense of $(2.5) million for the 2025 fiscal quarter. This change mainly resulted from the year-over-year effect of a larger pretax loss during the 2026 fiscal quarter as compared to the 2025 fiscal quarter due primarily to the net unfavorable effect of intra-year academic calendar timing attributable to later semester start dates in the 2026 fiscal quarter than in the 2025 fiscal quarter. In addition, there was a decrease in the statutory interest on certain tax liabilities that is recorded as a component of income tax expense, due to a reduction in the required statutory interest rate as well as a lower average balance of these tax liabilities during the 2026 fiscal quarter as compared to the 2025 fiscal quarter.

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

The following table presents Adjusted EBITDA and reconciles Net loss to Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

			% Change
			Better/(Worse)
(in millions)	2026	2025	2026 vs. 2025
Net loss	$(21.6)	$(19.6)	(10)%
Plus:
Income from discontinued operations, net of tax	—	(0.2)	(100)%
Loss from continuing operations	(21.6)	(19.8)	(9)%
Plus:
Income tax (benefit) expense	(5.7)	2.5	nm
Loss from continuing operations before income taxes	(27.3)	(17.3)	(58)%
Plus:
Foreign currency exchange (gain) loss, net	(1.0)	3.2	131%
Other income, net	(0.4)	—	nm
Interest expense	3.1	2.4	(29)%
Interest income	(1.9)	(1.5)	27%
Operating loss	(27.5)	(13.2)	(108)%
Plus:
Depreciation and amortization	22.6	16.1	(40)%
EBITDA	(4.9)	2.9	nm
Plus:
Share-based compensation expense (a)	2.6	2.5	(4)%
Adjusted EBITDA	$(2.3)	$5.4	(143)%
nm - percentage changes not meaningful
(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”

Comparison of Depreciation and Amortization for the Three Months Ended March 31, 2026 and 2025

Depreciation and amortization increased by $6.5 million to $22.6 million for the 2026 fiscal quarter from $16.1 million for the 2025 fiscal quarter, which was primarily attributable to equipment purchases and campus improvements in Mexico related to growth initiatives including campus expansions and new campus investments that resulted in a higher depreciable asset base, combined with the strengthening of the Mexican peso against the USD compared to the 2025 fiscal quarter.

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

The following table, derived from our consolidated financial statements included elsewhere in this Form 10-Q, present selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended March 31,	2026	2025	2026 vs. 2025
Revenues:
Mexico	$210.6	$189.3	11%
Peru	62.0	46.9	32%
Corporate	—	0.1	(100)%
Consolidated Total Revenues	$272.6	$236.2	15%

Adjusted EBITDA:
Mexico	$41.5	$53.0	(22)%
Peru	(34.9)	(38.8)	10%
Corporate	(8.9)	(8.8)	(1)%
Consolidated Total Adjusted EBITDA	$(2.3)	$5.4	(143)%

Mexico

Financial Overview

Comparison of Mexico Results for the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2025	$189.3	$136.3	$53.0
Enrollment (1)	6.8
Product mix, pricing and timing (1)	(15.1)
Constant currency	(8.3)	9.1	(17.4)
Foreign exchange	29.6	23.7	5.9
March 31, 2026	$210.6	$169.1	$41.5
(1) Enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $21.3 million, an 11% increase from the 2025 fiscal quarter.
•On a constant currency basis, revenue decreased by 4%, primarily driven by an unfavorable impact of approximately $12 million from intra-year academic calendar timing attributable to later semester start dates in the 2026 fiscal quarter compared to the 2025 fiscal quarter.
•Revenues from our Mexico segment represented 77% of our consolidated total revenues for the 2026 fiscal quarter, compared to 80% for the 2025 fiscal quarter.

Adjusted EBITDA decreased by $11.5 million, a 22% decrease from the 2025 fiscal quarter.
•On a constant currency basis, Adjusted EBITDA decreased by 33%, primarily driven by an unfavorable effect of intra-year academic calendar timing attributable to later semester start dates in the 2026 fiscal quarter compared to the 2025 fiscal quarter.

Peru

Financial Overview

Comparison of Peru Results for the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
March 31, 2025	$46.9	$85.7	$(38.8)
Enrollment (1)	2.8
Product mix, pricing and timing (1)	7.1
Constant currency	9.9	2.8	7.1
Foreign exchange	5.2	8.4	(3.2)
March 31, 2026	$62.0	$96.9	$(34.9)
(1) Enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $15.1 million, a 32% increase from the 2025 fiscal quarter.
•On a constant currency basis, revenues increased by 21% and were favorably affected by approximately $3 million from intra-year academic calendar timing in the 2026 fiscal quarter as compared to the 2025 fiscal quarter.
•Revenues from our Peru segment represented 23% of our consolidated total revenues for the 2026 fiscal quarter compared to 20% for the 2025 fiscal quarter.

Adjusted EBITDA increased by $3.9 million, a 10% increase from the 2025 fiscal quarter.
•On a constant currency basis, Adjusted EBITDA increased by 18% compared to the 2025 fiscal quarter, due in part to a favorable effect from academic calendar timing.

Corporate

Corporate revenues primarily represent miscellaneous other revenues, net of the elimination of intersegment revenues.

Comparison of Corporate Results for the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

			% Change
			Better/(Worse)
(in millions)	2026	2025	2026 vs. 2025
Revenues	$—	$0.1	(100)%
Expenses	8.9	8.9	—%
Adjusted EBITDA	$(8.9)	$(8.8)	(1)%

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

As of March 31, 2026, our cash and cash equivalents were $157.4 million. Our cash accounts are maintained with high-quality financial institutions. The Company also maintains a revolving credit facility under its credit agreement (the Amended Credit Agreement) that provides for borrowings of up to $155.0 million of revolving credit loans maturing September 2028 (the Revolving Credit Facility). The credit available to be borrowed under the Amended Credit Agreement, whether as revolving loans or term loans, if any, are referred to herein collectively as the “Senior Secured Credit Facility.” In accordance with the terms of the Amended Credit Agreement, any proceeds drawn on the Revolving Credit Facility may be used for general corporate purposes. As of March 31, 2026, the Company had $75.0 million outstanding balance borrowed under the Revolving Credit Facility.

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

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $5.6 million as of March 31, 2026 and $5.4 million as of December 31, 2025. Restricted cash mainly consists of cash equivalents held as assets for a supplemental employment retention agreement for a former executive.

Indefinite Reinvestment of Historical Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As of March 31, 2026, $147.9 million of our total $157.4 million of cash and cash equivalents were held by foreign subsidiaries. As of December 31, 2025, $130.4 million of our total $146.7 million of cash and cash equivalents were held by foreign subsidiaries. As part of our business strategies, we have determined that the undistributed historical earnings of our foreign operations for which we have not already recorded taxes will be deemed indefinitely reinvested outside of the United States.

Liquidity Requirements

Our liquidity requirements include: funding for debt service (including finance leases); operating lease obligations; payments of deferred compensation; working capital; operating expenses; capital expenditures; stock repurchases; business development activities; and payments of other third-party obligations.

Debt

As of March 31, 2026, our debt obligations consisted of lines of credit and short-term borrowing arrangements of subsidiaries and notes payable, which totaled $63.9 million. In addition, our finance lease obligations were $78.2 million.

Covenants

The Amended Credit Agreement provides, solely with respect to the Revolving Credit Facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, to exceed 3 as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The Amended Credit Agreement also provides that if less than 25% of the Revolving Credit Facility is utilized as of that date, then such financial covenant shall not apply. As of March 31, 2026, more than 25% of the Revolving Credit Facility was utilized, and we were in compliance with the leverage ratio covenant. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with those covenants as of March 31, 2026.

Leases

We conduct a significant portion of our operations from leased facilities, including many of our higher education facilities and other office locations. As of March 31, 2026 and December 31, 2025, the present value of operating lease liabilities was $506.9 million and $387.8 million, respectively.

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

Our total capital expenditures, excluding receipts from the sale of subsidiaries and property and equipment, were $8.3 million and $4.6 million during the three months ended March 31, 2026 and 2025, respectively. The increase in capital expenditures was driven by higher equipment purchases in Mexico during the 2026 fiscal quarter compared to the 2025 fiscal quarter.

Share Repurchase Programs

On September 13, 2024, the Company announced that its Board of Directors had approved a $100 million stock purchase program. On October 30, 2025, the Company announced that its Board of Directors had approved a $150 million increase to the authorization for the Company’s stock repurchase program. On February 19, 2026, the Company announced that its Board of Directors had approved an additional $150 million increase to the existing authorization for the Company’s stock repurchase program, for a total authorization of $400 million that has no fixed expiration date. As of March 31, 2026, the Company had $75.8 million of capacity remaining under its stock repurchase authorization.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2026 and 2025:

(in millions)	2026	2025
Cash provided by (used in):
Operating activities	$61.9	$57.8
Investing activities	(8.3)	(4.6)
Financing activities	(41.3)	(34.6)
Effects of exchange rates changes on cash	(1.4)	0.9
Change in cash included in current assets held for sale	—	(0.4)
Net change in cash and cash equivalents and restricted cash	$10.9	$19.1

Comparison of Cash Flows for the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

Operating Activities
Cash provided by operating activities increased by $4.1 million to $61.9 million for the 2026 fiscal quarter from $57.8 million for the 2025 fiscal quarter. This increase in operating cash flows was primarily attributable to the net effect of changes in operating assets and liabilities, which increased operating cash by $14.0 million compared to the 2025 fiscal quarter. This increase was partially offset by higher cash paid for taxes in Mexico and Peru of $9.6 million, from $18.5 million for the 2025 fiscal quarter to $28.1 million for the 2026 fiscal quarter, due to an increase in the taxes that were payable during the 2026 fiscal quarter upon filing the 2025 annual tax returns, as compared to the taxes that were payable during the 2025 fiscal quarter upon filing the 2024 annual tax returns, attributable to an increase in year-over-year taxable income for tax year 2025 compared to tax year 2024. In addition, there was an increase in cash paid for interest of $0.3 million, from $2.0 million for the 2025 fiscal quarter to $2.3 million for the 2026 fiscal quarter, due to higher average debt balances.

Investing Activities

Cash used in investing activities increased by $3.7 million to $(8.3) million for the 2026 fiscal quarter from $(4.6) million for the 2025 fiscal quarter. This increase in investing cash outflows was attributable to higher capital expenditures of $3.7 million during the 2026 fiscal quarter compared to the 2025 fiscal quarter, driven by higher equipment purchases in Mexico.

Financing Activities

Cash used in financing activities increased by $6.7 million to $(41.3) million for the 2026 fiscal quarter from $(34.6) million for the 2025 fiscal quarter. This increase in financing cash outflows was primarily attributable to a $68.7 million increase in common stock repurchases during the 2026 fiscal quarter compared to the 2025 fiscal quarter. This change was partially offset by $63.9 million of higher net proceeds from debt borrowings on the Revolving Credit Facility to partially fund the Company’s share repurchases during the 2026 fiscal quarter. Other items accounted for the remaining difference of $1.9 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2025 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2025 Form 10-K. During the three months ended March 31, 2026, there were no significant changes to our critical accounting policies.

Recently Adopted Accounting Standards

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2025 Form 10-K. There have been no significant changes in our market risk exposures since our December 31, 2025 fiscal year end.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this item can be found under “Contingencies” in Note 6, Commitments and Contingencies, of the notes to the consolidated financial statements included elsewhere in this Form 10-Q and is incorporated by reference into this Item 1.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in “Item 1A. Risk Factors” in our 2025 Form 10‑K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (amounts in the table below shown in thousands, except per share amounts)

The following table provides a summary of the Company’s purchases of its common stock during the three months ended March 31, 2026 pursuant to the Company’s previously authorized share repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares yet to be purchased under the plans or programs (1)
1/1/26 - 1/31/26	196	$33.58	196	$24,310
2/1/26 - 2/28/26	858	$33.46	858	145,616
3/1/26 - 3/31/26	2,114	$33.03	2,114	75,795
Total	3,168	$33.18	3,168	$75,795
(1) On September 13, 2024, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $100 million of the Company’s common stock. On October 30, 2025, the Company announced that its Board of Directors had approved a $150 million increase to the authorization for the Company’s stock repurchase program. On February 19, 2026, the Company announced that its Board of Directors had approved an additional $150 million increase to the existing authorization for the Company’s stock repurchase program, for a total authorization of $400 million that has no fixed expiration date. As of March 31, 2026, the Company had $75.8 million of capacity remaining under its stock repurchase authorization. The Company’s repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Exchange Act. Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s Board of Directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program at any time.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Seventh Amendment to Independent Contractor and Consultant Agreement as of March 1, 2026 between Laureate Education, Inc. and MC Consultoria and Assesoria Empresarial LTDA
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ RICHARD M. BUSKIRK
Richard M. Buskirk
Senior Vice President and Chief Financial Officer
Date: April 30, 2026

/s/ GERARD M. KNAUER
Gerard M. Knauer
Vice President, Accounting and Global Controller
Date: April 30, 2026