Form 10-Q
period 2026-06-30
LAUREATE EDUCATION, INC.
filed 2026-07-30
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2026
Common stock, par value $0.004 per share	137,749,360

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended June 30,	2026	2025
	(Unaudited)	(Unaudited)
Revenues	$615,863	$524,156
Costs and expenses:
Direct costs	378,197	317,351
General and administrative expenses	14,244	13,468
Operating income	223,422	193,337
Interest income	1,532	1,369
Interest expense	(4,168)	(3,145)
Other income, net	22	804
Foreign currency exchange loss, net	(2,038)	(25,576)
Income from continuing operations before income taxes	218,770	166,789
Income tax expense	(81,667)	(69,359)
Income from continuing operations	137,103	97,430
Loss from discontinued operations, net of tax of $0 for both periods	—	(4)
Net income	137,103	97,426
Net income attributable to noncontrolling interests	—	(2,343)
Net income attributable to Laureate Education, Inc.	$137,103	$95,083

Basic and diluted earnings (loss) per share:
Income from continuing operations	$0.98	$0.65
Loss from discontinued operations	—	—
Basic and diluted earnings per share	$0.98	$0.65
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the six months ended June 30,	2026	2025
	(Unaudited)	(Unaudited)
Revenues	$888,475	$760,318
Costs and expenses:
Direct costs	667,202	555,714
General and administrative expenses	25,378	24,458
Operating income	195,895	180,146
Interest income	3,438	2,888
Interest expense	(7,307)	(5,511)
Other income, net	461	789
Foreign currency exchange loss, net	(1,022)	(28,775)
Income from continuing operations before income taxes and equity in net income of affiliates	191,465	149,537
Income tax expense	(75,956)	(71,876)
Equity in net income of affiliates, net of tax	—	3
Income from continuing operations	115,509	77,664
Income from discontinued operations, net of tax of $0 for both periods	—	209
Net income	115,509	77,873
Net income attributable to noncontrolling interests	—	(2,286)
Net income attributable to Laureate Education, Inc.	$115,509	$75,587

Basic earnings per share:
Income from continuing operations	$0.82	$0.51
Income from discontinued operations	—	—
Basic earnings per share	$0.82	$0.51
Diluted earnings per share:
Income from continuing operations	$0.82	$0.50
Income from discontinued operations	—	—
Diluted earnings per share	$0.82	$0.50
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended June 30,	2026	2025
	(Unaudited)	(Unaudited)
Net income	$137,103	$97,426
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $0 for both periods	27,236	73,364
Total other comprehensive income	27,236	73,364
Comprehensive income	164,339	170,790
Net comprehensive income attributable to noncontrolling interests	(1)	(2,343)
Comprehensive income attributable to Laureate Education, Inc.	$164,338	$168,447
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the six months ended June 30,	2026	2025
	(Unaudited)	(Unaudited)
Net income	$115,509	$77,873
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $0 for both periods	15,377	82,697
Minimum pension liability adjustment, net of tax of $0 for both periods	48	—
Total other comprehensive income	15,425	82,697
Comprehensive income	130,934	160,570
Net comprehensive income attributable to noncontrolling interests	—	(2,283)
Comprehensive income attributable to Laureate Education, Inc.	$130,934	$158,287
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	June 30, 2026	December 31, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$161,674	$146,703
Restricted cash	5,708	5,372
Receivables:
Accounts and notes receivable	285,853	244,070
Other receivables	1,952	15,735
Allowance for doubtful accounts	(128,271)	(125,056)
Receivables, net	159,534	134,749
Income tax receivable	3,928	2,568
Prepaid expenses and other current assets	34,529	28,956
Total current assets	365,373	318,348
Property and equipment:
Land	161,666	162,595
Buildings	417,203	397,102
Furniture, equipment and software	613,801	596,546
Leasehold improvements	163,615	159,875
Construction in-progress	34,953	26,704
Accumulated depreciation and amortization	(744,072)	(714,206)
Property and equipment, net	647,166	628,616
Operating lease right-of-use assets, net	466,215	335,626
Goodwill	648,304	637,300
Tradenames, net	168,134	166,195
Deferred costs, net	4,841	4,537
Deferred income taxes	78,056	72,159
Other assets	43,685	41,888
Long-term assets held for sale	1,717	1,681
Total assets	$2,423,491	$2,206,350
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	June 30, 2026	December 31, 2025
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$57,068	$57,126
Accrued expenses	83,371	72,669
Accrued compensation and benefits	99,884	112,591
Deferred revenue and student deposits	121,193	80,161
Current portion of operating leases	45,774	55,971
Current portion of long-term debt and finance leases	57,552	54,585
Income taxes payable	15,954	13,225
Other current liabilities	32,681	26,579
Total current liabilities	513,477	472,907
Long-term operating leases, less current portion	466,153	331,792
Long-term debt and finance leases, less current portion	164,513	73,123
Deferred compensation	7,680	7,482
Income taxes payable	74,439	78,979
Deferred income taxes	15,616	15,590
Other long-term liabilities	40,107	37,717
Total liabilities	1,281,985	1,017,590
Redeemable equity	699	1,398
Stockholders' equity:
Preferred stock, par value $0.001 per share – 50,000 shares authorized and no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.004 per share – 700,000 shares authorized, 137,749 shares issued and outstanding as of June 30, 2026 and 142,940 shares issued and outstanding as of December 31, 2025	551	572
Additional paid-in capital	1,039,885	1,075,460
Retained earnings	390,505	416,889
Accumulated other comprehensive loss	(289,559)	(304,984)
Total Laureate Education, Inc. stockholders' equity	1,141,382	1,187,937
Noncontrolling interests	(575)	(575)
Total stockholders' equity	1,140,807	1,187,362
Total liabilities and stockholders' equity	$2,423,491	$2,206,350
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the six months ended June 30,	2026	2025
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net income	$115,509	$77,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,598	33,737
Amortization of operating lease right-of-use assets	17,432	16,977
Gain on lease terminations and disposals of subsidiaries and property and equipment, net	(94)	(265)
Non-cash interest expense	1,118	762
Non-cash share-based compensation expense	6,739	5,944
Bad debt expense	31,237	23,701
Deferred income taxes	(4,596)	(1,791)
Unrealized foreign currency exchange loss	651	28,866
Other, net	(11,924)	(7,069)
Changes in operating assets and liabilities:
Receivables	(56,023)	(72,350)
Prepaid expenses and other assets	(7,762)	(493)
Accounts payable and accrued expenses	10,299	3,401
Income tax receivable/payable, net	(3,655)	11,071
Deferred revenue and other liabilities	28,364	11,467
Net cash provided by operating activities	172,893	131,831
Cash flows from investing activities
Purchase of property and equipment	(35,514)	(17,879)
Receipts from sales of property and equipment	50	134
Net cash used in investing activities	(35,464)	(17,745)
Cash flows from financing activities
Borrowings on debt	143,023	86,053
Payments on debt	(75,225)	(85,617)
Payments of dividend equivalent rights for vested share-based awards	(115)	(455)
Proceeds from exercise of stock options	82	128
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(4,603)	(2,345)
Payments to repurchase common stock and excise tax payments	(185,865)	(71,591)
Net cash used in financing activities	(122,703)	(73,827)
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	581	4,775
Change in cash included in current assets held for sale	—	(815)
Net change in Cash and cash equivalents and Restricted cash	15,307	44,219
Cash and cash equivalents and Restricted cash at beginning of period	152,075	97,854
Cash and cash equivalents and Restricted cash at end of period	$167,382	$142,073
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

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the three months ended June 30, 2026 and 2025:

	Mexico	Peru	Corporate(1)	Total
2026
Tuition and educational services	$389,895	$368,647	$—	$758,542	123%
Other	36,536	30,472	12	67,020	11%
Gross revenue	426,431	399,119	12	825,562	134%
Less: Discounts / waivers / scholarships	(157,435)	(52,264)	—	(209,699)	(34)%
Total	$268,996	$346,855	$12	$615,863	100%
2025
Tuition and educational services	$306,224	$320,360	$—	$626,584	120%
Other	27,650	22,402	53	50,105	9%
Gross revenue	333,874	342,762	53	676,689	129%
Less: Discounts / waivers / scholarships	(116,505)	(36,028)	—	(152,533)	(29)%
Total	$217,369	$306,734	$53	$524,156	100%
(1) Includes the elimination of inter-segment revenues.

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the six months ended June 30, 2026 and 2025:

	Mexico	Peru	Corporate(1)	Total
2026
Tuition and educational services	$672,238	$422,410	$—	$1,094,648	123%
Other	79,182	45,290	28	124,500	14%
Gross revenue	751,420	467,700	28	1,219,148	137%
Less: Discounts / waivers / scholarships	(271,782)	(58,891)	—	(330,673)	(37)%
Total	$479,638	$408,809	$28	$888,475	100%
2025
Tuition and educational services	$550,293	$359,867	$—	$910,160	120%
Other	67,250	33,449	104	100,803	13%
Gross revenue	617,543	393,316	104	1,010,963	133%
Less: Discounts / waivers / scholarships	(210,919)	(39,726)	—	(250,645)	(33)%
Total	$406,624	$353,590	$104	$760,318	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $285,853 and $244,070 as of June 30, 2026 and December 31, 2025, respectively. The increase in the contract assets balance at June 30, 2026 compared to December 31, 2025 was primarily driven by enrollment cycles. The first and third calendar quarters generally coincide with the primary and secondary intakes for our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $121,193 and $80,161 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively. The increase in the contract liability balance during the period ended June 30, 2026 was the result of semester billings and cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during the period. Revenue recognized during the six months ended June 30, 2026 that was included in the contract liability balance at the beginning of the year was approximately $64,356.

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

In Peru, private universities are increasingly providing the capacity to meet growing demand in the higher-education market. Laureate owns three institutions in Peru, with a footprint of 18 campuses.

Inter-segment transactions are accounted for in a similar manner as third-party transactions and are eliminated in consolidation. The Corporate amounts presented in the following tables include corporate charges that were not allocated to our reportable segments and adjustments to eliminate inter-segment items.

The chief operating decision maker uses Adjusted EBITDA to evaluate performance and to allocate resources for each segment in the annual budget and monthly forecasting process. Adjusted EBITDA is defined as Income from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Gain on disposal of subsidiaries, net, Foreign currency exchange loss, net, Other income, net, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, and Share-based compensation expense. The chief operating decision maker considers budget-to-actual variances for Adjusted EBITDA when making decisions about allocating resources to the segments.

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

The following table presents a reconciliation of Adjusted EBITDA of our reportable segments to Income from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Adjusted EBITDA of reportable segments:
Mexico	$70,589	$57,417	$112,066	$110,376
Peru	190,771	167,234	155,830	128,392
Total Adjusted EBITDA of reportable segments	261,360	224,651	267,896	238,768
Reconciling items:
Corporate	(10,800)	(10,174)	(19,664)	(18,941)
Depreciation and amortization expense	(23,015)	(17,659)	(45,598)	(33,737)
Share-based compensation expense	(4,123)	(3,481)	(6,739)	(5,944)
Operating income	223,422	193,337	195,895	180,146
Interest income	1,532	1,369	3,438	2,888
Interest expense	(4,168)	(3,145)	(7,307)	(5,511)
Other income, net	22	804	461	789
Foreign currency loss, net	(2,038)	(25,576)	(1,022)	(28,775)
Income from continuing operations before income taxes and equity in net income of affiliates	$218,770	$166,789	$191,465	$149,537

The following table presents significant segment expenses of our reportable segments:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Mexico
Revenues	$268,996	$217,369	$479,638	$406,624
Less:
Labor costs	96,375	81,652	177,142	146,081
Lease and other facilities costs	29,060	25,108	56,066	48,199
Advertising costs	19,052	14,371	35,308	27,049
Other costs (1)	53,920	38,821	99,056	74,919
Adjusted EBITDA	$70,589	$57,417	$112,066	$110,376

Peru
Revenues	$346,855	$306,734	$408,809	$353,590
Less:
Labor costs	94,173	85,065	151,584	133,515
Lease and other facilities costs	8,823	8,504	15,736	15,878
Advertising costs	14,735	10,003	28,356	19,964
Other costs (1)	38,353	35,928	57,303	55,841
Adjusted EBITDA	$190,771	$167,234	$155,830	$128,392
(1) Other costs for each reportable segment include: professional services expense, technology expense, bad debt and other direct costs.

The following table presents other financial information of our reportable segments:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Mexico
Depreciation and amortization expense	$14,532	$10,444	$28,878	$19,743
Expenditures for long-lived assets	$13,226	$5,820	$19,454	$8,400

Peru
Depreciation and amortization expense	$8,482	$7,042	$16,710	$13,642
Expenditures for long-lived assets	$13,185	$7,447	$15,287	$9,478

The following table presents the total assets of our reportable segments:

	June 30, 2026	December 31, 2025
Assets
Mexico	$1,555,988	$1,383,658
Peru	738,483	674,902
Corporate	129,020	147,790
Total assets	$2,423,491	$2,206,350

Note 4. Goodwill

The change in the net carrying amount of Goodwill from December 31, 2025 through June 30, 2026 was composed of the following items:

	Mexico	Peru	Total
Balance at December 31, 2025	$557,241	$80,059	$637,300
Currency translation adjustments	12,348	(1,344)	11,004
Balance at June 30, 2026	$569,589	$78,715	$648,304

Note 5. Debt

Outstanding long-term debt was as follows:

	June 30, 2026	December 31, 2025
Senior long-term debt:
Senior Secured Credit Facility	$75,000	$—
Other debt:
Lines of credit	42,556	43,278
Note payable	21,822	22,313
Total senior and other debt	139,378	65,591
Finance lease obligations	83,789	63,463
Total long-term debt and finance leases	223,167	129,054
Less: total unamortized deferred financing costs	1,102	1,346
Less: current portion of long-term debt and finance leases	57,552	54,585
Long-term debt and finance leases, less current portion	$164,513	$73,123

Senior Secured Credit Facility

The Company maintains a revolving credit facility (the Revolving Credit Facility) under its credit agreement (the Amended Credit Agreement) that provides for $155,000 of revolving credit loans maturing September 18, 2028. The credit available to be borrowed under the Amended Credit Agreement, whether as revolving loans or term loans, if any, are referred to herein collectively as the “Senior Secured Credit Facility.” As of June 30, 2026 and December 31, 2025, the Senior Secured Credit Facility had a total outstanding balance of $75,000 and $0, respectively.

Peru Term Loan

On June 30, 2026, a Laureate subsidiary in Peru, Universidad Privada del Norte (UPN), entered into an agreement to borrow PEN 205,000 (approximately $60,000 at June 30, 2026). The loan bears interest at a fixed rate of 6.45% per annum and interest payments are due quarterly. Quarterly principal payments in the amount of PEN 10,250 ($2,998 at June 30, 2026) are payable beginning in October 2028 through the loan’s maturity date in July 2033. As of June 30, 2026, there was no balance outstanding on this loan as the proceeds were not received until early July 2026. The terms of the loan specify that the proceeds may be used for financing or paying capital expenditures, as well as refinancing working capital lines of credit or other debt. In July 2026, UPN used approximately $41,000 of the total proceeds to repay working capital lines of credit and expects to use the remaining loan proceeds to fund capital expenditures related to campus expansions. As collateral for the loan, UPN pledged assets at four of its campus locations. The loan carries certain quarterly financial covenants that become effective September 30, 2026.

Estimated Fair Value of Debt

As of June 30, 2026 and December 31, 2025, the estimated fair value of our debt approximated its carrying value.

Certain Covenants

As of June 30, 2026, our Amended Credit Agreement contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Amended Credit Agreement provides, solely with respect to the Revolving Credit Facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, to exceed 3 as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The Amended Credit Agreement also provides that if less than 25% of the Revolving Credit Facility is utilized as of that date, then such financial covenant shall not apply. As of June 30, 2026, more than 25% of the Revolving Credit Facility was utilized, and we were in compliance with the leverage ratio covenant. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with these covenants as of June 30, 2026.

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

Income Tax Contingencies

As of June 30, 2026 and December 31, 2025, Laureate had recorded cumulative liabilities for income tax contingencies of $74,439 and $78,979, respectively.

Non-Income Tax Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of June 30, 2026 and December 31, 2025, approximately $13,000 and $12,800, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets.

We have also identified certain loss contingencies that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies could be up to approximately $20,500 if the outcomes were unfavorable.

Guarantees

During the first quarter of 2021, one of our Peruvian institutions issued a bank guarantee in order to appeal a tax assessment received related to tax audits of 2014 and 2015. As of June 30, 2026 and December 31, 2025, the total amount of the guarantee was approximately $7,900 and $8,100, respectively. During the second quarter of 2026, the Peruvian institution paid the related assessment and expects to obtain a release of the bank guarantee in the third quarter of 2026.

During the third quarter of 2025, one of our Mexican institutions issued a bank guarantee in order to appeal an assessment received related to a tax audit of 2017. As of June 30, 2026 and December 31, 2025, the total amount of the guarantee was approximately $12,800 and $12,500, respectively.

Note 7. Stockholders’ Equity

The components of net changes in stockholders’ equity for the six months ended June 30, 2026 are as follows:

	Laureate Education, Inc. Stockholders
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2025	142,940	$572	$1,075,460	$416,889	$(304,984)	$(575)	$1,187,362
Non-cash share-based compensation	—	—	2,616	—	—	—	2,616
Purchase and retirement of common stock	(3,168)	(13)	(23,835)	(82,307)	—	—	(106,155)
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	206	1	(2,364)	—	—	—	(2,363)
Net loss	—	—	—	(21,594)	—	—	(21,594)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	(11,858)	(1)	(11,859)
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	48	—	48
Balance at March 31, 2026	139,978	$560	$1,051,877	$312,988	$(316,794)	$(576)	$1,048,055
Non-cash share-based compensation	—	—	4,123	—	—	—	4,123
Purchase and retirement of common stock	(2,237)	(9)	(16,814)	(59,586)	—	—	(76,409)
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	8	—	—	—	—	—	—
Reclassification of redeemable equity to non-redeemable equity	—	—	699	—	—	—	699
Net income	—	—	—	137,103	—	—	137,103
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	27,235	1	27,236
Balance at June 30, 2026	137,749	$551	$1,039,885	$390,505	$(289,559)	$(575)	$1,140,807

Stock Repurchases

On September 13, 2024, the Company announced that its Board of Directors had approved a $100,000 stock purchase program. On October 30, 2025, the Company announced that its Board of Directors had approved a $150,000 increase to the authorization for the Company’s stock repurchase program. On February 19, 2026, the Company announced that its Board of Directors had approved an additional $150,000 increase to the existing authorization for the Company’s stock repurchase program, for a total authorization of $400,000.

As of June 30, 2026, the Company had $184 of capacity remaining under its stock repurchase authorization. On July 30, 2026, the Company announced that its Board of Directors had approved an additional $150,000 increase to the existing authorization for the Company’s stock repurchase program, which has no fixed expiration date. The Company intends to finance the repurchases with free cash flow, excess cash and liquidity on-hand, including available capacity under its Revolving Credit Facility. The Company’s proposed repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Exchange Act. Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s Board of Directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program. Under this stock repurchase program, all shares repurchased are immediately retired. Upon retirement of repurchased stock, the excess of the purchase price plus excise tax over par value is allocated to additional paid-in capital, subject to certain limitations. Any remainder is allocated to retained earnings to the extent that positive retained earnings exist.

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

Share-based Compensation Expense

During the three and six months ended June 30, 2026 and 2025, the Company recorded share-based compensation expense for restricted stock unit awards of $4,123 and $3,481, respectively, and $6,739 and $5,944, respectively.

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

	June 30, 2026			December 31, 2025
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation adjustment	$(298,233)	$961	$(297,272)	$(313,610)	$961	$(312,649)
Unrealized gain on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(1,742)	—	(1,742)	(1,790)	—	(1,790)
Accumulated other comprehensive loss	$(289,559)	$961	$(288,598)	$(304,984)	$961	$(304,023)

Note 8. Income Taxes

Laureate’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the six months ended June 30, 2026 and 2025 are based on estimated full-year effective tax rates, adjusted for discrete income tax items related specifically to the interim periods. Laureate has operations in multiple countries at various statutory tax rates and other operations that are loss-making entities for which it is not ‘more likely than not’ that a tax benefit will be realized on the loss.

For the six months ended June 30, 2026, the Company recognized income tax expense of $75,956, as compared to $71,876 in the prior-year period.

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

The following tables summarize the computations of basic and diluted earnings per share:

For the three months ended June 30,	2026	2025
Numerator used in basic and diluted earnings per common share for continuing operations:
Income from continuing operations	$137,103	$97,430
Income attributable to noncontrolling interests	—	(2,343)
Net income from continuing operations for basic and diluted earnings per share	$137,103	$95,087

Numerator used in basic and diluted earnings per common share for discontinued operations:
Loss from discontinued operations, net of tax	$—	$(4)

Denominator used in basic and diluted earnings per common share:
Basic weighted average shares outstanding	139,214	146,122
Dilutive effect of stock options	238	225
Dilutive effect of restricted stock units	487	426
Diluted weighted average shares outstanding	139,939	146,773

Basic and diluted earnings (loss) per share:
Income from continuing operations	$0.98	$0.65
Loss from discontinued operations	—	—
Basic and diluted earnings per share	$0.98	$0.65

For the six months ended June 30,	2026	2025
Numerator used in basic and diluted earnings per common share for continuing operations:
Income from continuing operations	$115,509	$77,664
Income attributable to noncontrolling interests	—	(2,286)
Net income from continuing operations for basic and diluted earnings per share	$115,509	$75,378

Numerator used in basic and diluted earnings per common share for discontinued operations:
Net income from discontinued operations for basic and diluted earnings per share	$—	$209

Denominator used in basic and diluted earnings per common share:
Basic and diluted weighted average shares outstanding	140,746	149,081
Dilutive effect of stock options	242	225
Dilutive effect of restricted stock units	569	448
Diluted weighted average shares outstanding	141,557	149,754

Basic earnings per share:
Income from continuing operations	$0.82	$0.51
Income from discontinued operations	—	—
Basic earnings per share	$0.82	$0.51
Diluted earnings per share:
Income from continuing operations	$0.82	$0.50
Income from discontinued operations	—	—
Diluted earnings per share	$0.82	$0.50

The following table summarizes the number of restricted stock units that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Restricted stock units	91	17	73	8

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

Note 11. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the June 30, 2025 balance. The June 30, 2026 and June 30, 2025 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025	December 31, 2025
Cash and cash equivalents	$161,674	$135,348	$146,703
Restricted cash	5,708	6,725	5,372
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$167,382	$142,073	$152,075

Restricted cash represents cash that is not immediately available for use in current operations.

Supplemental Noncash Information

During the first quarter of 2026, the Company recorded additional operating lease right-of-use assets and operating lease liabilities of approximately $134,000 that were predominantly related to the extension of leases for campus real estate in our Mexico segment.

Note 12. Subsequent Events

As discussed in Note 7, Stockholders’ Equity, on July 30, 2026, the Company announced that its Board of Directors had approved an additional $150,000 increase to the existing authorization for the Company’s stock repurchase program, which has no fixed expiration date.

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

Overview

Our Business

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. Collectively, we have approximately 501,400 students enrolled at five institutions in these two countries. We believe that the higher education markets in Mexico and Peru present an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in those markets. We believe that the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education, creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy. We have two reportable segments as described below. We group our institutions by geography in Mexico and Peru for reporting purposes.

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

•In Peru, private universities are increasingly providing the capacity to meet growing demand and constitute approximately 76% of the total higher-education market. Laureate owns three institutions in Peru, with a footprint of 18 campuses.

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

The following information for our reportable segments is presented as of June 30, 2026:

	Institutions	Enrollment	2026 YTD Revenues ($ in millions)	% Contribution to 2026 YTD Revenues
Mexico	2	249,100	$479.6	54%
Peru	3	252,300	408.8	46%
Total	5	501,400	$888.5	100%

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

•Comparison of Consolidated Results;
•Non-GAAP Financial Measure; and
•Segment Results.

Summary Comparison of Consolidated Results

Comparison of Consolidated Results for the Three Months Ended June 30, 2026 and 2025

			% Change
			Better/(Worse)
(in millions)	2026	2025	2026 vs. 2025
Revenues	$615.9	$524.2	17%
Direct costs	378.2	317.4	(19)%
General and administrative expenses	14.2	13.5	(5)%
Operating income	223.4	193.3	16%
Interest expense, net of interest income	(2.7)	(1.7)	(59)%
Other non-operating expense	(2.0)	(24.8)	92%
Income from continuing operations before income taxes	218.8	166.8	31%
Income tax expense	(81.7)	(69.4)	(18)%
Income from continuing operations	137.1	97.4	41%
Loss from discontinued operations, net of tax	—	—	nm
Net income	137.1	97.4	41%
Net income attributable to noncontrolling interests	—	(2.3)	(100)%
Net income attributable to Laureate Education, Inc.	$137.1	$95.1	44%
nm - percentage changes not meaningful

Comparison of Consolidated Results for the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

Revenues increased by $91.7 million to $615.9 million for the three months ended June 30, 2026 (the 2026 fiscal quarter) from $524.2 million for the three months ended June 30, 2025 (the 2025 fiscal quarter). The increase was attributable to: (1) a net change in foreign currency exchange rates which increased revenues by $51.1 million, due to the strengthening of the Mexican peso and the Peruvian nuevo sol against the USD compared to the 2025 fiscal quarter; (2) the effect of higher average total enrollment at our institutions during the 2026 fiscal quarter, which increased revenues by $31.8 million compared to the 2025 fiscal quarter; and (3) the effect of changes in tuition rates and enrollments in programs at varying price points (product mix), pricing and timing, which increased revenues by $8.9 million, compared to the 2025 fiscal quarter. These increases were partially offset by changes in Other Corporate and Eliminations which accounted for a decrease in revenues of $0.1 million.

Direct costs and general and administrative expenses combined increased by $61.5 million to $392.4 million for the 2026 fiscal quarter from $330.9 million for the 2025 fiscal quarter. This increase was primarily driven by the effect of a net change in foreign currency exchange rates, which increased direct costs by $33.1 million, due to the strengthening of the Mexican peso and the Peruvian nuevo sol against the USD compared to the 2025 fiscal quarter. Additionally, the increase was attributable to the effect of operational changes, which increased direct costs by $27.9 million, primarily due to the result of higher enrollment at our institutions. Other Corporate expenses accounted for an increase in costs of $0.5 million for the 2026 fiscal quarter compared to the 2025 fiscal quarter.

Operating income increased by $30.1 million to $223.4 million for the 2026 fiscal quarter from $193.3 million for the 2025 fiscal quarter, driven by higher operating income at our Peru and Mexico segments.

Other non-operating expense decreased by $22.8 million to $2.0 million for the 2026 fiscal quarter from $24.8 million for the 2025 fiscal quarter. This decrease was primarily attributable to a smaller foreign currency exchange loss during the 2026 fiscal quarter compared to the 2025 fiscal quarter for a change of $23.6 million, related to revaluation of items denominated in currencies different than the functional currency, including intercompany loan arrangements. Other income accounted for the remaining change of $0.8 million.

Income tax expense increased by $12.3 million to $81.7 million for the 2026 fiscal quarter from $69.4 million for the 2025 fiscal quarter. This increase was partially attributable to the year-over-year effect of higher pretax income during the 2026 fiscal quarter as compared to the 2025 fiscal quarter as well as the year-over-year effect of a discrete tax benefit that was recorded during the 2025 fiscal quarter upon resolution of a tax contingency related to a dormant subsidiary.

Comparison of Consolidated Results for the Six Months Ended June 30, 2026 and 2025

			% Change
			Better/(Worse)
(in millions)	2026	2025	2026 vs. 2025
Revenues	$888.5	$760.3	17%
Direct costs	667.2	555.7	(20)%
General and administrative expenses	25.4	24.5	(4)%
Operating income	195.9	180.1	9%
Interest expense, net of interest income	(3.9)	(2.6)	(50)%
Other non-operating expense	(0.6)	(28.0)	98%
Income from continuing operations before income taxes	191.5	149.5	28%
Income tax expense	(76.0)	(71.9)	(6)%
Income from continuing operations	115.5	77.7	49%
Income from discontinued operations, net of tax	—	0.2	(100)%
Net income	115.5	77.9	48%
Net income attributable to noncontrolling interests	—	(2.3)	(100)%
Net income attributable to Laureate Education, Inc.	$115.5	$75.6	53%

Comparison of Consolidated Results for the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

Revenues increased by $128.2 million to $888.5 million for the six months ended June 30, 2026 (the 2026 fiscal period) from $760.3 million for the six months ended June 30, 2025 (the 2025 fiscal period). The increase in revenues was attributable to: (1) a net change in foreign currency exchange rates which increased revenues by $85.9 million, due to the strengthening of the Mexican peso and the Peruvian nuevo sol against the USD compared to the 2025 fiscal period; (2) the effect of higher average total enrollment at our institutions during the 2026 fiscal period, which increased revenues by $41.5 million compared to the 2025 fiscal period; and (3) the effect of changes in product mix, pricing and timing, which increased revenues by $0.9 million compared to the 2025 fiscal period and included a net unfavorable effect of approximately $9 million from intra-year academic calendar timing attributable to later semester start dates in the 2026 fiscal period as compared to the 2025 fiscal quarter. Corporate accounted for the remaining difference of $0.1 million.

Direct costs and general and administrative expenses combined increased by $112.4 million to $692.6 million for the 2026 fiscal period from $580.2 million for the 2025 fiscal period. This increase was primarily driven by the effect of a net change in foreign currency exchange rates, which increased direct costs by $68.0 million, mainly due to the strengthening of the Mexican peso and the Peruvian nuevo sol against the USD compared to the 2025 fiscal period. Additionally, the increase was attributable to the effect of operational changes, which increased direct costs by $43.7 million compared to the 2025 fiscal period, primarily due to the result of higher enrollment at our institutions. Corporate accounted for the remaining difference of $0.7 million.

Operating income increased by $15.8 million to $195.9 million for the 2026 fiscal period from $180.1 million for the 2025 fiscal period. This change was primarily driven by higher operating income in our Peru segment, partially offset by a lower operating income in our Mexico segment during the 2026 fiscal period compared to the 2025 fiscal period, partially due to an unfavorable effect of the timing of the academic calendar as well as higher depreciation and amortization expenses related to growth initiatives including campus expansions and new campus investments.

Other non-operating expense decreased by $27.4 million to $0.6 million for the 2026 fiscal period from $28.0 million for the 2025 fiscal period. This decrease was attributable to a smaller foreign currency exchange loss during the 2026 fiscal period compared to the 2025 fiscal period for a change of $27.8 million, related to revaluation of items denominated in currencies different than the functional currency, including intercompany loan arrangements. A decrease in other income accounted for the remaining change of $0.4 million for the 2026 fiscal period.

Income tax expense increased by $4.1 million to $76.0 million for the 2026 fiscal period from $71.9 million for the 2025 fiscal period. This increase was attributable to higher pretax income for the 2026 fiscal period as compared to the 2025 fiscal period, combined with the net effect of a discrete tax benefit that was recorded during the 2025 fiscal period upon resolution of a tax contingency related to a dormant subsidiary as well as capital redemption tax expense that was recorded in the 2025 fiscal period.

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

The following table presents Adjusted EBITDA and reconciles Net income to Adjusted EBITDA for the three months ended June 30, 2026 and 2025:

			% Change
			Better/(Worse)
(in millions)	2026	2025	2026 vs. 2025
Net income	$137.1	$97.4	41%
Plus:
Loss from discontinued operations, net of tax	—	—	nm
Income from continuing operations	137.1	97.4	41%
Plus:
Income tax expense	81.7	69.4	(18)%
Income from continuing operations before income taxes	218.8	166.8	31%
Plus:
Foreign currency exchange loss, net	2.0	25.6	92%
Other income, net	—	(0.8)	(100)%
Interest expense	4.2	3.1	(35)%
Interest income	(1.5)	(1.4)	7%
Operating income	223.4	193.3	16%
Plus:
Depreciation and amortization	23.0	17.7	(30)%
EBITDA	246.4	211.0	17%
Plus:
Share-based compensation expense (a)	4.1	3.5	(17)%
Adjusted EBITDA	$250.6	$214.5	17%
nm - percentage changes not meaningful
(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”

Comparison of Depreciation and Amortization for the Three Months Ended June 30, 2026 and 2025

Depreciation and amortization increased by $5.3 million to $23.0 million for the 2026 fiscal quarter from $17.7 million for the 2025 fiscal quarter, which was primarily attributable to equipment purchases and campus improvements in Mexico related to growth initiatives including campus expansions and new campus investments that resulted in a higher depreciable asset base, combined with the strengthening of the Mexican peso against the USD compared to the 2025 fiscal quarter.

The following table presents Adjusted EBITDA and reconciles Net income to Adjusted EBITDA for the six months ended June 30, 2026 and 2025:

			% Change
			Better/(Worse)
(in millions)	2026	2025	2026 vs. 2025
Net income	$115.5	$77.9	48%
Plus:
Income from discontinued operations, net of tax	—	(0.2)	(100)%
Income from continuing operations	115.5	77.7	49%
Plus:
Income tax expense	76.0	71.9	(6)%
Income from continuing operations before income taxes	191.5	149.5	28%
Plus:
Foreign currency exchange loss, net	1.0	28.8	97%
Other income, net	(0.5)	(0.8)	(38)%
Interest expense	7.3	5.5	(33)%
Interest income	(3.4)	(2.9)	17%
Operating income	195.9	180.1	9%
Plus:
Depreciation and amortization	45.6	33.7	(35)%
EBITDA	241.5	213.8	13%
Plus:
Share-based compensation expense (a)	6.7	5.9	(14)%
Adjusted EBITDA	$248.2	$219.8	13%
(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”

Comparison of Depreciation and Amortization for the Six Months Ended June 30, 2026 and 2025

Depreciation and amortization increased by $11.9 million to $45.6 million for the 2026 fiscal period from $33.7 million for the 2025 fiscal period, which was primarily attributable to equipment purchases and campus improvements in Mexico related to growth initiatives including campus expansions and new campus investments that resulted in a higher depreciable asset base, combined with the strengthening of the Mexican peso against the USD compared to the 2025 fiscal period.

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

The following tables, derived from our consolidated financial statements included elsewhere in this Form 10-Q, present selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended June 30,	2026	2025	2026 vs. 2025
Revenues:
Mexico	$269.0	$217.4	24%
Peru	346.9	306.7	13%
Corporate	—	0.1	(100)%
Consolidated Total Revenues	$615.9	$524.2	17%

Adjusted EBITDA:
Mexico	$70.6	$57.4	23%
Peru	190.8	167.2	14%
Corporate	(10.8)	(10.2)	(6)%
Consolidated Total Adjusted EBITDA	$250.6	$214.5	17%

(in millions)			% Change
			Better/(Worse)
For the six months ended June 30,	2026	2025	2026 vs. 2025
Revenues:
Mexico	$479.6	$406.6	18%
Peru	408.8	353.6	16%
Corporate	—	0.1	(100)%
Consolidated Total Revenues	$888.5	$760.3	17%

Adjusted EBITDA:
Mexico	$112.1	$110.4	2%
Peru	155.8	128.4	21%
Corporate	(19.7)	(18.9)	(4)%
Consolidated Total Adjusted EBITDA	$248.2	$219.8	13%

Mexico

Financial Overview

Comparison of Mexico Results for the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2025	$217.4	$160.0	$57.4
Enrollment (1)	9.9
Product mix, pricing and timing (1)	11.9
Constant currency	21.8	16.9	4.9
Foreign exchange	29.8	21.5	8.3
June 30, 2026	$269.0	$198.4	$70.6
(1) Enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $51.6 million, a 24% increase from the 2025 fiscal quarter.
•On a constant currency basis, revenue increased by 10% compared to the 2025 fiscal quarter.
•Revenues from our Mexico segment represented 44% of our consolidated total revenues for the 2026 fiscal quarter, compared to 41% for the 2025 fiscal quarter.

Adjusted EBITDA increased by $13.2 million, a 23% increase from the 2025 fiscal quarter.
•On a constant currency basis, Adjusted EBITDA increased by 9% compared to the 2025 fiscal quarter.

Comparison of Mexico Results for the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2025	$406.6	$296.2	$110.4
Enrollment (1)	16.6
Product mix, pricing and timing (1)	(3.0)
Constant currency	13.6	26.1	(12.5)
Foreign exchange	59.4	45.2	14.2
June 30, 2026	$479.6	$367.5	$112.1
(1) Enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $73.0 million, an 18% increase from the 2025 fiscal period.
•On a constant currency basis, revenue increased by 3%, which is net of an unfavorable impact of approximately $12 million from intra-year academic calendar timing attributable to later semester start dates in the 2026 fiscal period compared to the 2025 fiscal period.
•Revenues from our Mexico segment represented 54% of our consolidated total revenues for the 2026 fiscal period, compared to 53% for the 2025 fiscal period.

Adjusted EBITDA increased by $1.7 million, a 2% increase from the 2025 fiscal period.
•On a constant currency basis, Adjusted EBITDA decreased by 11%, primarily driven by an unfavorable effect of intra-year academic calendar timing attributable to later semester start dates in the 2026 fiscal period compared to the 2025 fiscal period.

Peru

Financial Overview

Comparison of Peru Results for the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2025	$306.7	$139.5	$167.2
Enrollment (1)	21.9
Product mix, pricing and timing (1)	(3.0)
Constant currency	18.9	7.1	11.8
Foreign exchange	21.3	9.5	11.8
June 30, 2026	$346.9	$156.1	$190.8
(1) Enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $40.2 million, a 13% increase from the 2025 fiscal quarter.
•On a constant currency basis, revenue increased by 6% compared to the 2025 fiscal quarter.
•Revenues from our Peru segment represented 56% of our consolidated total revenues for the 2026 fiscal quarter, compared to 59% for the 2025 fiscal quarter.

Adjusted EBITDA increased by $23.6 million, a 14% increase from the 2025 fiscal quarter.
•On a constant currency basis, Adjusted EBITDA increased by 7% compared to the 2025 fiscal quarter.

Comparison of Peru Results for the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
June 30, 2025	$353.6	$225.2	$128.4
Enrollment (1)	24.9
Product mix, pricing and timing (1)	3.8
Constant currency	28.7	9.9	18.8
Foreign exchange	26.5	17.9	8.6
June 30, 2026	$408.8	$253.0	$155.8
(1) Enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $55.2 million, a 16% increase from the 2025 fiscal period.
•On a constant currency basis, revenues increased by 8% .
•Revenues from our Peru segment represented 46% of our consolidated total revenues for the 2026 fiscal period compared to 47% for the 2025 fiscal period.

Adjusted EBITDA increased by $27.4 million, a 21% increase from the 2025 fiscal period.
•On a constant currency basis, Adjusted EBITDA increased by 15% compared to the 2025 fiscal period.

Corporate

Corporate revenues primarily represent miscellaneous other revenues, net of the elimination of intersegment revenues.

Comparison of Corporate Results for the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

			% Change
			Better/(Worse)
(in millions)	2026	2025	2026 vs. 2025
Revenues	$—	$0.1	(100)%
Expenses	10.8	10.3	(5)%
Adjusted EBITDA	$(10.8)	$(10.2)	(6)%

Comparison of Corporate Results for the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

			% Change
			Better/(Worse)
(in millions)	2026	2025	2026 vs. 2025
Revenues	$—	$0.1	(100)%
Expenses	19.7	19.0	(4)%
Adjusted EBITDA	$(19.7)	$(18.9)	(4)%

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

As of June 30, 2026, our cash and cash equivalents were $161.7 million. Our cash accounts are maintained with high-quality financial institutions. The Company also maintains a revolving credit facility under its credit agreement (the Amended Credit Agreement) that provides for borrowings of up to $155.0 million of revolving credit loans maturing September 2028 (the Revolving Credit Facility). The credit available to be borrowed under the Amended Credit Agreement, whether as revolving loans or term loans, if any, are referred to herein collectively as the “Senior Secured Credit Facility.” In accordance with the terms of the Amended Credit Agreement, any proceeds drawn on the Revolving Credit Facility may be used for general corporate purposes. As of June 30, 2026, the Company had an outstanding balance of $75.0 million borrowed under the Revolving Credit Facility.

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

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $5.7 million as of June 30, 2026 and $5.4 million as of December 31, 2025. Restricted cash mainly consists of cash equivalents held as assets for a supplemental employment retention agreement for a former executive.

Indefinite Reinvestment of Historical Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As of June 30, 2026, $154.9 million of our total $161.7 million of cash and cash equivalents were held by foreign subsidiaries. As of December 31, 2025, $130.4 million of our total $146.7 million of cash and cash equivalents were held by foreign subsidiaries. As part of our business strategies, we have determined that the undistributed historical earnings of our foreign operations for which we have not already recorded taxes will be deemed indefinitely reinvested outside of the United States.

Liquidity Requirements

Our liquidity requirements include: funding for debt service (including finance leases); operating lease obligations; payments of deferred compensation; working capital; operating expenses; capital expenditures; stock repurchases; business development activities; and payments of other third-party obligations.

Debt

As of June 30, 2026, our debt obligations consisted of lines of credit and short-term borrowing arrangements of subsidiaries and notes payable, which totaled $64.4 million. In addition, our finance lease obligations were $83.8 million.

On June 30, 2026, a Laureate subsidiary in Peru, Universidad Privada del Norte (UPN), entered into an agreement to borrow PEN 205 million (approximately $60 million at June 30, 2026). The loan bears interest at a fixed rate of 6.45% per annum and interest payments are due quarterly. Quarterly principal payments in the amount of PEN 10 million ($3 million at June 30, 2026) are payable beginning in October 2028 through the loan’s maturity date in July 2033. As of June 30, 2026, there was no balance outstanding on this loan as the proceeds were not received until early July 2026. The terms of the loan specify that the proceeds may be used for financing or paying capital expenditures, as well as refinancing working capital lines of credit or other debt. In July 2026, UPN used approximately $41 million of the total proceeds to repay working capital lines of credit and expects to use the remaining loan proceeds to fund capital expenditures related to campus expansions. As collateral for the loan, UPN pledged assets at four of its campus locations. The loan carries certain quarterly financial covenants that become effective September 30, 2026.

Covenants

The Amended Credit Agreement provides, solely with respect to the Revolving Credit Facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, to exceed 3 as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The Amended Credit Agreement also provides that if less than 25% of the Revolving Credit Facility is utilized as of that date, then such financial covenant shall not apply. As of June 30, 2026, more than 25% of the Revolving Credit Facility was utilized, and we were in compliance with the leverage ratio covenant. In addition, indebtedness at some of our locations contain financial maintenance covenants. We were in compliance with those covenants as of June 30, 2026.

Leases

We conduct a significant portion of our operations from leased facilities, including many of our higher education facilities and other office locations. As of June 30, 2026 and December 31, 2025, the present value of operating lease liabilities was $511.9 million and $387.8 million, respectively.

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

Our total capital expenditures, excluding receipts from the sale of property and equipment, were $35.5 million and $17.9 million during the six months ended June 30, 2026 and 2025, respectively. The increase in capital expenditures was driven by higher equipment purchases in Mexico and increased expenditures for campus construction projects in Peru during the 2026 fiscal period compared to the 2025 fiscal period.

Share Repurchase Programs

On September 13, 2024, the Company announced that its Board of Directors had approved a $100 million stock purchase program. On October 30, 2025, the Company announced that its Board of Directors had approved a $150 million increase to the authorization for the Company’s stock repurchase program. On February 19, 2026, the Company announced that its Board of Directors had approved an additional $150 million increase to the existing authorization for the Company’s stock repurchase program, for a total authorization of $400 million. As of June 30, 2026, the Company had $0.2 million of capacity remaining under its stock repurchase authorization. On July 30, 2026, the Company announced that its Board of Directors had approved an additional $150 million increase to the existing authorization for the Company’s stock repurchase program, which has no fixed expiration date.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2026 and 2025:

(in millions)	2026	2025
Cash provided by (used in):
Operating activities	$172.9	$131.8
Investing activities	(35.5)	(17.7)
Financing activities	(122.7)	(73.8)
Effects of exchange rates changes on cash	0.6	4.8
Change in cash included in current assets held for sale	—	(0.8)
Net change in cash and cash equivalents and restricted cash	$15.3	$44.2

Comparison of Cash Flows for the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

Operating Activities
Cash provided by operating activities increased by $41.1 million to $172.9 million for the 2026 fiscal period from $131.8 million for the 2025 fiscal period. This increase in operating cash flows was primarily attributable to higher operating income combined with the net effect of changes in operating assets and liabilities, which increased operating cash by $62.5 million compared to the 2025 fiscal period. This increase was partially offset by higher cash paid for taxes in Mexico and Peru of $20.2 million, from $63.1 million for the 2025 fiscal period to $83.3 million for the 2026 fiscal period, due to higher estimated tax payments and tax audit payments during the 2026 fiscal period as compared to the 2025 fiscal period, as well as a year-over-year increase in the taxes that were payable upon filing the annual tax returns, due to an increase in taxable income. In addition, there was an increase in cash paid for interest of $1.2 million, from $4.8 million for the 2025 fiscal period to $6.0 million for the 2026 fiscal period, due to higher average debt balances.

Investing Activities

Cash used in investing activities increased by $17.8 million to $(35.5) million for the 2026 fiscal period from $(17.7) million for the 2025 fiscal period. This increase in investing cash outflows was attributable to higher capital expenditures in both Mexico and Peru totaling $17.6 million during the 2026 fiscal period compared to the 2025 fiscal period. Other items accounted for the remaining difference of $0.2 million.

Financing Activities

Cash used in financing activities increased by $48.9 million to $(122.7) million for the 2026 fiscal period from $(73.8) million for the 2025 fiscal period. This increase in financing cash outflows was primarily attributable to a $114.3 million increase in common stock repurchases during the 2026 fiscal period compared to the 2025 fiscal period. This change was partially offset by $67.4 million of higher net proceeds from debt borrowings on the Revolving Credit Facility to partially fund the Company’s share repurchases during the 2026 fiscal period. Other items accounted for the remaining difference of $2.0 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2025 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2025 Form 10-K. During the six months ended June 30, 2026, there were no significant changes to our critical accounting policies.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (amounts in the table below shown in thousands, except per share amounts)

The following table provides a summary of the Company’s purchases of its common stock during the three months ended June 30, 2026 pursuant to the Company’s previously authorized share repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares yet to be purchased under the plans or programs (1)
4/1/26 - 4/30/26	—	$—	—	$75,795
5/1/26 - 5/31/26	1,275	$32.62	1,275	34,184
6/1/26 - 6/30/26	962	$35.34	962	184
Total	2,237	$33.80	2,237	$184
(1) On September 13, 2024, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $100 million of the Company’s common stock. On October 30, 2025, the Company announced that its Board of Directors had approved a $150 million increase to the authorization for the Company’s stock repurchase program. On February 19, 2026, the Company announced that its Board of Directors had approved an additional $150 million increase to the existing authorization for the Company’s stock repurchase program, for a total authorization of $400 million. As of June 30, 2026, the Company had $0.2 million of capacity remaining under its stock repurchase authorization. On July 30, 2026, the Company announced that its Board of Directors had approved an additional $150 million increase to the existing authorization for the Company’s stock repurchase program, which has no fixed expiration date. The Company’s repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Exchange Act. Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s Board of Directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program at any time.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

Except as set forth below, during the three months ended June 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

On May 11, 2026, Marcelo Cardoso, the Company's Executive Vice President and Chief Operating Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Cardoso's trading plan provides for the potential sale of up to approximately 28,869 shares, to satisfy tax withholding obligations incurred in connection with the vesting of (i) 81,933 restricted stock units on December 31, 2026, and (ii) subject to the achievement of performance targets for year-end 2026, up to 23,045 performance share units on March 15, 2027. Such plan terminates on March 31, 2027, subject to early termination for certain specified events set forth in the plan.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.1†	Laureate Education, Inc. 2026 Long-Term Incentive Plan	S-8	333-296111	10.1	05/21/2026
10.2*†	Form of 2026 Long-Term Incentive Plan Restricted Stock Unit Agreement for Non-Employee Directors
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
† Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ RICHARD M. BUSKIRK
Richard M. Buskirk
Senior Vice President and Chief Financial Officer
Date: July 30, 2026

/s/ GERARD M. KNAUER
Gerard M. Knauer
Vice President, Accounting and Global Controller
Date: July 30, 2026