Form 10-Q
period 2026-09-30
LAUREATE EDUCATION, INC.
filed 2026-10-29
CIK 912766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2026
Common stock, par value $0.004 per share	135,745,894

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the three months ended September 30,	2026	2025
	(Unaudited)	(Unaudited)
Revenues	$485,085	$400,224
Costs and expenses:
Direct costs	353,400	316,538
General and administrative expenses	12,565	12,218
Operating income	119,120	71,468
Interest income	2,292	2,136
Interest expense	(4,836)	(2,605)
Other (expense) income, net	(69)	171
Foreign currency exchange gain (loss), net	4,711	(2,347)
Income from continuing operations before income taxes	121,218	68,823
Income tax expense	(20,002)	(34,450)
Income from continuing operations	101,216	34,373
Income from discontinued operations, net of tax of $0 for both periods	—	6
Net income	101,216	34,379
Net loss attributable to noncontrolling interests	—	108
Net income attributable to Laureate Education, Inc.	$101,216	$34,487

Basic earnings per share:
Income from continuing operations	$0.74	$0.23
Income from discontinued operations	—	—
Basic earnings per share	$0.74	$0.23
Diluted earnings per share:
Income from continuing operations	$0.73	$0.23
Income from discontinued operations	—	—
Diluted earnings per share	$0.73	$0.23
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
IN THOUSANDS, except per share amounts

For the nine months ended September 30,	2026	2025
	(Unaudited)	(Unaudited)
Revenues	$1,373,560	$1,160,542
Costs and expenses:
Direct costs	1,020,602	872,252
General and administrative expenses	37,943	36,676
Operating income	315,015	251,614
Interest income	5,730	5,024
Interest expense	(12,143)	(8,116)
Other income, net	392	960
Foreign currency exchange gain (loss), net	3,689	(31,122)
Income from continuing operations before income taxes and equity in net income of affiliates	312,683	218,360
Income tax expense	(95,958)	(106,326)
Equity in net income of affiliates, net of tax	—	3
Income from continuing operations	216,725	112,037
Income from discontinued operations, net of tax of $0 for both periods	—	215
Net income	216,725	112,252
Net income attributable to noncontrolling interests	—	(2,178)
Net income attributable to Laureate Education, Inc.	$216,725	$110,074

Basic earnings per share:
Income from continuing operations	$1.55	$0.74
Income from discontinued operations	—	—
Basic earnings per share	$1.55	$0.74
Diluted earnings per share:
Income from continuing operations	$1.54	$0.74
Income from discontinued operations	—	—
Diluted earnings per share	$1.54	$0.74
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the three months ended September 30,	2026	2025
	(Unaudited)	(Unaudited)
Net income	$101,216	$34,379
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $0 for both periods	(10,561)	28,619
Total other comprehensive (loss) income	(10,561)	28,619
Comprehensive income	90,655	62,998
Net comprehensive (income) loss attributable to noncontrolling interests	(4)	109
Comprehensive income attributable to Laureate Education, Inc.	$90,651	$63,107
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
IN THOUSANDS

For the nine months ended September 30,	2026	2025
	(Unaudited)	(Unaudited)
Net income	$216,725	$112,252
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $0 for both periods	4,816	111,316
Minimum pension liability adjustment, net of tax of $0 for both periods	48	—
Total other comprehensive income	4,864	111,316
Comprehensive income	221,589	223,568
Net comprehensive income attributable to noncontrolling interests	(4)	(2,174)
Comprehensive income attributable to Laureate Education, Inc.	$221,585	$221,394
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
IN THOUSANDS, except per share amounts

	September 30, 2026	December 31, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$189,904	$146,703
Restricted cash	4,129	5,372
Receivables:
Accounts and notes receivable	242,947	244,070
Other receivables	2,523	15,735
Allowance for doubtful accounts	(127,781)	(125,056)
Receivables, net	117,689	134,749
Income tax receivable	5,560	2,568
Prepaid expenses and other current assets	30,195	28,956
Total current assets	347,477	318,348
Property and equipment:
Land	161,322	162,595
Buildings	416,284	397,102
Furniture, equipment and software	621,778	596,546
Leasehold improvements	165,679	159,875
Construction in-progress	45,706	26,704
Accumulated depreciation and amortization	(752,818)	(714,206)
Property and equipment, net	657,951	628,616
Operating lease right-of-use assets, net	532,815	335,626
Goodwill	641,519	637,300
Tradenames, net	166,700	166,195
Deferred costs, net	5,143	4,537
Deferred income taxes	79,050	72,159
Other assets	46,134	41,888
Long-term assets held for sale	813	1,681
Total assets	$2,477,602	$2,206,350
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
IN THOUSANDS, except per share amounts

	September 30, 2026	December 31, 2025
Liabilities and stockholders' equity	(Unaudited)
Current liabilities:
Accounts payable	$55,105	$57,126
Accrued expenses	95,482	72,669
Accrued compensation and benefits	107,585	112,591
Deferred revenue and student deposits	110,161	80,161
Current portion of operating leases	49,186	55,971
Current portion of long-term debt and finance leases	18,030	54,585
Income taxes payable	19,490	13,225
Other current liabilities	34,313	26,579
Total current liabilities	489,352	472,907
Long-term operating leases, less current portion	530,707	331,792
Long-term debt and finance leases, less current portion	184,671	73,123
Deferred compensation	6,275	7,482
Income taxes payable	49,573	78,979
Deferred income taxes	15,719	15,590
Other long-term liabilities	41,059	37,717
Total liabilities	1,317,356	1,017,590
Redeemable equity	699	1,398
Stockholders' equity:
Preferred stock, par value $0.001 per share – 50,000 shares authorized and no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.004 per share – 700,000 shares authorized, 135,746 shares issued and outstanding as of September 30, 2026 and 142,940 shares issued and outstanding as of December 31, 2025	543	572
Additional paid-in capital	1,027,057	1,075,460
Retained earnings	431,106	416,889
Accumulated other comprehensive loss	(299,159)	(304,984)
Total Laureate Education, Inc. stockholders' equity	1,159,547	1,187,937
Noncontrolling interests	—	(575)
Total stockholders' equity	1,159,547	1,187,362
Total liabilities and stockholders' equity	$2,477,602	$2,206,350
The accompanying notes are an integral part of these consolidated financial statements.

LAUREATE EDUCATION, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
IN THOUSANDS

For the nine months ended September 30,	2026	2025
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net income	$216,725	$112,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,436	53,333
Amortization of operating lease right-of-use assets	25,253	26,473
Gain on lease terminations and disposals of subsidiaries and property and equipment, net	(1,178)	(324)
Non-cash interest expense	2,247	1,139
Non-cash share-based compensation expense	10,611	9,709
Bad debt expense	47,473	40,478
Deferred income taxes	(6,288)	(39)
Unrealized foreign currency exchange loss	(3,947)	30,949
Other, net	(7,800)	(5,752)
Changes in operating assets and liabilities:
Receivables	(30,087)	(26,199)
Prepaid expenses and other assets	(5,627)	834
Accounts payable and accrued expenses	16,478	17,476
Income tax receivable/payable, net	(26,435)	5,210
Deferred revenue and other liabilities	17,778	7,271
Net cash provided by operating activities	324,639	272,810
Cash flows from investing activities
Purchase of property and equipment	(63,445)	(36,065)
Receipts from sales of property and equipment	2,396	248
Net receipts from sales of discontinued operations	—	108
Net cash used in investing activities	(61,049)	(35,709)
Cash flows from financing activities
Borrowings on debt	264,541	94,504
Payments on debt	(221,944)	(117,111)
Payments of dividend equivalent rights for vested share-based awards	(115)	(455)
Proceeds from exercise of stock options	83	128
Withholding of shares to satisfy tax withholding for vested stock awards and exercised stock options	(4,603)	(2,345)
Payments to repurchase common stock and excise tax payments	(258,904)	(71,591)
Payments of debt issuance costs	(553)	—
Net cash used in financing activities	(221,495)	(96,870)
Effects of exchange rate changes on Cash and cash equivalents and Restricted cash	(137)	8,095
Change in cash included in current assets held for sale	—	269
Net change in Cash and cash equivalents and Restricted cash	41,958	148,595
Cash and cash equivalents and Restricted cash at beginning of period	152,075	97,854
Cash and cash equivalents and Restricted cash at end of period	$194,033	$246,449
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

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the three months ended September 30, 2026 and 2025:

	Mexico	Peru	Corporate(1)	Total
2026
Tuition and educational services	$372,091	$233,343	$—	$605,434	125%
Other	44,668	28,323	1	72,992	15%
Gross revenue	416,759	261,666	1	678,426	140%
Less: Discounts / waivers / scholarships	(160,290)	(33,051)	—	(193,341)	(40)%
Total	$256,469	$228,615	$1	$485,085	100%
2025
Tuition and educational services	$271,959	$205,691	$—	$477,650	119%
Other	33,748	22,471	39	56,258	14%
Gross revenue	305,707	228,162	39	533,908	133%
Less: Discounts / waivers / scholarships	(110,867)	(22,817)	—	(133,684)	(33)%
Total	$194,840	$205,345	$39	$400,224	100%
(1) Includes the elimination of inter-segment revenues.

The following table shows the components of Revenues by reportable segment and as a percentage of total revenue for the nine months ended September 30, 2026 and 2025:

	Mexico	Peru	Corporate(1)	Total
2026
Tuition and educational services	$1,044,330	$655,753	$—	$1,700,083	124%
Other	123,850	73,613	29	197,492	14%
Gross revenue	1,168,180	729,366	29	1,897,575	138%
Less: Discounts / waivers / scholarships	(432,073)	(91,942)	—	(524,015)	(38)%
Total	$736,107	$637,424	$29	$1,373,560	100%
2025
Tuition and educational services	$822,251	$565,558	$—	$1,387,809	120%
Other	100,999	55,920	143	157,062	13%
Gross revenue	923,250	621,478	143	1,544,871	133%
Less: Discounts / waivers / scholarships	(321,786)	(62,543)	—	(384,329)	(33)%
Total	$601,464	$558,935	$143	$1,160,542	100%
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

All of our contract assets are considered accounts receivable and are included within the Accounts and notes receivable balance in the accompanying Consolidated Balance Sheets. Total accounts receivable from our contracts with students were $242,947 and $244,070 as of September 30, 2026 and December 31, 2025, respectively. Contract asset balances are primarily driven by enrollment cycles. The first and third calendar quarters generally coincide with the primary and secondary intakes for our larger institutions. All contract asset amounts are classified as current.

Contract liabilities in the amount of $110,161 and $80,161 were included within the Deferred revenue and student deposits balance in the current liabilities section of the accompanying Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively. The increase in the contract liability balance during the period ended September 30, 2026 was the result of semester billings and cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during the period. Revenue recognized during the nine months ended September 30, 2026 that was included in the contract liability balance at the beginning of the year was approximately $68,500.

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

In Peru, private universities are increasingly providing the capacity to meet growing demand in the higher-education market. Laureate owns three institutions in Peru, with a footprint of 16 campuses.

Inter-segment transactions are accounted for in a similar manner as third-party transactions and are eliminated in consolidation. The Corporate amounts presented in the following tables include corporate charges that were not allocated to our reportable segments and adjustments to eliminate inter-segment items.

The chief operating decision maker uses Adjusted EBITDA to evaluate performance and to allocate resources for each segment in the annual budget and monthly forecasting process. Adjusted EBITDA is defined as Income from continuing operations before income taxes and equity in net income of affiliates, adding back the following items: Gain on disposal of subsidiaries, net, Foreign currency exchange gain (loss), net, Other (expense) income, net, Loss on debt extinguishment, Interest expense, Interest income, Depreciation and amortization expense, Loss on impairment of assets, and Share-based compensation expense. The chief operating decision maker considers budget-to-actual variances for Adjusted EBITDA when making decisions about allocating resources to the segments.

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

The following table presents a reconciliation of Adjusted EBITDA of our reportable segments to Income from continuing operations before income taxes and equity in net income of affiliates, as reported in the Consolidated Statements of Operations:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Adjusted EBITDA of reportable segments:
Mexico	$62,053	$25,712	$174,118	$136,087
Peru	93,979	78,065	249,810	206,457
Total Adjusted EBITDA of reportable segments	156,032	103,777	423,928	342,544
Reconciling items:
Corporate	(9,201)	(8,948)	(28,866)	(27,888)
Depreciation and amortization expense	(23,839)	(19,596)	(69,436)	(53,333)
Share-based compensation expense	(3,872)	(3,765)	(10,611)	(9,709)
Operating income	119,120	71,468	315,015	251,614
Interest income	2,292	2,136	5,730	5,024
Interest expense	(4,836)	(2,605)	(12,143)	(8,116)
Other (expense) income, net	(69)	171	392	960
Foreign currency gain (loss), net	4,711	(2,347)	3,689	(31,122)
Income from continuing operations before income taxes and equity in net income of affiliates	$121,218	$68,823	$312,683	$218,360

The following table presents significant segment expenses of our reportable segments:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Mexico
Revenues	$256,469	$194,840	$736,107	$601,464
Less:
Labor costs	89,240	75,854	266,382	221,936
Lease and other facilities costs	29,883	27,026	85,949	75,225
Advertising costs	24,335	19,579	59,643	46,628
Other costs (1)	50,958	46,669	150,015	121,588
Adjusted EBITDA	$62,053	$25,712	$174,118	$136,087

Peru
Revenues	$228,615	$205,345	$637,424	$558,935
Less:
Labor costs	78,041	74,014	229,625	207,529
Lease and other facilities costs	8,157	8,383	23,893	24,261
Advertising costs	14,592	10,201	42,948	30,165
Other costs (1)	33,846	34,682	91,148	90,523
Adjusted EBITDA	$93,979	$78,065	$249,810	$206,457
(1) Other costs for each reportable segment include: professional services expense, technology expense, bad debt and other direct costs.

The following table presents other financial information of our reportable segments:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Mexico
Depreciation and amortization expense	$14,964	$12,020	$43,842	$31,764
Expenditures for long-lived assets	$13,435	$12,121	$32,890	$20,521

Peru
Depreciation and amortization expense	$8,853	$7,403	$25,562	$21,045
Expenditures for long-lived assets	$14,400	$6,066	$29,688	$15,544

The following table presents the total assets of our reportable segments:

	September 30, 2026	December 31, 2025
Assets
Mexico	$1,593,807	$1,383,658
Peru	756,981	674,902
Corporate	126,814	147,790
Total assets	$2,477,602	$2,206,350

Note 4. Goodwill

The change in the net carrying amount of Goodwill from December 31, 2025 through September 30, 2026 was composed of the following items:

	Mexico	Peru	Total
Balance at December 31, 2025	$557,241	$80,059	$637,300
Currency translation adjustments	5,493	(1,274)	4,219
Balance at September 30, 2026	$562,734	$78,785	$641,519

Note 5. Debt

Outstanding long-term debt was as follows:

	September 30, 2026	December 31, 2025
Senior long-term debt:
Senior Secured Credit Facility	$35,000	$—
Other debt:
Lines of credit	1,171	43,278
Note payable	81,100	22,313
Total senior and other debt	117,271	65,591
Finance lease obligations	86,933	63,463
Total long-term debt and finance leases	204,204	129,054
Less: total unamortized deferred financing costs	1,503	1,346
Less: current portion of long-term debt and finance leases	18,030	54,585
Long-term debt and finance leases, less current portion	$184,671	$73,123

Senior Secured Credit Facility

The Company maintains a revolving credit facility (the Revolving Credit Facility) under its credit agreement (the Amended Credit Agreement) that provides for $155,000 of revolving credit loans maturing September 18, 2028. The credit available to be borrowed under the Amended Credit Agreement, whether as revolving loans or term loans, if any, are referred to herein collectively as the “Senior Secured Credit Facility.” As of September 30, 2026 and December 31, 2025, the Senior Secured Credit Facility had a total outstanding balance of $35,000 and $0, respectively.

Peru Term Loan

On June 30, 2026, a Laureate subsidiary in Peru, Universidad Privada del Norte (UPN), entered into an agreement to borrow PEN 205,000 (approximately $60,000 at the time of the loan). The loan bears interest at a fixed rate of 6.45% per annum and interest payments are due quarterly. Quarterly principal payments in the amount of PEN 10,250 ($3,001 at September 30, 2026) are payable beginning in October 2028 through the loan’s maturity date in July 2033. The terms of the loan specify that the proceeds may be used for financing or paying capital expenditures, as well as refinancing working capital lines of credit or other debt. In July 2026, UPN received the loan proceeds and used approximately $41,000 of the total proceeds to repay working capital lines of credit and expects to use the remaining loan proceeds to fund capital expenditures related to campus expansions. As collateral for the loan, UPN pledged assets at four of its campus locations. As of September 30, 2026, this loan had a total outstanding balance of $60,012.

Estimated Fair Value of Debt

As of September 30, 2026 and December 31, 2025, the estimated fair value of our debt approximated its carrying value.

Certain Covenants

As of September 30, 2026, our Amended Credit Agreement contained certain negative covenants including, among others: (1) limitations on additional indebtedness; (2) limitations on dividends; (3) limitations on asset sales, including the sale of ownership interests in subsidiaries and sale-leaseback transactions; and (4) limitations on liens, guarantees, loans or investments. The Amended Credit Agreement provides, solely with respect to the Revolving Credit Facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, to exceed 3 as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The Amended Credit Agreement also provides that if less than 25% of the Revolving Credit Facility is utilized as of that date, then such financial covenant shall not apply. As of September 30, 2026, this condition was satisfied and, therefore, we were not subject to the leverage ratio covenant. In addition, indebtedness at some of our locations contains financial maintenance covenants. We were in compliance with these covenants as of September 30, 2026.

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

Income Tax Contingencies

As of September 30, 2026 and December 31, 2025, Laureate had recorded cumulative liabilities for income tax contingencies of $49,573 and $78,979, respectively. The decrease was primarily attributable to a discrete tax benefit of approximately $25,400 that was recorded during the three months ended September 30, 2026 upon resolution of a legacy tax contingency.

Non-Income Tax Loss Contingencies

Laureate has accrued liabilities for certain civil actions against our institutions, a portion of which existed prior to our acquisition of these entities. Laureate intends to vigorously defend against these matters. As of September 30, 2026 and December 31, 2025, approximately $13,200 and $12,800, respectively, of loss contingencies were included in Other long-term liabilities and Other current liabilities on the Consolidated Balance Sheets.

We have also identified certain loss contingencies that we have assessed as being reasonably possible of loss, but not probable of loss, and could have an adverse effect on the Company’s results of operations if the outcomes are unfavorable. In the aggregate, we estimate that the reasonably possible loss for these unrecorded contingencies could be up to approximately $18,900 if the outcomes were unfavorable.

Guarantees

Peru

During the first quarter of 2021, one of our Peruvian institutions issued a bank guarantee in order to appeal a tax assessment received related to tax audits of 2014 and 2015. During the second quarter of 2026, the Peruvian institution paid the related tax assessment and therefore the bank guarantee was released in the third quarter of 2026. As of September 30, 2026 and December 31, 2025, the total amount of the guarantee was approximately $0 and $8,100, respectively.

Mexico

Two of our Mexican institutions have issued bank guarantees in order to appeal assessments received related to tax audits of 2017. As of September 30, 2026 and December 31, 2025, the total amount of the first guarantee was approximately $13,000 and $12,500, respectively, and the total amount of the second guarantee was approximately $6,600 and $6,300, respectively.

Note 7. Stockholders’ Equity

The components of net changes in stockholders’ equity for the nine months ended September 30, 2026 are as follows:

	Laureate Education, Inc. Stockholders
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2025	142,940	$572	$1,075,460	$416,889	$(304,984)	$(575)	$1,187,362
Non-cash share-based compensation	—	—	2,616	—	—	—	2,616
Purchase and retirement of common stock	(3,168)	(13)	(23,835)	(82,307)	—	—	(106,155)
Exercise of stock options and vesting of restricted stock units, net of shares withheld to satisfy tax withholding	206	1	(2,364)	—	—	—	(2,363)
Net loss	—	—	—	(21,594)	—	—	(21,594)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	(11,858)	(1)	(11,859)
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	48	—	48
Balance at March 31, 2026	139,978	$560	$1,051,877	$312,988	$(316,794)	$(576)	$1,048,055
Non-cash share-based compensation	—	—	4,123	—	—	—	4,123
Purchase and retirement of common stock	(2,237)	(9)	(16,814)	(59,586)	—	—	(76,409)
Vesting of restricted stock units, net of shares withheld to satisfy tax withholding	8	—	—	—	—	—	—
Reclassification of redeemable equity to non-redeemable equity	—	—	699	—	—	—	699
Net income	—	—	—	137,103	—	—	137,103
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	27,235	1	27,236
Balance at June 30, 2026	137,749	$551	$1,039,885	$390,505	$(289,559)	$(575)	$1,140,807
Non-cash share-based compensation	—	—	3,872	—	—	—	3,872
Purchase and retirement of common stock	(2,009)	(8)	(15,164)	(60,615)	—	—	(75,787)
Vesting of restricted stock units, net of shares withheld to satisfy tax withholding	6	—	—	—	—	—	—
Change in noncontrolling interests	—	—	(1,536)	—	965	571	—
Net income	—	—	—	101,216	—	—	101,216
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	(10,565)	4	(10,561)
Balance at September 30, 2026	135,746	$543	$1,027,057	$431,106	$(299,159)	$—	$1,159,547

Stock Repurchases

On September 13, 2024, the Company announced that its Board of Directors had approved a $100,000 stock purchase program. On October 30, 2025, the Company announced that its Board of Directors had approved a $150,000 increase to the authorization for the Company’s stock repurchase program. On February 19, 2026, the Company announced that its Board of Directors had approved an additional $150,000 increase to the existing authorization for the Company’s stock repurchase program. On July 30, 2026, the Company announced that its Board of Directors had approved an additional $150,000 increase to the existing authorization for the Company’s stock repurchase program, which has no fixed expiration date, for a total authorization of $550,000.

As of September 30, 2026, the Company had $75,184 of capacity remaining under its stock repurchase authorization. On October 29, 2026, the Company announced that its Board of Directors had approved an additional $150,000 increase to the existing authorization for the Company’s stock repurchase program. After giving effect to this new authorization and taking into account the cumulative repurchases through September 30, 2026, the Company may repurchase up to approximately $225,184 of its common stock under its stock repurchase program, which has no fixed expiration date.

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

Share-based Compensation Expense

During the three and nine months ended September 30, 2026 and 2025, the Company recorded share-based compensation expense for restricted stock unit awards of $3,872 and $3,765, respectively, and $10,611 and $9,709, respectively.

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

	September 30, 2026			December 31, 2025
	Laureate Education, Inc.	Noncontrolling Interests	Total	Laureate Education, Inc.	Noncontrolling Interests	Total
Foreign currency translation adjustment	$(307,833)	$—	$(307,833)	$(313,610)	$961	$(312,649)
Unrealized gain on derivatives	10,416	—	10,416	10,416	—	10,416
Minimum pension liability adjustment	(1,742)	—	(1,742)	(1,790)	—	(1,790)
Accumulated other comprehensive loss	$(299,159)	$—	$(299,159)	$(304,984)	$961	$(304,023)

Note 8. Income Taxes

Laureate’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the nine months ended September 30, 2026 and 2025 are based on estimated full-year effective tax rates, adjusted for discrete income tax items related specifically to the interim periods. Laureate has operations in multiple countries at various statutory tax rates and other operations that are loss-making entities for which it is not ‘more likely than not’ that a tax benefit will be realized on the loss.

For the nine months ended September 30, 2026, the Company recognized income tax expense of $95,958, as compared to $106,326 in the prior-year period. The decrease in income tax expense was primarily attributable to a discrete tax benefit of approximately $25,400 that was recorded during the three months ended September 30, 2026 upon resolution of a legacy tax contingency.

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

The following tables summarize the computations of basic and diluted earnings per share:

For the three months ended September 30,	2026	2025
Numerator used in basic and diluted earnings per common share for continuing operations:
Income from continuing operations	$101,216	$34,373
Loss attributable to noncontrolling interests	—	108
Net income from continuing operations for basic and diluted earnings per share	$101,216	$34,481

Numerator used in basic and diluted earnings per common share for discontinued operations:
Income from discontinued operations, net of tax	$—	$6

Denominator used in basic and diluted earnings per common share:
Basic weighted average shares outstanding	137,169	147,363
Dilutive effect of stock options	243	235
Dilutive effect of restricted stock units	573	613
Diluted weighted average shares outstanding	137,985	148,211

Basic earnings per share:
Income from continuing operations	$0.74	$0.23
Income from discontinued operations	—	—
Basic earnings per share	$0.74	$0.23
Diluted earnings per share:
Income from continuing operations	$0.73	$0.23
Income from discontinued operations	$—	$—
Diluted earnings per share	$0.73	$0.23

For the nine months ended September 30,	2026	2025
Numerator used in basic and diluted earnings per common share for continuing operations:
Income from continuing operations	$216,725	$112,037
Income attributable to noncontrolling interests	—	(2,178)
Net income from continuing operations for basic and diluted earnings per share	$216,725	$109,859

Numerator used in basic and diluted earnings per common share for discontinued operations:
Income from discontinued operations	$—	$215

Denominator used in basic and diluted earnings per common share:
Basic weighted average shares outstanding	139,540	148,499
Dilutive effect of stock options	242	228
Dilutive effect of restricted stock units	570	503
Diluted weighted average shares outstanding	140,352	149,230

Basic earnings per share:
Income from continuing operations	$1.55	$0.74
Income from discontinued operations	—	—
Basic earnings per share	$1.55	$0.74
Diluted earnings per share:
Income from continuing operations	$1.54	$0.74
Income from discontinued operations	—	—
Diluted earnings per share	$1.54	$0.74

As shown in the table below, for the periods presented there were no stock options or restricted stock units that were excluded from the diluted EPS calculations because the effect would have been antidilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Stock options	—	—	—	—
Restricted stock units	—	—	—	—

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

Note 11. Supplemental Cash Flow Information

Reconciliation of Cash and cash equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets, as well as the September 30, 2025 balance. The September 30, 2026 and September 30, 2025 balances sum to the amounts shown in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025	December 31, 2025
Cash and cash equivalents	$189,904	$240,994	$146,703
Restricted cash	4,129	5,455	5,372
Total Cash and cash equivalents and Restricted cash shown in the Consolidated Statements of Cash Flows	$194,033	$246,449	$152,075

Restricted cash represents cash that is not immediately available for use in current operations.

Supplemental Noncash Information

During the nine months ended September 30, 2026, the Company recorded approximately $227,000 of additional operating lease right-of-use assets and operating lease liabilities. Of this amount, approximately $134,000 was recorded in the first quarter of 2026, predominantly related to the extension of leases for campus real estate in our Mexico segment.

Note 12. Subsequent Events

Increase to Authorized Stock Repurchase Program

As discussed in Note 7, Stockholders’ Equity, on October 29, 2026, the Company announced that its Board of Directors had approved a $150,000 increase to the existing authorization for the Company’s stock repurchase program.

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

Overview

Our Business

We operate a portfolio of degree-granting higher education institutions in Mexico and Peru. Collectively, we have approximately 539,600 students enrolled at five institutions in these two countries. We believe that the higher education markets in Mexico and Peru present an attractive long-term opportunity, primarily because of the large and growing imbalance between the supply and demand for affordable, quality higher education in those markets. We believe that the combination of the projected growth in the middle class, limited government resources dedicated to higher education, and a clear value proposition demonstrated by the higher earnings potential afforded by higher education creates substantial opportunities for high-quality private institutions to meet this growing and unmet demand. By offering high-quality, outcome-focused education, we believe that we enable students to prosper and thrive in the dynamic and evolving knowledge economy. We have two reportable segments as described below. We group our institutions by geography in Mexico and Peru for reporting purposes.

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

•In Peru, private universities are increasingly providing the capacity to meet growing demand and constitute approximately 76% of the total higher-education market. Laureate owns three institutions in Peru, with a footprint of 16 campuses.

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

The following information for our reportable segments is presented as of September 30, 2026:

	Institutions	Enrollment	2026 YTD Revenues ($ in millions)	% Contribution to 2026 YTD Revenues
Mexico	2	292,500	$736.1	54%
Peru	3	247,100	637.4	46%
Total	5	539,600	$1,373.6	100%

Challenges

Our operations are outside of the United States and are subject to complex business, economic, legal, regulatory, political, tax and foreign currency risks, which may be difficult to adequately address. As a result, we face risks that are inherent in international operations, including: fluctuations in exchange rates, possible currency devaluations, inflation and hyper-inflation; price controls and foreign currency exchange restrictions; potential economic and political instability in both countries in which we operate; expropriation of assets by local governments; key political elections and changes in government policies; subsequent changes to laws and regulatory regimes; multiple and possibly overlapping and conflicting tax laws; and compliance with a wide variety of foreign laws. See “Item 1A—Risk Factors—Risks Relating to Our Business—We operate a portfolio of degree-granting higher education institutions in Mexico and Peru and are subject to complex business, economic, legal, political, tax and foreign currency risks, which risks may be difficult to adequately address,” in our 2025 Form 10-K. We plan to grow our operations organically by: 1) adding new programs and course offerings; 2) expanding target student demographics; and 3) increasing capacity at existing and new campus locations. Our success in growing our business will depend on the ability to anticipate and effectively manage these and other risks related to operating in various countries. See “Item 1A—Risk Factors—Risks Relating to Our Business—If we do not effectively manage our growth and business, our results of operations may be materially adversely affected” in our 2025 Form 10-K.

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

•Comparison of Consolidated Results;
•Non-GAAP Financial Measure; and
•Segment Results.

Summary Comparison of Consolidated Results

Comparison of Consolidated Results for the Three Months Ended September 30, 2026 and 2025

			% Change
			Better/(Worse)
(in millions)	2026	2025	2026 vs. 2025
Revenues	$485.1	$400.2	21%
Direct costs	353.4	316.5	(12)%
General and administrative expenses	12.6	12.2	(3)%
Operating income	119.1	71.5	67%
Interest expense, net of interest income	(2.5)	(0.5)	nm
Other non-operating income (expense)	4.6	(2.2)	nm
Income from continuing operations before income taxes	121.2	68.8	76%
Income tax expense	(20.0)	(34.5)	42%
Income from continuing operations	101.2	34.4	194%
Loss from discontinued operations, net of tax	—	—	nm
Net income	101.2	34.4	194%
Net loss attributable to noncontrolling interests	—	0.1	100%
Net income attributable to Laureate Education, Inc.	$101.2	$34.5	193%
nm - percentage changes not meaningful

Comparison of Consolidated Results for the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

Revenues increased by $84.9 million to $485.1 million for the three months ended September 30, 2026 (the 2026 fiscal quarter) from $400.2 million for the three months ended September 30, 2025 (the 2025 fiscal quarter). The increase was attributable to the effect of changes in tuition rates and enrollments in programs at varying price points (product mix), pricing and timing, which increased revenues by $35.2 million, compared to the 2025 fiscal quarter. This increase included a net favorable effect of approximately $29 million from intra-year academic calendar timing attributable to semester start dates in the 2026 fiscal quarter as compared to the 2025 fiscal quarter. In addition, a net change in foreign currency exchange rates increased revenues by $29.2 million, due to the strengthening of the Mexican peso and the Peruvian nuevo sol against the USD compared to the 2025 fiscal quarter and the effect of higher average total enrollment at our institutions during the 2026 fiscal quarter, increased revenues by $20.5 million compared to the 2025 fiscal quarter.

Direct costs and general and administrative expenses combined increased by $37.3 million to $366.0 million for the 2026 fiscal quarter from $328.7 million for the 2025 fiscal quarter. This increase was primarily driven by the effect of a net change in foreign currency exchange rates, which increased direct costs by $21.9 million, due to the strengthening of the Mexican peso and the Peruvian nuevo sol against the USD compared to the 2025 fiscal quarter. Additionally, the increase was attributable to the effect of operational changes, which increased direct costs by $15.1 million, primarily due to the result of higher enrollment at our institutions. Other Corporate expenses accounted for an increase in costs of $0.3 million for the 2026 fiscal quarter compared to the 2025 fiscal quarter.

Operating income increased by $47.6 million to $119.1 million for the 2026 fiscal quarter from $71.5 million for the 2025 fiscal quarter, driven by higher operating income at our Peru and Mexico segments. The higher operating income was due in part to a favorable effect from the timing of the academic calendar combined with the strengthening of the Mexican peso and the Peruvian nuevo sol against the USD.

Other non-operating income (expense) changed by $6.8 million to an income of $4.6 million for the 2026 fiscal quarter from an expense of $(2.2) million for the 2025 fiscal quarter. This change was primarily attributable to a foreign currency exchange gain for the 2026 fiscal quarter compared to a foreign currency exchange loss for the 2025 fiscal quarter for a change of $7.0 million, related to revaluation of items denominated in currencies different than the functional currency, including intercompany loan arrangements. Other income accounted for the remaining change of $0.2 million.

Income tax expense decreased by $14.5 million to $20.0 million for the 2026 fiscal quarter from $34.5 million for the 2025 fiscal quarter. This decrease was primarily attributable to a discrete tax benefit of approximately $25.4 million that was recorded during the 2026 fiscal quarter upon resolution of a legacy tax contingency. This benefit was partially offset by the impact of the year-over-year effect of higher pretax income during the 2026 fiscal quarter as compared to the 2025 fiscal quarter.

Comparison of Consolidated Results for the Nine Months Ended September 30, 2026 and 2025

			% Change
			Better/(Worse)
(in millions)	2026	2025	2026 vs. 2025
Revenues	$1,373.6	$1,160.5	18%
Direct costs	1,020.6	872.3	(17)%
General and administrative expenses	37.9	36.7	(3)%
Operating income	315.0	251.6	25%
Interest expense, net of interest income	(6.4)	(3.1)	(106)%
Other non-operating income (expense)	4.1	(30.2)	114%
Income from continuing operations before income taxes	312.7	218.4	43%
Income tax expense	(96.0)	(106.3)	10%
Income from continuing operations	216.7	112.0	93%
Income from discontinued operations, net of tax	—	0.2	(100)%
Net income	216.7	112.3	93%
Net income attributable to noncontrolling interests	—	(2.2)	(100)%
Net income attributable to Laureate Education, Inc.	$216.7	$110.1	97%

Comparison of Consolidated Results for the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

Revenues increased by $213.1 million to $1,373.6 million for the nine months ended September 30, 2026 (the 2026 fiscal period) from $1,160.5 million for the nine months ended September 30, 2025 (the 2025 fiscal period). The increase in revenues was attributable to: (1) a net change in foreign currency exchange rates which increased revenues by $115.1 million, due to the strengthening of the Mexican peso and the Peruvian nuevo sol against the USD compared to the 2025 fiscal period; (2) the effect of higher average total enrollment at our institutions during the 2026 fiscal period, which increased revenues by $62.1 million compared to the 2025 fiscal period; and (3) the effect of changes in product mix, pricing and timing, which increased revenues by $36.0 million compared to the 2025 fiscal period and included a net favorable effect of approximately $20 million from intra-year academic calendar timing attributable to semester start dates in the 2026 fiscal period as compared to the 2025 fiscal period. Corporate accounted for the remaining difference of $0.1 million.

Direct costs and general and administrative expenses combined increased by $149.5 million to $1,058.5 million for the 2026 fiscal period from $909.0 million for the 2025 fiscal period. This increase was primarily driven by the effect of a net change in foreign currency exchange rates, which increased direct costs by $90.0 million, mainly due to the strengthening of the Mexican peso and the Peruvian nuevo sol against the USD compared to the 2025 fiscal period. Additionally, the increase was attributable to the effect of operational changes, which increased direct costs by $58.6 million compared to the 2025 fiscal period, primarily due to the result of higher enrollment at our institutions. Corporate accounted for the remaining difference of $0.9 million.

Operating income increased by $63.4 million to $315.0 million for the 2026 fiscal period from $251.6 million for the 2025 fiscal period. This increase was primarily driven by higher operating income at our Peru and Mexico segments during the 2026 fiscal period compared to the 2025 fiscal period, partially due to a favorable effect from the timing of the academic calendar as well as strengthening of the Mexican peso and the Peruvian nuevo sol against the USD.

Other non-operating income (expense) changed by $34.3 million to an income of $4.1 million for the 2026 fiscal period from an expense of $(30.2) million for the 2025 fiscal period. This change was attributable to a smaller foreign currency exchange gain during the 2026 fiscal period compared to a larger foreign currency exchange loss during the 2025 fiscal period for a change of $34.8 million, related to revaluation of items denominated in currencies different than the functional currency, including intercompany loan arrangements. A decrease in other income accounted for the remaining change of $0.5 million for the 2026 fiscal period.

Income tax expense decreased by $10.3 million to $96.0 million for the 2026 fiscal period from $106.3 million for the 2025 fiscal period. This decrease was primarily attributable to the year-over-year effect of a higher net discrete tax benefit recorded during the 2026 fiscal period as compared to the 2025 fiscal period, related to the resolution of legacy tax contingencies.

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

The following table presents Adjusted EBITDA and reconciles Net income to Adjusted EBITDA for the three months ended September 30, 2026 and 2025:

			% Change
			Better/(Worse)
(in millions)	2026	2025	2026 vs. 2025
Net income	$101.2	$34.4	194%
Plus:
Income from discontinued operations, net of tax	—	—	nm
Income from continuing operations	101.2	34.4	194%
Plus:
Income tax expense	20.0	34.5	42%
Income from continuing operations before income taxes	121.2	68.8	76%
Plus:
Foreign currency exchange (gain) loss, net	(4.7)	2.3	nm
Other expense (income), net	0.1	(0.2)	(150)%
Interest expense	4.8	2.6	(85)%
Interest income	(2.3)	(2.1)	10%
Operating income	119.1	71.5	67%
Plus:
Depreciation and amortization	23.8	19.6	(21)%
EBITDA	142.9	91.1	57%
Plus:
Share-based compensation expense (a)	3.9	3.8	(3)%
Adjusted EBITDA	$146.8	$94.8	55%
nm - percentage changes not meaningful
(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”

Comparison of Depreciation and Amortization for the Three Months Ended September 30, 2026 and 2025

Depreciation and amortization increased by $4.2 million to $23.8 million for the 2026 fiscal quarter from $19.6 million for the 2025 fiscal quarter, which was primarily attributable to equipment purchases and campus improvements related to growth initiatives including campus expansions and new campus investments that resulted in a higher depreciable asset base, combined with the strengthening of the Mexican peso and Peruvian nuevo sol against the USD compared to the 2025 fiscal quarter.

The following table presents Adjusted EBITDA and reconciles Net income to Adjusted EBITDA for the nine months ended September 30, 2026 and 2025:

			% Change
			Better/(Worse)
(in millions)	2026	2025	2026 vs. 2025
Net income	$216.7	$112.3	93%
Plus:
Income from discontinued operations, net of tax	—	(0.2)	(100)%
Income from continuing operations	216.7	112.0	93%
Plus:
Income tax expense	96.0	106.3	10%
Income from continuing operations before income taxes	312.7	218.4	43%
Plus:
Foreign currency exchange (gain) loss, net	(3.7)	31.1	112%
Other income, net	(0.4)	(1.0)	(60)%
Interest expense	12.1	8.1	(49)%
Interest income	(5.7)	(5.0)	14%
Operating income	315.0	251.6	25%
Plus:
Depreciation and amortization	69.4	53.3	(30)%
EBITDA	384.4	304.9	26%
Plus:
Share-based compensation expense (a)	10.6	9.7	(9)%
Adjusted EBITDA	$395.1	$314.7	26%
(a) Represents non-cash, share-based compensation expense pursuant to the provisions of ASC 718, “Stock Compensation.”

Comparison of Depreciation and Amortization for the Nine Months Ended September 30, 2026 and 2025

Depreciation and amortization increased by $16.1 million to $69.4 million for the 2026 fiscal period from $53.3 million for the 2025 fiscal period, which was primarily attributable to equipment purchases and campus improvements related to growth initiatives including campus expansions and new campus investments that resulted in a higher depreciable asset base, combined with the strengthening of the Mexican peso and Peruvian nuevo sol against the USD compared to the 2025 fiscal period.

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

The following tables, derived from our consolidated financial statements included elsewhere in this Form 10-Q, present selected financial information of our segments:

(in millions)			% Change
			Better/(Worse)
For the three months ended September 30,	2026	2025	2026 vs. 2025
Revenues:
Mexico	$256.5	$194.8	32%
Peru	228.6	205.3	11%
Corporate	—	—	nm
Consolidated Total Revenues	$485.1	$400.2	21%

Adjusted EBITDA:
Mexico	$62.1	$25.7	142%
Peru	94.0	78.1	20%
Corporate	(9.2)	(8.9)	(3)%
Consolidated Total Adjusted EBITDA	$146.8	$94.8	55%

(in millions)			% Change
			Better/(Worse)
For the nine months ended September 30,	2026	2025	2026 vs. 2025
Revenues:
Mexico	$736.1	$601.5	22%
Peru	637.4	558.9	14%
Corporate	—	0.1	(100)%
Consolidated Total Revenues	$1,373.6	$1,160.5	18%

Adjusted EBITDA:
Mexico	$174.1	$136.1	28%
Peru	249.8	206.5	21%
Corporate	(28.9)	(27.9)	(4)%
Consolidated Total Adjusted EBITDA	$395.1	$314.7	26%
nm - percentage changes not meaningful

Mexico

Financial Overview

Comparison of Mexico Results for the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2025	$194.8	$169.1	$25.7
Enrollment (1)	8.9
Product mix, pricing and timing (1)	33.5
Constant currency	42.4	10.7	31.7
Foreign exchange	19.3	14.6	4.7
September 30, 2026	$256.5	$194.4	$62.1
(1) Enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $61.7 million, a 32% increase from the 2025 fiscal quarter.
•On a constant currency basis, revenue increased by 22% compared to the 2025 fiscal quarter, driven by a favorable impact of approximately $28 million from intra-year academic calendar timing attributable to semester start dates in the 2026 fiscal quarter compared to the 2025 fiscal quarter, as well as improvements in operational performance.
•Revenues from our Mexico segment represented 53% of our consolidated total revenues for the 2026 fiscal quarter, compared to 49% for the 2025 fiscal quarter.

Adjusted EBITDA increased by $36.4 million, a 142% increase from the 2025 fiscal quarter.
•On a constant currency basis, Adjusted EBITDA increased by 123%, driven by a favorable effect of intra-year academic calendar timing attributable to semester start dates in the 2026 fiscal quarter compared to the 2025 fiscal quarter, as well as improvements in operational performance.

Comparison of Mexico Results for the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2025	$601.5	$465.4	$136.1
Enrollment (1)	25.4
Product mix, pricing and timing (1)	30.4
Constant currency	55.8	36.7	19.1
Foreign exchange	78.8	59.9	18.9
September 30, 2026	$736.1	$562.0	$174.1
(1) Enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $134.6 million, a 22% increase from the 2025 fiscal period.
•On a constant currency basis, revenue increased by 9%, driven by a favorable impact of approximately $16 million from intra-year academic calendar timing attributable to semester start dates in the 2026 fiscal period compared to the 2025 fiscal period, as well as improvements in operational performance.
•Revenues from our Mexico segment represented 54% of our consolidated total revenues for the 2026 fiscal period, compared to 52% for the 2025 fiscal period.

Adjusted EBITDA increased by $38.0 million, a 28% increase from the 2025 fiscal period.
•On a constant currency basis, Adjusted EBITDA increased by 14%, driven by a favorable effect of intra-year academic calendar timing attributable to semester start dates in the 2026 fiscal period compared to the 2025 fiscal period, as well as improvements in operational performance.

Peru

Financial Overview

Comparison of Peru Results for the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2025	$205.3	$127.2	$78.1
Enrollment (1)	11.6
Product mix, pricing and timing (1)	1.8
Constant currency	13.4	1.6	11.8
Foreign exchange	9.9	5.8	4.1
September 30, 2026	$228.6	$134.6	$94.0
(1) Enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $23.3 million, an 11% increase from the 2025 fiscal quarter.
•On a constant currency basis, revenue increased by 7% compared to the 2025 fiscal quarter, which includes a favorable impact of approximately $1 million from intra-year academic calendar timing attributable to semester start dates in the 2026 fiscal quarter compared to the 2025 fiscal quarter.
•Revenues from our Peru segment represented 47% of our consolidated total revenues for the 2026 fiscal quarter, compared to 51% for the 2025 fiscal quarter.

Adjusted EBITDA increased by $15.9 million, a 20% increase from the 2025 fiscal quarter.
•On a constant currency basis, Adjusted EBITDA increased by 15% compared to the 2025 fiscal quarter.

Comparison of Peru Results for the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

(in millions)	Revenues	Direct Costs	Adjusted EBITDA
September 30, 2025	$558.9	$352.4	$206.5
Enrollment (1)	36.7
Product mix, pricing and timing (1)	5.5
Constant currency	42.2	11.5	30.7
Foreign exchange	36.3	23.7	12.6
September 30, 2026	$637.4	$387.6	$249.8
(1) Enrollment and product mix, pricing and timing are not separable for the calculation of direct costs and therefore are combined and defined as Constant currency for the calculation of Adjusted EBITDA.

Revenues increased by $78.5 million, a 14% increase from the 2025 fiscal period.
•On a constant currency basis, revenues increased by 8%, which includes a favorable impact of approximately $4 million from intra-year academic calendar timing attributable to semester start dates in the 2026 fiscal period compared to the 2025 fiscal period.
•Revenues from our Peru segment represented 46% of our consolidated total revenues for the 2026 fiscal period compared to 48% for the 2025 fiscal period.

Adjusted EBITDA increased by $43.3 million, a 21% increase from the 2025 fiscal period..
•On a constant currency basis, Adjusted EBITDA increased by 15% compared to the 2025 fiscal period.

Corporate

Corporate revenues primarily represent miscellaneous other revenues, net of the elimination of intersegment revenues.

Comparison of Corporate Results for the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

			% Change
			Better/(Worse)
(in millions)	2026	2025	2026 vs. 2025
Revenues	$—	$—	nm
Expenses	9.2	8.9	(3)%
Adjusted EBITDA	$(9.2)	$(8.9)	(3)%
nm - percentage changes not meaningful

Comparison of Corporate Results for the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

			% Change
			Better/(Worse)
(in millions)	2026	2025	2026 vs. 2025
Revenues	$—	$0.1	(100)%
Expenses	28.9	28.0	(3)%
Adjusted EBITDA	$(28.9)	$(27.9)	(4)%

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

As of September 30, 2026, our cash and cash equivalents were $189.9 million. Our cash accounts are maintained with high-quality financial institutions. The Company also maintains a revolving credit facility under its credit agreement (the Amended Credit Agreement) that provides for borrowings of up to $155.0 million of revolving credit loans maturing September 2028 (the Revolving Credit Facility). The credit available to be borrowed under the Amended Credit Agreement, whether as revolving loans or term loans, if any, are referred to herein collectively as the “Senior Secured Credit Facility.” In accordance with the terms of the Amended Credit Agreement, any proceeds drawn on the Revolving Credit Facility may be used for general corporate purposes. As of September 30, 2026, the Company had an outstanding balance of $35.0 million borrowed under the Revolving Credit Facility.

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

Liquidity Restrictions

Our liquidity is affected by restricted cash balances, which totaled $4.1 million as of September 30, 2026 and $5.4 million as of December 31, 2025. Restricted cash mainly consists of cash equivalents held as assets for a supplemental employment retention agreement for a former executive.

Indefinite Reinvestment of Historical Foreign Earnings

We earn a significant portion of our income from subsidiaries located in countries outside the United States. As of September 30, 2026, $182.1 million of our total $189.9 million of cash and cash equivalents were held by foreign subsidiaries. As of December 31, 2025, $130.4 million of our total $146.7 million of cash and cash equivalents were held by foreign subsidiaries. As part of our business strategies, we have determined that the undistributed historical earnings of our foreign operations for which we have not already recorded taxes will be deemed indefinitely reinvested outside of the United States.

Liquidity Requirements

Our liquidity requirements include: funding for debt service (including finance leases); operating lease obligations; payments of deferred compensation; working capital; operating expenses; capital expenditures; stock repurchases; business development activities; and payments of other third-party obligations.

Debt

As of September 30, 2026, our debt obligations consisted of lines of credit and short-term borrowing arrangements of subsidiaries and notes payable, which totaled $82.3 million. In addition, our finance lease obligations were $86.9 million.

On June 30, 2026, a Laureate subsidiary in Peru, Universidad Privada del Norte (UPN), entered into an agreement to borrow PEN 205 million (approximately $60.0 million at the time of the loan). The loan bears interest at a fixed rate of 6.45% per annum and interest payments are due quarterly. Quarterly principal payments in the amount of PEN 10.3 million ($3.0 million at September 30, 2026) are payable beginning in October 2028 through the loan’s maturity date in July 2033. The terms of the loan specify that the proceeds may be used for financing or paying capital expenditures, as well as refinancing working capital lines of credit or other debt. In July 2026, UPN received the loan proceeds and used approximately $41.0 million of the total proceeds to repay working capital lines of credit and expects to use the remaining loan proceeds to fund capital expenditures related to campus expansions. As collateral for the loan, UPN pledged assets at 4.00 of its campus locations.

Covenants

The Amended Credit Agreement provides, solely with respect to the Revolving Credit Facility, that the Company shall not permit its Consolidated Senior Secured Debt to Consolidated EBITDA ratio, as defined in the Amended Credit Agreement, to exceed 3 as of the last day of each quarter commencing with the quarter ending December 31, 2019 and thereafter. The Amended Credit Agreement also provides that if less than 25% of the Revolving Credit Facility is utilized as of that date, then such financial covenant shall not apply. As of September 30, 2026, this condition was satisfied and, therefore, we were not subject to the leverage ratio covenant. In addition, indebtedness at some of our locations contains financial maintenance covenants. We were in compliance with those covenants as of September 30, 2026.

Leases

We conduct a significant portion of our operations from leased facilities, including many of our higher education facilities and other office locations. As of September 30, 2026 and December 31, 2025, the present value of operating lease liabilities was $579.9 million and $387.8 million, respectively.

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

Our total capital expenditures, excluding receipts from the sale of property and equipment, were $63.4 million and $36.1 million during the nine months ended September 30, 2026 and 2025, respectively. The increase in capital expenditures was driven by higher equipment purchases and increased expenditures for campus construction projects during the 2026 fiscal period compared to the 2025 fiscal period.

Share Repurchase Programs

On September 13, 2024, the Company announced that its Board of Directors had approved a $100 million stock purchase program. On October 30, 2025, the Company announced that its Board of Directors had approved a $150 million increase to the authorization for the Company’s stock repurchase program. On February 19, 2026, the Company announced that its Board of Directors had approved an additional $150 million increase to the existing authorization for the Company’s stock repurchase program. On July 30, 2026, the Company announced that its Board of Directors had approved an additional $150 million increase to the existing authorization for the Company’s stock repurchase program, which has no fixed expiration date, for a total authorization of $550 million. As of September 30, 2026, the Company had $75.2 million of capacity remaining under its stock repurchase authorization. On October 29, 2026, the Company announced that its Board of Directors had approved an additional $150 million increase to the existing authorization for the Company’s stock repurchase program. After giving effect to this new authorization and taking into account the cumulative repurchases through September 30, 2026, the Company may repurchase up to approximately $225.2 million of its common stock under its stock repurchase program, which has no fixed expiration date.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2026 and 2025:

(in millions)	2026	2025
Cash provided by (used in):
Operating activities	$324.6	$272.8
Investing activities	(61.0)	(35.7)
Financing activities	(221.5)	(96.9)
Effects of exchange rates changes on cash	(0.1)	8.1
Change in cash included in current assets held for sale	—	0.3
Net change in cash and cash equivalents and restricted cash	$42.0	$148.6

Comparison of Cash Flows for the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

Operating Activities
Cash provided by operating activities increased by $51.8 million to $324.6 million for the 2026 fiscal period from $272.8 million for the 2025 fiscal period. This increase in operating cash flows was primarily attributable to higher operating income combined with the net effect of changes in operating assets and liabilities, which increased operating cash by $80.2 million compared to the 2025 fiscal period. This increase was partially offset by higher cash paid for taxes in Mexico and Peru of $26.3 million, from $101.6 million for the 2025 fiscal period to $127.9 million for the 2026 fiscal period, due to higher estimated tax payments and tax audit payments during the 2026 fiscal period as compared to the 2025 fiscal period, as well as a year-over-year increase in the taxes that were payable upon filing the annual tax returns, due to an increase in taxable income. In addition, there was an increase in cash paid for interest of $2.1 million, from $7.0 million for the 2025 fiscal period to $9.1 million for the 2026 fiscal period, due to higher average debt balances.

Investing Activities

Cash used in investing activities increased by $25.3 million to $(61.0) million for the 2026 fiscal period from $(35.7) million for the 2025 fiscal period. This increase in investing cash outflows was attributable to higher capital expenditures in both Mexico and Peru totaling $27.4 million during the 2026 fiscal period compared to the 2025 fiscal period. This increase was partially offset by higher year-over-year cash proceeds from the sale of property and equipment of $2.1 million primarily related to the sale of a parcel of land in Mexico.

Financing Activities

Cash used in financing activities increased by $124.6 million to $(221.5) million for the 2026 fiscal period from $(96.9) million for the 2025 fiscal period. This increase in financing cash outflows was primarily attributable to a $187.3 million increase in common stock repurchases during the 2026 fiscal period compared to the 2025 fiscal period. This change was partially offset by $65.2 million of higher net proceeds from debt borrowings that primarily included: 1) $35.0 million of net borrowings on the Revolving Credit Facility that was used to fund a portion of the Company’s share repurchases during the 2026 fiscal period; and 2) the $60.0 million UPN Peru term loan, approximately $41.0 million of which was used to repay working capital lines of credit, resulting in a net borrowing of approximately $19.0 million. The remaining difference in financing activities of $2.5 million was accounted for by other immaterial items.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the audited consolidated financial statements included in our 2025 Form 10-K. Our critical accounting policies require the most significant judgments and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies and estimates could materially affect our financial statements and are critical to the understanding of our results of operations and financial condition. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies and Estimates” section of the MD&A in our 2025 Form 10-K. During the nine months ended September 30, 2026, there were no significant changes to our critical accounting policies.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (amounts in the table below shown in thousands, except per share amounts)

The following table provides a summary of the Company’s purchases of its common stock during the three months ended September 30, 2026 pursuant to the Company’s previously authorized share repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares yet to be purchased under the plans or programs (1)
7/1/26 - 7/31/26	—	$—	—	$150,184
8/1/26 - 8/31/26	1,057	$37.86	1,057	$110,184
9/1/26 - 9/30/26	952	$36.76	952	$75,184
Total	2,009	$37.33	2,009	$75,184
(1) On September 13, 2024, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $100 million of the Company’s common stock. On October 30, 2025, the Company announced that its Board of Directors had approved a $150 million increase to the authorization for the Company’s stock repurchase program. On February 19, 2026, the Company announced that its Board of Directors had approved an additional $150 million increase to the existing authorization for the Company’s stock repurchase program. On July 30, 2026, the Company announced that its Board of Directors had approved an additional $150 million increase to the existing authorization for the Company’s stock repurchase program, which has no fixed expiration date, for a total authorization of $550 million. As of September 30, 2026, the Company had $75.2 million of capacity remaining under its stock repurchase authorization. On October 29, 2026, the Company announced that its Board of Directors had approved an additional $150,000 increase to the existing authorization for the Company’s stock repurchase program. After giving effect to this new authorization and taking into account the cumulative repurchases through September 30, 2026, the Company may repurchase up to approximately $225.2 million of its common stock under its stock repurchase program, which has no fixed expiration date. The Company’s repurchases may be made from time to time on the open market at prevailing market prices, in privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under the Exchange Act. Repurchases may be effected pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The Company’s Board of Directors will review the share repurchase program periodically and may authorize adjustment of its terms and size or suspend or discontinue the program at any time.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
Date: October 29, 2026

/s/ GERARD M. KNAUER
Gerard M. Knauer
Vice President, Accounting and Global Controller
Date: October 29, 2026